Form 10-K
period 2005-12-31
ACCELLENT INC
filed 2006-03-30
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-130470

Accellent Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1507827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Fordham Road
Wilmington, Massachusetts  01887
(978) 570-6900
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005: not applicable

As of March 24, 2006, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

TABLE OF CONTENTS

PART I
1. Business
1A. Risk Factors
1B. Unresolved Staff Comments
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
PART II
5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6. Selected Financial Data
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8. Consolidated Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A. Controls and Procedures
9B. Other Information
PART III
10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13. Certain Relationships and Related Transactions
14. Principal Accountant Fees and Services
PART IV
15. Exhibits, Financial Statement Schedules
Signatures

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  In some cases, these “ forward looking statements” can be identified by the use of words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this report, including under the headings “Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A—Risk Factors.”

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OTHER INFORMATION

We maintain our principal executive offices at 100 Fordham Road, Wilmington, Massachusetts 01887, and our telephone number is (978) 570-6900.

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”).  You can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s Web site at www.sec.gov.

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the company” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transactions (as described below).  Financial information reported in this Form 10-K include the financial results of each acquired company since each respective acquisition date, except for amounts disclosed as “pro forma.”  Financial information identified in this Form 10-K as “pro forma” gives effect to the acquisitions of MedSource Technologies, Inc., Campbell Engineering, Inc. and Machining Technology Group, LLC as if those acquisitions were included in our financial results for the entire period covered by the pro forma amount disclosed.

Overview

We are the largest provider of outsourced precision manufacturing and engineering services to the medical device industry according to market share comparisons by the Millennium Research Group. We focus on what we believe are three of the largest and fastest growing segments of the medical device market: cardiology, endoscopy and orthopaedics. Our customers are the leading medical device companies in the world, including Abbott Laboratories, Boston Scientific, Guidant, Johnson &

Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker, Tyco and Zimmer. We provide our customers with reliable, high-quality, cost-efficient, integrated outsourcing solutions that span the complete supply chain spectrum.

Our design and engineering, precision component manufacturing, device assembly and supply chain management services provide multiple strategic benefits to our customers. We help speed our customers’ products to market, lower their manufacturing costs, provide capabilities that they do not possess internally, and enable our customers to concentrate resources on clinical education, research, sales and marketing.

We have developed long-term relationships with our largest customers and work closely with them in the designing, testing, prototyping, validation and production of their products. In many cases, we have been partnering with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers, and often become the sole supplier of the manufacturing and engineering services that we provide to our customers. Many of the end products we produce for our customers are regulated by the FDA, which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers. Because of these stringent standards, multiple validations of our manufacturing process are required by the FDA to ensure high quality, reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high switching costs for transferring product lines once a product begins production. Typically, once our customers have begun production of a certain product with us, they do not move their products to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been validated in the past.

We generate significant recurring revenues from a diverse range of products that generally have long product life cycles. Moreover, the majority of our revenues are generated by high value, single use products that are either regulated for one-time use, implanted into the body or are considered too critical to be re-used. We currently work with our customers on over 10,000 stock keeping units, providing us with tremendous product diversity across our customer base.

We expect our future growth to come from a combination of factors, including market growth for cardiology, endoscopy and orthopaedic devices, increased outsourcing of existing and new products by our customers to us, and increasing our market share of the overall outsourcing market. This growing revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices for over ten years, such as biopsy instruments, joint implants, pacemakers and surgical instruments. Even as our customers’ end market products experience new product innovation, we continue to supply the base products and services across end market product cycles. For the twelve months ended December 31, 2005, on a pro forma basis, our net sales by end market were:

Pro Forma
Endoscopy	44%
Cardiology	32%
Orthopaedic	16%
Industrial	8%
100%

On April 27, 2004, we entered into an Agreement and Plan of Merger pursuant to which, on June 30, 2004, MedSource and its subsidiaries became our wholly owned subsidiaries. As a result of the merger, we became the largest provider of manufacturing and engineering services to the medical device industry. We have successfully integrated the former UTI and MedSource into a single customer-focused organization. The size and scope of our business following the merger has enabled us to invest in differentiated design, prototyping and manufacturing capabilities and quality and information systems as well as a focused sales force. We have essentially completed the operational integration and have also substantially completed our planned facility rationalizations.

Recent Acquisitions

On September 12, 2005, we acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell, a Huntsville, Alabama based manufacturing and engineering firm. Campbell is engaged in the business of design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.

On October 6, 2005, we acquired 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, an Arlington, Tennessee based manufacturing and engineering company. MTG specializes in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments.

In this Form 10-K, we refer to these acquisitions as the “2005 Acquisitions.”

The Transactions

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, has merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the “Merger”).  As a result of the Merger:

•                  our capital stock and other equity interests outstanding immediately prior to the Merger (other than a portion of the shares of A-9 Preferred Stock held by certain existing stockholders which has been converted into equity of Accellent Holdings Corp.) and the options to receive our common stock outstanding immediately prior to the Merger (other than certain options held by members of management which have been rolled over into options to purchase shares of Accellent Holdings Corp. (“Rollover Options”)) have been cancelled and converted into the right to receive aggregate cash consideration of approximately $830 million less accrued interest on our existing indebtedness plus cash on hand at the time of closing and less approximately $17 million of cash bonuses to certain employees in connection with the change of control that occurred upon consummation of the Merger;

•                  entities affiliated with KKR and Bain Capital, or Bain, own approximately 71% and 24%, respectively, of our outstanding common stock immediately following the Merger; and

•                  certain members of management own approximately 5% of our outstanding common stock, of which approximately 3% includes the value of Accellent Inc. stock options exchanged for Accellent Holdings Corp. stock options, and approximately 2% which represents shares of common stock owned by management.

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management. Equity rolled over by management includes approximately $19 million of equity in stock options of Accellent Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp, and $10 million of preferred stock of Accellent Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which is comprised of 8 individuals. In addition, in connection with the Merger, we:

•                  entered into a senior secured credit facility, consisting of a $400 million senior secured term loan facility and a $75 million senior secured revolving credit facility;

•                  issued $305 million aggregate principal amount of 10½% senior subordinated notes, resulting in net proceeds of approximately $301 million after an approximately $4 million original issue discount;

•                  repaid approximately $409 million of our indebtedness, including pursuant to a tender offer for Accellent Corp.’s $175 million 10% senior subordinated notes due 2012; and

•                  paid approximately $73 million of transaction fees and expenses, including tender premiums.

In connection with the Merger, Accellent Holdings Corp. granted new options to purchase shares of Accellent Holdings Corp. to certain members of management. All equity positions currently held by our named executive officers are in the form of stock options.

Pursuant to a tender offer which expired on November 21, 2005, we received tenders and the requisite consents for 100% of the 10% senior subordinated notes and, as a result, we accepted for payment and paid for all notes validly tendered.

The Merger and related financing transactions are referred to collectively in this Form 10-K as the “Transactions.”

Industry Background

Medical Device End Markets.  The medical device industry enjoys favorable industry dynamics, with projected revenue growth in our key market segments of approximately 11% annually from 2004 through 2009, according to the Millennium Research Group.

We focus on what we believe are three of the largest and fastest growing segments of the medical device industry: cardiology, endoscopy and orthopaedics, which together account for a $58.5 billion global market according to the Millennium Research Group. The outsourcing opportunities for these three targeted end markets are expected to grow at 14.4% from $4.0 billion in 2004 to $7.9 billion in 2009, according to the Millennium Research Group. We believe that these end markets are attractive based on their large size, significant volume growth, relatively high customer profit margins, strong product pipelines, competitive environment and a demonstrable need for our high-quality manufacturing and engineering services.

We target these three end markets by focusing on the 15 leading medical device companies that operate in one or more of these markets. We believe these leading medical device companies will generate outsourcing opportunities similar to the end markets in which they operate.

We believe this demand is being driven primarily as a result of:

•                        Aging Population.  The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 5% from 2005 to 2010, while the number of individuals in the United States over the age of 55 is projected to grow approximately 14% during the same period. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

•                        Active Lifestyles.  As people are living longer, more active lives, the adoption of medical devices such as orthopaedic implants and arthroscopy devices has grown. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

•                        Advances in Medical Device Technology.  The development of new medical device technology is driving growth in the medical device market. Examples include neurostimulation, drug-eluting stents and innovative pacemakers, which are experiencing rapid adoption in the medical community because of the significant demonstrated patient benefits.

•                        Increased Global Utilization.  The global medical device market is largely concentrated in North America, Western Europe and Japan. As the United States is the major global supplier of medical devices, the aging of the European and Japanese populations and the increased global utilization of medical devices further add to medical device volume growth. Emerging countries in Asia, South America and Eastern Europe are also increasing their consumption of medical devices due to enhanced awareness and increasing financial flexibility.

•                        Increase in Minimally Invasive Technologies.  The medical device market is witnessing a major shift away from invasive or open surgical procedures to minimally invasive procedures and technologies. Minimally invasive procedures have been developed to reduce the pain, trauma, recovery time and overall costs resulting from open and more invasive procedures. The continued adoption of such minimally invasive technologies is expected to continue driving growth in the overall medical device market.

The chart below provides examples of customer products in our targeted markets and the products and services that we provide for each of the customer end products.

Market	Customer Devices/Products	Our Products and Services

Cardiology
Interventional Cardiology	• Stents	• Stent tubing, stents, mandrels
	• Rotational artery clearing device	• Ground guidewires, tubular drive components
	• Guidewires, delivery systems	• Marker bands, catheter shafts, tooling

Market	Customer Devices/Products	Our Products and Services

mandrels, corewires, guidewire assemblies
Cardiac Rhythm Management	• Pacemakers	• Implantable electrodes, connector blocks, lugs
	• Implantable defibrillators	• Electrodes & leads
Cardiac Surgery	• Heart immobilization devices	• Machined tubing
	• Heart valves	• Machined valve bodies and leaflets
Interventional Neurology	• Implantable coils	• Wire coiling
	• Catheters/delivery systems	• Guidewires
Peripheral Vascular	• Stents/Delivery systems	• Stents, stent tubing, guidewires, hypotubing

Endoscopy
Laparoscopy/Gynecology	• Harmonic scalpel blades	• Blade assemblies
	• Breast biopsy devices	• Tubular components, MIM jaws and anvils, stamped components
	• Trocars	• Tubular components and complete assemblies
	• Birth control devices	• Tubular machined components
• Complete finished devices
Arthroscopy	• Shaver blades	• Blade assemblies
	• Arthroscopes	• Arthroscope tubing
	• Suture anchors	• Machined anchors, drivers
Urology	• Stone retrieval baskets	• Wire grinding
	• Thermal tumor shrinkage	• Catheter design and fabrication
	• Bladder stapling devices	• Finished goods
Gastrointestinal	• Biopsy forceps	• Complete assembly, supply chain management
• MIM jaws
• Plastic catheters
• Plastic injection molded assemblies
Ophthalmology	• Ultrasonic tips	• Micro tube drawing and machining
Drug Delivery	• Drug pumps	• Case stamping
• Hypotube needle fabrication
Wound Closure	• Stapling devices	• Stamped components
• Anvils
• Tubular components
Orthopaedics
Joint Replacement	• Artificial hip, knee & extremity implants

•   Hip stems & sleeves, acetabular shells & liners, tibial trays, posts, inserts & wedges, femoral components, glenoids, shoulder stems, ankle, finger & toe components. Forgings, surface treatment & engineering services to support customer implant programs

Market	Customer Devices/Products	Our Products and Services

	• Hip and knee trials	• Same as implants above, but machined from plastic, aluminum and stainless steel. Used for sizing implants
	• Procedure specific instruments	• Impactors, implant holders, reamers, drills, taps, tamps, alignment guides, cutting blocks, screw drivers, torque wrenches
Spinal	• Fusion components, artificial discs, and dynamic stabilization system implants	• Plates, screws, rods, cross-connectors, metal discs, polyurethane inserts, surface treatments
	• Procedure specific instruments	• Screwdrivers, torque wrenches, gages, implant holders, reamers, cutting guides
	• Orthobiologics	• Single use sterile delivery system design, manufacture & assembly & packaging, Machined synthetic bone substitutes and packaging
Trauma	• Implants	• Maxillofacial plates & screws, compression plates & screws, IM nail, fixation screws
	• External Fixation	• Clamps, hooks, screws
	• Procedure specific instruments	• Screwdrivers, drills, taps, reamers, alignment guides

Medical Device Companies in Our Key Target End Markets Are Outsourcing Manufacturing, Design and Engineering.  As medical devices have become more technically complex, the demand for precision manufacturing capabilities and related engineering services has increased significantly. Many of the leading medical device companies in our end markets are increasingly utilizing third-party manufacturing and engineering providers as part of their business and manufacturing strategies. Outsourcing allows medical device companies to take advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers. Outsourcing also enables medical device companies to concentrate resources on clinical education, research, sales and marketing.

Medical device companies carefully select their manufacturing and engineering outsourcing partners primarily based on quality and reliability. Medical devices companies require stringent validation processes and manufacturing standards to ensure high quality production and reliable delivery. The validation and approval process for third-party manufacturing requires a significant amount of time and engineering resources that often result in long-term relationships. These processes may also include inspection by the FDA of the manufacturing facilities in connection with products undergoing premarket regulatory review. As a result, we believe that medical device companies increasingly seek to reduce the number of suppliers they use by consolidating with a limited number of strategic partners with demonstrated track records. We believe medical device companies are choosing their strategic outsourcing partners based on the partner’s ability to:

•                                          Provide comprehensive precision manufacturing and engineering capabilities

•                                          Deliver consistently high quality and highly reliable products at competitive prices

•                                          Assist in rapid time-to-market and time-to-volume manufacturing requirements

•                                          Manage a global supply chain

Growth in Outsourced Manufacturing Services.  We believe our target market is represented by the amount of manufacturing and engineering services outsourced by the leading medical device companies to third-party manufacturers. Our target market is growing through a combination of growth in our customers’ end markets and an increase in the amount of manufacturing and engineering services outsourced to third-party providers. Within the medical device outsourcing market, our specific target markets—cardiology, endoscopy and orthopaedics—are projected to grow annually at a rate of 15.3%, 14.3% and 13.7%, respectively, through 2009 according to the Millennium Research Group.

We believe our current target market will continue to increase due to both the growth in medical device end markets and an increase in outsourcing by medical device companies. Key factors driving increased penetration in outsourcing include:

•                        Desire to Accelerate Time-to-Market.  The leading medical device companies are focused on clinical education, research, sales and marketing in order to maximize the commercial potential from new products. For these new products, the medical device companies are attempting to reduce development time in order to bring products to market faster and compete more effectively. Outsourcing enables medical device companies to accelerate time-to-market and clinical adoption.

•                        Increasing Complexity of Manufacturing Medical Device Products.  As medical device companies seek to provide additional functionality in their products, the complexity of the technologies and processes involved in producing medical devices has increased. Medical device outsourcing companies have invested in facilities with comprehensive services and experienced personnel to deliver precision manufacturing services for these increasingly complex products.  Medical device companies may also outsource because they do not possess the capabilities to manufacture their new products and/or manufacture them in a cost effective manner.

•                        Rationalization of Medical Device Companies’ Existing Manufacturing Facilities.  Medical device companies are continually looking to reduce costs and improve efficiencies within their organizations. As device companies rationalize their manufacturing base as a way to realize cost savings, they are increasingly turning to outsourcing. Through outsourcing, medical device companies can reduce capital investment requirements and fixed overhead costs, as well as benefit from the economies of scale of the third-party manufacturer.

•                        Increasing Focus on Clinical Education, Research, Sales and Marketing.  We believe medical device companies are increasingly focusing resources on clinical education, research, sales and marketing. Outsourcing enables medical device companies to focus greater resources on these areas while taking advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers.

•                        Reduced Product Development and Manufacturing Costs.  We provide comprehensive services, including design and development, raw material sourcing, component manufacturing, final assembly, quality control and sterilization, and warehousing and delivery, to our customers, often resulting in lower total product development costs.

Competitive Strengths

Our competitive strengths make us a preferred strategic partner for many of the leading medical device companies and position us for profitable growth. Our preferred provider status is evidenced through our long-term customer relationships, sole source agreements and/or by official designations.

•                        Market Leader.  We are the largest provider of outsourced precision manufacturing and engineering services in our target markets according to market share comparisons by the Millennium Research Group. We also believe we are approximately two to three times as large as our nearest direct competitors. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

•                        Strong Long-Term Strategic Partnerships With Targeted Customers.  Based on discussions with our customers, we believe we are considered a preferred strategic supplier to a majority of our top ten customers and often become the sole supplier of manufacturing and engineering services for a significant portion of the products we provide to our customers. We have a highly focused sales force dedicated to serving the leading medical device manufacturers, many of which we have had relationships with for at least ten years. Within these large customers, we generate diversified revenue streams across separate divisions and multiple products. As a result of our strong relationships, we are well-positioned to compete for a majority of our customers’ outsourcing needs and benefit as our customers seek to reduce their supplier base.

•                        Breadth of Manufacturing and Engineering Capabilities.  We provide a comprehensive range of manufacturing and engineering services, including design, testing, prototyping, production and device assembly, as well as global supply chain management services. We have over 200 engineers available to help design, prototype and test feasibility and manufacturability. We have made significant investments in precision manufacturing equipment, information technology and quality systems. Our facilities have areas of expertise and capabilities which allow us to provide proprietary manufacturing services. In addition, our internal R&D team has developed innovative automation techniques that create economies of scale that can reduce production costs and often enable us to manufacture products at lower costs than our customers and competitors.

•                        Reputation for Quality.  We believe we have a reputation as a high quality manufacturer. Most of our strategic facilities follow a single uniform quality system and are ISO 13485 certified, a quality standard that is specific to medical devices and the most advanced level attainable. Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers’ selection of a strategic manufacturing partner. As a result, our reputation and experience provide us with an advantage in winning new business as large medical device companies want to partner with successful, proven manufacturers who have the systems and capabilities necessary to deliver a high level of quality that is comparable to their own.

•                        Strategic Locations.  We believe that the location of our design, prototyping and engineering centers near our major customers and the location of certain of our facilities in advantageous manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers in Boston, Massachusetts; Minneapolis, Minnesota; and near Memphis, Tennessee; and our manufacturing center in Galway, Ireland, are strategically located near our major customers. In addition, our Juarez, Mexico facility provides our customers with a low-cost manufacturing and assembly solution.

•                        Experienced and Committed Management Team.  We have a highly experienced management team at both the corporate and operational levels. Our senior management team, led by our President and Chief Executive Officer Ron Sparks, has an average of over 20 years of industry experience. Members of our management team also have extensive experience in mergers, acquisitions and integrations.

Business Strategy

Our objective is to follow a focused and profitable growth strategy, and to strengthen our position as the leading provider of outsourced precision manufacturing and engineering services to our target markets through the following:

•                        Increase Share Within Target Market Leaders.  We are focused on increasing our share of revenues from the leading companies within our target markets. We intend to strengthen our close relationships with the top companies in our target markets by continuing to deliver high quality products and services. We believe the strength of our customer relationships and our customer-focused sales teams, in combination with the breadth of our capabilities and manufacturing expertise, put us in a preferred position to capture an increasing percentage of new business.

•                        Increase Manufacturing Efficiencies.  We recently completed the registration of the majority of our strategic facilities under a single quality management system. We have implemented a new quality policy and have established new company wide policies and procedures and a corporate management review process. Additionally, we have introduced our “Lean Manufacturing” program designed to improve manufacturing cycle times and reduce costs. The program consists of customized training, process mapping, and the implementation of process improvements.

•                        Expand Design and Prototyping Capabilities and Presence.  We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations and equipment. We currently have design facilities for cardiology in Minneapolis, Minnesota, endoscopy in Boston, Massachusetts, and orthopaedics near Memphis, Tennessee. We believe being involved in the initial design and prototyping of medical devices positions us favorably to capture the ongoing manufacturing business of these devices as they move to full production.

•                        Provide an Integrated Supply Chain Solution.  We are constantly adding strategic capabilities in order to provide a continuum of service for our customers throughout their product life cycles, thereby allowing them to reduce the number of vendors they deal with and focus their resources on speed to market. These capabilities range from concept validation and design and development, through manufacturing, warehousing and distribution.

•                        Selectively Pursue Complementary Acquisitions.  The fragmented nature of the medical device outsourcing industry presents opportunities for us to selectively pursue complementary acquisitions, which would allow us to expand our scope and scale to further enhance our offering to our customers.

Capabilities

As medical device companies’ outsourcing continues to grow, we believe that our customers’ reliance upon the breadth of our capabilities increases. Our capabilities include Design and Engineering, Precision Component Manufacturing, Device Assembly and Supply Chain Management.

Design and Engineering.  We offer design and engineering services that include product design engineering, design for manufacturability, analytical engineering, rapid prototyping and pilot production. We focus on providing design solutions to meet our customers’ functional and cost needs by incorporating reliable manufacturing and assembly methods. Through our engineering design services, we engage our customers early in the product development to reduce their manufacturing costs and accelerate the development cycle.

Capability	Description & Customer Application
Product Design Engineering	Computer Aided Design (CAD) tool used to model design concepts which supports the design portion of the project, freeing the customer’s staff for additional research
Design for Manufacturability

Experience in manufacturing and process variation analysis ensures reliability and ongoing quality are designed in from the onset which eliminates customers’ need for duplicate quality assurance measures, provides for continuous improvement and assures long-term cost control objectives are met

Analytical Engineering

Finite Element Analysis (FEA) and Failure Mode and Effect Analysis (FMEA) tools verify function and reliability of a device prior to producing clinical builds which shortens the design cycle allowing products reach the market faster and more cost effectively

Physical Models

Computer Aided Manufacturing (CAM), Stereolithography and “Soft Tooling” concepts which permit rapid prototyping to provide customers with assurance that they have fulfilled the needs of their clinical customers and confirms a transition from design to production

Pilot Production

Short run manufacturing in a controlled environment utilizing significant engineering support to optimize process prior to production transfer, which provides opportunity to validate manufacturing process before placement in a full scale manufacturing environment

Precision Component Manufacturing.  We utilize a broad array of manufacturing processes to produce metal and plastic based medical device components. These include metal forming, machining and molding and polymer molding, machining and extrusion processes.

Capability	Description & Customer Application
Tube Drawing	Process to manufacture miniature finished tubes or tubular parts used in stents, cardio catheters, endoscopy instruments & orthopaedic implants
Wire Drawing	Specialized clad wires utilized in a variety of cardiology and neurological applications
Wire Grinding & Coiling	Secondary processing of custom wires to create varying thicknesses, or shapes (springs) used in “guide-wires” and catheters for angioplasty and as components in neurological applications
Micro-Laser Cutting	Process involves using a laser to remove material in tubular components resulting in tight tolerances and the ability to create the “net like” shapes used in both cardiology and peripheral stents
CNC Swiss Machining

Machining process using a predetermined computer controlled path to remove metal or plastic material thereby producing a three dimensional shape. Used in orthopaedic implants such as highly specialized bone screws and miniature components used in cardiac rhythm management

Capability	Description & Customer Application
High Speed CNC multi-axis Profile Machining

Machining process using a predetermined computer controlled path to remove metal or plastic material thereby producing a three dimensional shape. Used to produce orthopaedic implants where precise mating surfaces are required

Electrical Discharge Machining (EDM)

Machining process using thermal energy from an electrical discharge to create very accurate, thin delicate shapes and to manufacture complete components used in arthroscopy, laparoscopy and other surgical procedures

Plastic Injection Molding

Melted plastic flows into a mold which has been machined in the mirror image of the desired shape; process is used throughout the medical industry to create components of assemblies and commonly combined with metal components

Metal Injection Molding

Metal powders bound by a polymer are injected into a mold to produce a metal part of the desired shape; used in higher volume metal applications to reduce manufacturing costs in orthopaedics, endoscopy, arthroscopy and other procedures

Plastic Extrusion	Process that forces liquid polymer material between a shaped die and mandrel to produce a continuous length of plastic tubing; used in cardiology catheter applications
Alloy Development

Product differentiation in the medical device industry is commonly driven by the use of alternative materials; we work with our customers to develop application-specific materials that offer marketable features and demonstrable benefits

Forging	Process using heat and impact to “hammer” metal shapes and forms. Secondary processing needed to bring to finished form. Most often to fabricate surgical instruments within the medical industry

Device Assembly.  Device assembly is being driven by the medical device companies’ focus on more products being released in shorter timeframes. To fulfill this growing need, we provide contract manufacturing services for complete/finished medical devices at our U.S., Mexico and Ireland facilities. We provide the full range of assembly capabilities defined by our customers’ needs, including packaging, labeling, kitting and sterilization.

Capability	Description & Customer Application
Mechanical Assembly	Uses a variety of sophisticated attachment methods such as laser, plasma, ultrasonic welding, or adhesives to join components into complete medical device assemblies
Electro-Mechanical Assembly	Uses a combination of electrical devices such as printed circuit boards, motors and graphical displays with mechanical sub-assemblies to produce a finished medical device
Marking/Labeling & Sterile Packaging

Use of laser or ink jet marking, or pad printing methods for product identification, branding, and regulatory compliance; applying packaging methods such as form-fill-seal or pouch-fill-seal to package individual medical products for sterilization and distribution

Supply Chain Management.  Our supply chain management services encompass the complete order fulfillment process from raw material to finished devices for entire product lines. This category of capabilities is an umbrella for the capabilities listed above, not only including design and engineering, component manufacturing and device assembly but also raw materials sourcing, quality control/sterilization and warehousing and delivery, which are described below.

Capability	Description & Customer Application
Raw Materials Sourcing	Procurement and consulting on the choice of raw materials, allow design and materials suitability
Quality Control/Sterilization	The ability to design and validate quality control systems that meet or exceeds customer requirements. In addition, we provide validated sterilization services
Warehousing and Delivery	The ability to provide customer storage and distribution services, including end user distribution

Business Segments

We have three operating segments: cardiology, endoscopy and orthopaedics. We have determined that all of our operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment. See note 15 to our consolidated financial statements.

Cardiology.  Diseases involving disorders of the heart and blood vessels are one of the leading causes of death in developed countries. Interventional Cardiology, Electrophysiology and the Cardiac Rhythm Management (CRM) markets are the largest revenue generators in the cardiology segment. In response to these growing markets, medical device companies are developing innovative and often less invasive products such as cardiac resynchronization and drug eluting stents.

We have a long history of service to the cardiology market. We design, develop, manufacture and assemble implants and instruments for CRM, interventional cardiology, cardiac surgery and peripheral vascular markets. These precision products are typically produced from plastic materials, electronic components, specialized metals and precious metals. We provide a diverse range of products to this market, including stent tubing, guidewires & delivery systems, implantable pacemaker electrodes, marker bands, header assemblies for pacing and defibrillator units and machined heart valve assemblies.

Endoscopy.  The medical device market is shifting away from open surgical procedures to minimally invasive procedures and technologies to reduce pain, trauma and recovery time. The continued adoption of such minimally invasive technologies is expected to continue driving growth in the overall medical device market.

In order to take advantage of these market trends, we design, develop, manufacture and assemble implants, instruments and equipment for use in minimally invasive procedures. Our experience encompasses the electrosurgical, laparoscopic, wound closure, opthalmic surgery, gynecology and arthroscopic markets. Endoscopy devices are produced from high quality materials suited for each individual device performance requirements and application, including precision metals and plastics processing technology. Our extensive design and development expertise, precision component manufacturing and advanced assembly competencies offer our customers comprehensive endoscopy device manufacturing services.

Future growth in the endoscopy segment is expected to be driven by high growth specialty markets within the greater endoscopy market. For instance, the gynecology market, which includes permanent female birth control devices, assisted reproductive implants, endometrial resections, and incontinence, is projected to grow at an annual rate of 14.8% from 2004 through 2009 according to the Millennium Research Group.

Orthopaedics.  Growth in the orthopaedic market is being driven by demographics and technological advances. The aging population and an accelerating interest in an active lifestyle are leading to an increased incidence of orthopaedic injuries. Additionally, innovation, especially in less invasive surgical techniques, has reduced the recovery time and minimized patient discomfort improving post-operative outcomes.

Orthopaedic companies are demanding more from their supply chain and we meet those challenges with a comprehensive portfolio of services aimed at addressing the critical needs of the orthopaedic industry. We develop, manufacture and assemble implants and instruments for the reconstructive, spinal, trauma, and sports medicine segments. Our capabilities are enhanced by a new robotic forging facility as well as our proprietary CHEMTEX® surface treatment to facilitate bone in-growth. With multiple manufacturing sites and hundreds of CNC machines, we have the scale and resources to simplify our customers’ supply chain.

The spine and knee market, as well as orthobiologics which includes bioabsorbables and biomaterials, are expected to offer very strong growth opportunities over the next several years. The 2005 Acquisitions focus primarily on these high-growth markets. The acquisitions provide (i) complementary product offerings that can be easily integrated into our existing product portfolio and (ii) new line extensions in product areas where we currently do not compete.

Sales and Marketing

We market and sell our products directly to our customers through our sales team of approximately 40 individuals. With respect to our sales force, 35 individuals are based in the United States, while five individuals are based in Europe.

Our sales force targets the top medical device customers in each of the target markets that we serve. Each of these top accounts is assigned dedicated Corporate Account Teams based upon the target markets in which they participate. The primary mission of our sales force is to increase our market share with these top customers by expanding our relationships and securing new business. Our end market focus allows us to better understand our customers’ specific needs.

The engineering expertise of our sales force allows us to provide technical assistance and advice to our customers in the field. This assistance and advice strengthens our close working relationships between our sales personnel and our customers.

Customers

Our customers include the top worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopaedics markets. We have built strong relationships with our customers by delivering highly customized and engineered components, assemblies and finished goods for their markets. Pro forma for the twelve months ended December 31, 2005, approximately 92% of our net sales were derived from our medical device customers.

Our strategy is to focus on the top 15 medical device companies, which we believe represent a substantial portion of the overall market opportunity. For the twelve months ended December 31, 2005, on a pro forma basis, these top 15 medical device companies accounted for approximately 68% of our net sales. In particular, Boston Scientific, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the twelve months ended December 31, 2005 on a pro forma basis. We provide a multitude of products and services to our customers across their various divisions.

We also have established customer relationships with companies outside of the medical device market. Our industrial customers service the electronic, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in high density discharge lamps, fiber optics, motion sensors and power generation.

International Operations

For the twelve months ended December 31, 2005, approximately 16% of our sales were international sales. There are additional risks associated with our international sales than with domestic sales, including those resulting from currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles.  See note 15 to our consolidated financial statements for revenues and long-lived assets by country.

Information Technology

We are in the process of installing the Oracle 11i enterprise resource planning, or ERP, system across our facilities. Building upon a core existing deployment of Oracle ERP at several of our sites, this project will upgrade and deploy a full implementation of ERP functionality at all of our facilities. We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, CAD, and computer aided manufacturing, or CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We focus our systems to provide direct business benefits to us, our customers and our suppliers.

Quality

Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers’ selection of a strategic manufacturing partner. In order for our customers to outsource manufacturing to us, our quality program must meet or exceed customer requirements.

Our Quality Management System is based on the standards developed by the International Organization for Standardization (ISO) and the FDA’s Quality System Regulation. These standards specify the requirements necessary for a quality management system to consistently provide product that meets or exceeds customer requirements. Also included are requirements for processes to ensure continual improvement and continued effectiveness of the system. Compliance to ISO Standards is assessed by independent audits from an accredited third party (a Registrar) and through internal and customer audits of the quality system at each facility.

We have registered the majority of our facilities under a single Quality Management System which conforms to ISO 13485:2003, “Medical Devices—Quality management systems—Requirements for regulatory purposes”, and there are plans in place to add facilities to this list.

Additionally we are deploying our “lean manufacturing” program throughout the company. The lean manufacturing program supports the quality system and drives continuous improvement by utilizing six sigma principles. The principles of the six sigma methodology (Define, Measure, Analyze, Improve and Control) allow the sources of variation in a process to be identified, systematically reduced and controlled to maintain the improvements.

Supply Arrangements

We have established relationships with many of our materials providers. However, most of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases we have pass-through pricing arrangements with our customers that purchase precious metal components.

When manufacturing and assembling medical devices, we may subcontract manufacturing services that we cannot perform in-house. As we provide our customers with a fully integrated supply chain solution, we will continue to rely on third-party suppliers, subcontractors and outside sources for components or services that we cannot provide through our internal resources.

To date, we have not experienced any material difficulty obtaining necessary raw materials or subcontractor services.

Intellectual Property

The products that we manufacture are made to order based on the customers’ specifications and may be designed using our design and engineering services. Generally, our customers retain ownership of and the rights to their products’ design while we retain the rights to any of our proprietary manufacturing processes.

We continue to develop intellectual property primarily in the areas of process engineering and materials development for the purpose of internal proprietary utilization. Our intellectual property enhances our production capabilities and improve margins in our manufacturing processes while providing a competitive differentiator. Examples of technologies developed include improvements in micro profile grinding, polymer micro tube manufacturing, metal injection molding, and surface enhancement methods for surgical implants.

We also continue to develop intellectual property for the purpose of licensing certain technologies to our medical device customers. Use of these technologies by our medical device customers in their finished design, component or material solution results in additional royalty revenues. Examples of licensed technologies include improvements to catheter based applications, gastrointestinal surgical devices, and vascular stents.

In addition, we are a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, non-exclusive rights to practice inventions in patents held by third parties in connection with precision metal injection manufacturing technology.

Competition

The medical device manufacturing and engineering services industry has traditionally been highly fragmented with several thousand companies that have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against companies that assemble broad manufacturing capabilities and related services. We compete with different companies depending on the type of product or service offered or the geographic area served. We are not aware of a single competitor that operates in all of our target markets or offers the same range of products and services that we offer.

Our existing or potential competitors include suppliers with different subsets of our manufacturing capabilities, suppliers that concentrate on niche markets, and suppliers that have, are developing, or may in the future develop, broad manufacturing capabilities and related services. We compete for new business at all phases of the product lifecycle, which includes development of new products, the redesign of existing products and transfer of mature product lines to outsourced manufacturers. Competition is generally based on reputation, quality, delivery, responsiveness, breadth of capabilities, including design and engineering support, price, customer relationships, and increasingly the ability to provide complete supply chain management rather than individual components.

Lastly, many of our customers also have the capability to manufacture similar products in house, if they so choose.

Government Regulation

Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations, and have in the past paid civil penalties and taken corrective measures for violations of environmental laws. To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

In several instances, we and certain MedSource subsidiaries have entered into settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements have had a material adverse impact on our business or financial condition.

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. Pursuant to such laws in 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI, our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI’s Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. MedSource’s subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2005, we have a long-term liability of $3.8 million related to the Collegeville remediation and the potential MedSource remediation. We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

We are a medical device and component manufacturing and engineering services provider. Some of the products that we manufacture may be considered by the FDA to be finished medical devices. The manufacturing processes used in the production of these finished medical devices are subject to FDA regulatory-inspection, and must comply with FDA regulations, including its Quality System Regulation, or QSR. The QSR requires manufacturers of finished medical devices to follow elaborate design, testing, control, documentation and other quality assurance procedures during the finished device manufacturing process. The QSR governs manufacturing activities broadly defined to include activities such as product design, manufacture, testing, packaging, labeling, distribution and installation. Some of our customers may also require by contractual agreement that we comply with the QSR when manufacturing their device components. Our FDA registered facilities are subject to FDA inspection at any time for compliance with the QSR and other FDA regulatory requirements. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. In some cases, failure to comply with the QSR could prevent or delay our customers from gaining approval to market their products. Our products must also comply with state and foreign regulatory requirements.

In addition, the FDA and state and foreign governmental agencies regulate many of our customers’ products as medical devices. FDA approval/clearance is required for those products prior to commercialization in the U.S., and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the U.S., we will be subject to the medical device manufacturing regulations of those countries. Our Mexico facility must comply with U.S. FDA regulations, which we believe are more stringent than the local regulatory requirements our facility must also comply with. Some other countries may rely upon compliance with U.S. regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

In order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

Employees

As of December 31, 2005, we had 3,815 employees. We also employ a number of temporary employees to assist with various projects. Other than some employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

Item 1A.  Risk Factors

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives.  These forward-looking statements may be contained in, among other things, SEC filings, including this annual report on Form 10-K, press releases made by us, and in oral statements made by our officers.  Actual results could differ materially from those contained in such forward-looking statements.  Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, amount other things, the risks described below.

We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2005, our total indebtedness was $701 million. We also have an additional $69 million available for borrowing under the revolving portion of our senior secured credit facility at December 31, 2005.  We also are permitted to incur up to an additional $100 million of senior secured debt under our senior secured term loan facility at the option of participating lenders subject to certain conditions.

Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to make payments on our senior subordinated notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facility, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a disadvantage compared to our competitors who have less debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing our senior subordinated notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facility and the indenture governing our senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•                                          incur additional indebtedness;

•                                          pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                                          make certain investments;

•                                          sell certain assets;

•                                          create liens;

•                                          consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                                          enter into certain transactions with our affiliates.

In addition, under the senior secured credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facility and the notes.

These covenants also may restrict our ability to pursue complementary acquisitions in the future, which has been a significant portion of our growth strategy. As a result, our business, operating results, financial condition or growth prospects could be adversely affected, particularly if other medical device companies consolidate to create new companies with greater market power.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company, and all of our tangible assets are owned by our subsidiaries. Repayment of our indebtedness, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on such notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing our senior subordinated notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Quality problems with our processes, products and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Many of our customers require us to adopt and comply with specific quality standards, and they periodically audit our performance. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components could be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for the products and services we offer due to:

•                                          pricing pressure experienced by our customers from managed care organizations and other third party payors;

•                                          increased market power of our customers as the medical device industry consolidates; and

•                                          increased competition among medical engineering and manufacturing services providers.

If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

Because a significant portion of our net sales comes from a few large customers, any decrease in sales to these customers could harm our operating results.

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the cardiology, endoscopy and orthopaedic markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. Pro forma for the twelve months ended December 31, 2005, our top 15 customers accounted for approximately 68% of our net sales. In particular, Boston Scientific, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for this period on a pro forma basis. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. For example, Boston Scientific is currently transferring a number of products currently assembled by us to its own assembly operation. Based on current estimates, we expect net sales from Boston Scientific to decrease annually by approximately $40 million, with the substantial majority of this net sales decrease commencing in 2006. We can provide no assurance that we will replace such business and that the loss will not adversely affect our operating results in 2006 and thereafter. For a detailed discussion of the Boston Scientific relationship, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

We may not be able to continue to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

Our design, manufacturing and assembly business has grown partly as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. As previously discussed, Boston Scientific is currently transferring a number of products currently assembled by us to its own assembly operation. Protecting intellectual property rights and maximizing control over regulatory compliance are among factors that may influence medical device companies to keep production in-house. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our revenue to decline, and we may be limited in our ability or unable to continue to grow our business.

Our operating results may fluctuate, which may make it difficult to forecast our future performance.

Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:

•	the fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in revenue;

•

changes in the relative portion of our revenue represented by our various products, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;

•	introduction and market acceptance of our customers’ new products and changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	timing of orders placed by our principal customers that account for a significant portion of our revenues;

•	timing of payments by customers;

•	price concessions as a result of pressure to compete;

•	cancellations by customers as a result of which we may recover only our costs plus our target markup;

•	availability of raw materials, including nitinol, elgiloy, tantalum, stainless steel, columbium, zirconium, titanium, gold, silver and platinum;

•	increased costs of raw materials, supplies or skilled labor;

•	effectiveness in managing our manufacturing processes; and

•	changes in competitive and economic conditions generally or in our customers’ markets.

Investors should not rely on results of operations in any past period as an indication of what our results will be for any future period.

Our industry is very competitive; we may face competition from, and we may be unable to compete successfully against, new entrants and established companies with greater resources.

The market for outsourced manufacturing and engineering services to the medical device industry is very competitive and includes thousands of companies. As more medical device companies seek to outsource more of the design, prototyping and manufacturing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position, and we may encounter competition from and lose customers to other companies with design, technological and manufacturing capabilities similar to ours. Some of our potential competitors may have greater name recognition, greater operating revenues, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than we have. If we are unsuccessful competing with our competitors for our existing and prospective customers’ business, we could lose business and our financial results could suffer.

As we rationalize manufacturing capacity and shift production to more economical facilities, our customers may choose to reallocate their outsource requirements among our competitors or perform such functions internally.

As we integrate acquired operations and rationalize manufacturing capability and shift production to more economical facilities, our customers may evaluate their outsourcing requirements and decide to use the services of our competitors or move design and production work back to their own internal facilities. For some customers, geographic proximity to the outsourced design or manufacturing facility may be an important consideration and our reallocation may cause them to no longer use our services for future work. If our customers reallocate work among outsourcing vendors or complete design or production in their own facilities, we would lose business, which could impair our growth and operating results. Further, unanticipated delays or difficulties in facility consolidation and rationalization of our current and future facilities could cause interruptions in our services which could damage our reputation and relationships with our customers and could result in a loss of customers and market share.

If we do not respond to changes in technology, our manufacturing, design and engineering processes may become obsolete and we may experience reduced sales and lose customers.

We use highly engineered, proprietary processes and highly sophisticated machining equipment to meet the critical specifications of our customers. Without the timely incorporation of new processes and enhancements, particularly relating to quality standards and cost-effective production, our manufacturing, design and engineering capabilities will likely become outdated, which could cause us to lose customers and result in reduced revenues or profit margins. In addition, new or revised technologies could render our existing technology less competitive or obsolete or could reduce demand for our products and services. It is also possible that finished medical device products introduced by our customers may require fewer of our components or may require components that we lack the capabilities to manufacture or assemble. In addition, we may expend resources on developing new technologies that do not result in commercially viable processes for our business, which could adversely impact our margins and operating results.

Inability to obtain sufficient quantities of raw materials and production feedstock could cause delays in our production.

Our business depends on a continuous supply of raw materials and production feedstock. Raw materials and production feedstock needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, change in economic climate or other unforeseen circumstances. Failure to maintain our supply of raw materials and production feedstock could cause production delays resulting in a loss of customers and a decline in revenue. Due to the supply and demand fundamentals of raw material and production feedstock used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials and production feedstock may increase our expenses and affect our operating results. The principal raw materials and production feedstock used in our business include stainless steel, tantalum, columbium, zirconium, titanium, nitinol, elgiloy, gold, silver, platinum, hydrogen, natural gas and electricity. In particular, tantalum and nitinol are in limited supply. For wire fabrication, we purchase most of our stainless steel wire from an independent, third party supplier. The loss of this supplier could interrupt production and harm our business.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

We have international manufacturing operations in Europe and Mexico. We also receive a portion of our net sales from international sales, approximately two-thirds of which is generated by exports from our facilities in the United States and the remaining of which is generated by sales from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

•

fluctuations in the value of currencies could cause exchange rates to change and impact our profitability; changes in labor conditions and difficulties in staffing and managing foreign operations, including labor unions, could lead to delays or disruptions in production or transportation of materials or our finished products;

•

greater difficulty in collecting accounts receivable and longer payment cycles, which can be more common in our international operations, could adversely impact our operating results over a particular fiscal period; and

•

changes in foreign regulations, export duties, taxation and limitations on imports or exports could increase our operational costs, impose fines or restrictions on our ability to carry on our business or expand our international operations.

We may expand into new markets and products and our expansion may not be successful.

We may expand into new markets through the development of new product applications based on our existing specialized manufacturing, design and engineering capabilities and services. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets and products may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition in new markets. If we choose to expand into new markets and are unsuccessful, our financial condition could be adversely affected and our business harmed.

We are subject to a variety of environmental laws that could be costly for us to comply with, and we could incur liability if we fail to comply with such laws or if we are responsible for releases of contaminants to the environment.

Federal, state and local laws impose various environmental controls on the management, handling, generation, manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used or generated in the manufacturing of our products. If we fail to comply with any present or future environmental laws, we could be subject to fines, corrective action, other liabilities or the suspension of production. We have in the past paid civil penalties for violations of environmental laws. To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

In addition, conditions relating to our operations may require expenditures for clean-up of releases of hazardous chemicals into the environment. For example, we were required and continue to perform remediation as a result of leaks from underground storage tanks at our Collegeville, Pennsylvania facility. In addition, we may have future liability with respect to contamination at our current or former properties or with respect to third party disposal sites. Although we do not anticipate that currently pending matters will have a material adverse effect on our results of operations and financial condition, we cannot assure you that these matters or others that arise in the future will not have such an effect.

Changes in environmental laws may result in costly compliance requirements or otherwise subject us to future liabilities. In addition, to the extent these changes affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our revenue could suffer.

Our inability to protect our intellectual property could result in a loss of our competitive advantage, and infringement claims by third parties could be costly and distracting to management.

We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. The steps we have taken or will take to protect our proprietary rights may not adequately deter unauthorized disclosure or misappropriation of our intellectual property, technical knowledge, practice or procedures.

We may be required to spend significant resources to monitor our intellectual property rights, we may be unable to detect infringement of these rights and we may lose our competitive advantage associated with our intellectual property rights before we do so. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail. Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued (or as of recently, until publication, which occurs eighteen months after filing), and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties and we may be liable for infringement at that time. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers’ needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products.

In addition, any infringement claims, significant charges or injunctions against our customers’ products that incorporate our components may result in our customers not needing or having a reduced need for our capabilities and services.

Our earnings and financial condition could suffer if we or our customers become subject to product liability claims or recalls. We may also be required to spend significant time and money responding to investigations or requests for information related to end-products of our customers, including for example, responding to the subpoena we received in the investigation of Guidant Corporation described below in which we have been informed we are a witness.

The manufacture and sale of products that incorporate components manufactured or assembled by us exposes us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of, or design flaws in, our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems relate to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. We manufacture polyimide products for Guidant in accordance with Guidant’s design specifications. On October 25, 2005, Guidant publicly announced that the U.S. Attorney’s Office in Minneapolis, Minnesota had issued a subpoena to Guidant requesting documents relating to its Ventak Prizm 2 and Contak Renewal 1 and 2 defibrillator devices. We received a subpoena dated October 28, 2005 from the Minneapolis office of the U.S. Attorney in connection with this investigation. In response to the subpoena, we have provided documents relating to polyimide products which we manufacture for use in implanted medical devices and also documents regarding the risks related to the use of polyimide in any medical device implanted in the human body. We have been orally advised by the office of the U.S. Attorney in Minneapolis that we are providing this information as a witness to this investigation. We intend to cooperate fully in connection with this matter.

We may also lose revenue from the sale of components if the commercialization of a product that incorporates our components or subassemblies is limited or ceases as a result of such claims or recalls. For example, two of MedSource’s products were subject to recalls in 2001 and 2002. As a result of such product recalls, our customer redesigned the manufacturing process and decided to manufacture the device internally, resulting in lost annual revenues of approximately $5.0 million and $2.0 million for 2001 and 2002, respectively. In addition, certain finished medical devices into which our components were incorporated have been subject to product recalls. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair our earnings and our financial condition. Also, if, as a result of claims or recalls our reputation is harmed, we could lose customers, which would also negatively affect our business.

We cannot assure you that we will be able to maintain our existing insurance, which is currently insured at an aggregate level of $25 million per year, or to do so at reasonable cost and on reasonable terms. In addition, if our insurance coverage is not sufficient to cover any costs we may incur or damages we may be required to pay if we are subject to product liability claims or product recalls, we will have to use other resources to satisfy our obligations.

We and our customers are subject to various political, economic and regulatory changes in the healthcare industry that could force us to modify how we develop and price our components, manufacturing capabilities and services and could harm our business.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Federal and state legislatures have periodically considered programs to reform or amend the United States healthcare system at both the federal and state levels. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including medical device companies, operate. While we are not aware of any legislation or regulations specifically targeting the medical device industry that are currently pending, any such regulations could impair our ability to operate profitably. In addition, any failure by us to comply with applicable government regulations could also result in the cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our business, financial condition and results of operations would suffer.

Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of medical devices containing our components.

Our customers and the healthcare providers to whom our customers supply medical devices rely on third party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components manufactured or assembled by us are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly, and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our design and manufacturing services.

Accidents at one of our facilities could delay production and could subject us to claims for damages.

Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities; however, there is a risk that an accident or death could occur in one of our facilities. Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

A substantial amount of our assets represents goodwill, and our net income will be reduced if our goodwill becomes impaired.

As of December 31, 2005, our goodwill, net represented approximately $855.3 million, or 60.7%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. We could be required to recognize reductions in our net income caused by the write-down of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our senior secured credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our industrial operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market, pursuant to which these customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the twelve months ended December 31, 2005, on a pro forma basis, our industrial operations accounted for approximately 7.7% of our net sales. Historically, net sales from these operations have been highly cyclical. We believe volatility in this area of our operations is due in part to lower sales to customers servicing the electronics, power generation, telecommunication, aerospace and industrial markets due to the economic downturn. Accordingly, we cannot predict when volatility will occur and how severely it will impact our results of operations.

We face risks associated with the implementation of our new Enterprise Resource Planning System.

We are in the process of installing a third party enterprise resource planning system, or ERP System, across our facilities, which will enable the sharing of customer, supplier and engineering data across our company. The installation and integration of the ERP System may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP System. Further, we may experience unanticipated delays in the implementation of the ERP System, difficulties in the integration of the ERP System across our facilities or interruptions in service due to failures of the ERP System. Continuing and uninterrupted performance of our ERP System is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We license the ERP software from a third party. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that we will be able to develop substitutes for this software independently or to obtain alternative sources at acceptable prices or in a timely manner. Any delays in obtaining or developing substitutes for licensed software could have a material adverse effect on our operations.

The loss of the services of any members of our senior management could adversely affect our business.

Our success depends upon the retention of our senior management, including Ron Sparks, our President and Chief Executive Officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We have entered into employment agreements with Ron Sparks, Stewart A. Fisher, Gary D. Curtis, Daniel C. Croteau and John Konsin. We do not currently maintain key-man life insurance for any of our employees.

Our business may suffer if we are unable to recruit and retain the experienced engineers and management personnel that we need to compete in the medical device industry.

Our future success depends upon our ability to attract, retain and motivate highly skilled engineers and management personnel. We may not be successful in attracting new engineers or management personnel or in retaining or motivating our existing personnel, which may lead to increased recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins or make hiring new engineers impracticable. Some of our manufacturing processes are highly technical in nature. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends on our ability to hire and retain engineers with the skills necessary to keep pace with continuing changes in the medical device industry. We compete with other companies in the medical device industry to recruit engineers. Our inability to hire additional qualified personnel may also require an increase in the workload for both existing and new personnel.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

Our current capabilities do not include all elements that are required to satisfy all of our customers’ requirements. As we position ourselves to provide our customers with a single source solution, we may rely increasingly on third party suppliers, subcontractors and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We have engaged in several acquisitions during the last several years as part of our growth strategy and may selectively pursue complementary acquisitions in the future, but, because of the uncertainty involved, we may not be able to locate suitable acquisition candidates and may not successfully integrate acquired businesses into our business and operations.

We may selectively pursue complementary acquisitions. However, we may not be able to identify potential acquisition candidates that we think could complement our business or may not be able to negotiate acceptable terms for any acquisition candidates we are able to identify. As a result, we may not be able to realize this element of our growth strategy. In addition, even if we are successful in acquiring any businesses, we may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate the operations of any acquired businesses with ours. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•

difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

•	expenses of any undisclosed or potential liabilities; and

•	ability to maintain our and our acquired companies’ customers after the acquisitions.

Successful integration of acquired operations with ours depends on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

Our Sponsors control our decisions and may have interests that conflict with ours.

Affiliates of KKR and Bain, which we refer to collectively as our Sponsors, control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with our interests. For example, the Sponsors and certain of their affiliates are in the business of making investments in companies and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Further, if the Sponsors pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.           Properties

We have 21 leased facilities and 7 owned facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arlington, Tennessee	29,000	Own
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	95,000	Lease
Collegeville, Pennsylvania	179,000	Own
Corry, Pennsylvania	67,000	Lease
El Paso, Texas	20,000	Lease
Englewood, Colorado	27,000	Lease
Hamburg, New York	18,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Minneapolis, Minnesota(1)	7,000	Lease
Orchard Park, New York	41,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	64,000	Lease
South Plainfield, New Jersey	6,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	13,000	Lease
Trenton, Georgia	31,000	Own
Upland, California	50,000	Lease
Watertown, Connecticut	44,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	22,000	Lease
Aura, Germany	63,000	Lease
Galway, Ireland	17,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	10,000	Lease
Total	1,249,000

(1)                                  We have subleased this facility for the remainder of its lease term.

Item 3.           Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of our business. We are not currently involved in any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. Please see “Government Regulation” above for a description of certain environmental remediation matters which are incorporated by reference herein.

Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock.  As of the date hereof, there was one stockholder of record of our common stock.  Accellent Acquisition Corp. owns 100% of our capital stock.  Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

We do not maintain any equity compensation plans under which our equity securities are authorized for issuance.

No dividends have been declared on our common stock in fiscal years 2004, the period from January 1, 2005 to November 22, 2005 or the period from November 23, 2005 to December 31, 2005.

On November 22, 2005, we completed an offering of $305.0 million in aggregate principal amount of 10½% senior subordinated notes due 2013 (the “Notes”), which was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).  The net proceeds from the issuance of the Notes of approximately $301 million after an approximately $4 million original issue discount were used primarily to finance the Transactions.  See Item 1 “The Transactions” for a description of the Transactions.  We sold the Notes to Credit Suisse First Boston LLC, JP Morgan Securities Inc. and Bear, Stearns & Co. Inc. (collectively, the “Initial Purchasers”) pursuant to Section 4(2) of the Securities Act. The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act.   On March 29, 2006, the Notes were exchanged for an equal aggregate principal amount of substantially identical registered notes (the “Exchange Notes”) pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on February 14, 2006.   Our senior secured credit facility and the indenture dated November 22, 2005 governing the Notes and Exchange Notes limit our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources ” and Note 6 to the accompanying financial statements included in Item 8 of this Form 10-K.

Item 6.           Selected Financial Data

As a result of the Transactions, our selected historical consolidated financial data are presented in two periods, the Predecessor Period, which refers to the four years ended December 31, 2004 and the period from January 1, 2005 up to the date of the Transactions, or November 22, 2005.  The Successor Period refers to the period subsequent to the Transactions and ending December 31, 2005.  We refer to the period from January 1, 2005 to November 22, 2005 as the “2005 Predecessor Period,” and the period from November 23, 2005 to December 31, 2005 as the “2005 Successor Period.” The operating data for the years ended December 31, 2003 and 2004, the 2005 Predecessor Period and the 2005 Successor Period were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2004 and 2005 were derived from our audited consolidated balance sheets included elsewhere in this Form 10-K.  The balance sheet data as of December 31, 2002 and 2003 were derived from our audited financial statements that are not included in this Form 10-K. The balance sheet data as of December 31, 2001, and the operating data for the year ended December 31, 2001  were derived from our unaudited financial statements that are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor					Successor
	Twelve Months Ended December 31,				Period From January 1 to November 22,	Period From November 23 to December 31,
	2001	2002	2003	2004	2005	2005
	(In thousands)
STATEMENT OF OPERATIONS DATA(1):
Net sales	$137,488	$135,841	$174,223	$320,169	$411,734	$49,412
Cost of sales	88,974	96,740	121,029	234,396	283,029	44,533
Gross profit	48,514	39,101	53,194	85,773	128,705	4,879
Selling, general and administrative expenses	27,040	23,548	28,612	45,912	71,520	7,298
Research and development expenses	2,106	2,380	2,603	2,668	2,655	352
Restructuring and other charges(2)	—	2,440	1,487	3,600	4,154	311
Merger related costs(3)	—	—	—	—	47,925	8,000
Impairment of goodwill and intangibles(4)	—	21,725	—	—	—	—
Amortization of intangibles(4)	10,067	4,703	4,828	5,539	5,730	1,839
Income (loss) from operations	9,301	(15,695)	15,664	28,054	(3,279)	(12,921)
Other income (expense):
Interest expense, net	(17,802)	(16,923)	(16,587)	(26,879)	(43,233)	(9,301)
Other(5)	(1)	61	(9)	(3,312)	(29,985)	198
Total other expense	(17,803)	(16,862)	(16,596)	(30,191)	(73,218)	(9,103)
Income (loss) before income taxes	(8,502)	(32,557)	(932)	(2,137)	(76,497)	(22,024)
Income tax expense (benefit)	(1,504)	(5,145)	13,872	3,483	5,816	478
Net loss	$(6,998)	$(27,412)	$(14,804)	$(5,620)	$(82,313)	$(22,502)
OTHER FINANCIAL DATA(1):
Cash flows provided by (used in):
Operating activities	$9,362	$14,022	$14,392	$22,231	$34,729	$(81,961)
Investing activities	(14,163)	(9,446)	(20,370)	(227,376)	(74,418)	(802,852)
Financing activities	(439)	(1,517)	3,977	217,071	38,032	879,342
Capital expenditures	6,497	6,218	6,371	13,900	22,896	6,265
Depreciation and amortization	15,455	10,858	11,591	16,152	20,047	3,057
EBITDA(6)			27,246	40,894	(13,217)	(9,666)
Adjusted EBITDA(6)			30,180	56,901	88,979	9,321
Ratio of earnings to fixed charges(7)	—	—	—	—	—	—
Deficiency of earnings to fixed charges	8,502	32,557	932	2,137	76,497	22,024
BALANCE SHEET DATA (at period end)(1):
Cash and cash equivalents	$2,818	$5,877	$3,974	$16,004		$8,669
Total assets	262,081	235,775	279,135	600,229		1,408,448
Total debt	140,189	144,411	136,246	368,052		701,092
Redeemable and convertible preferred stock	540	540	12,593	30		—
Total stockholder’s equity	82,072	64,219	56,813	137,461		618,800

(1)          We acquired Micro- Guide, Inc. on October 31, 2001, Venusa, Ltd and Venusa de Mexico, S.A. de C.V. (together, “Venusa”) on February 28, 2003, MedSource on June 30, 2004, Campbell on September 12, 2005 and MTG on October 6, 2005. All acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in our financial statements at their fair market values and the operating results of the acquired companies are reflected beginning on the date of acquisition.

(2)          During 2002, we implemented two restructuring plans focused on consolidating our U.S. operations. During the second quarter of 2002, we announced the relocation of the majority of operations in our South Plainfield, New Jersey facility to the Collegeville, Pennsylvania facility. A restructuring charge of $0.5 million was recognized that consisted of $0.1 million related to severance and $0.4 million associated with the write-down of assets and other closure costs at the South Plainfield, New Jersey facility.

During the fourth quarter of 2002, we announced the consolidation of our machining capabilities into our Wheeling, Illinois facility and the closing of our Miramar, Florida plant. As a result, we recognized a restructuring charge of $1.4 million consisting of: $0.1 million related to stay-on bonuses earned through December 31, 2002; $0.5 million related to the write-down of assets; and $0.8 million related to lease obligations. In 2003, the relocation was completed and we recognized a restructuring charge of $1.8 million consisting of: $0.5 million related to stay-on and relocation bonuses earned through the relocation date; $0.3 million related to the relocation of equipment and plant clean-up; $0.7 million of other exit costs; and $0.3 million related to excess inventory discarded (included in cost of sales in the consolidated statements of operations).

During the third quarter of 2002, we decided not to proceed with the construction of a new technology center and recognized a loss of $0.5 million related to the write-down of previously capitalized costs.

In connection with the MedSource acquisition, we identified $17.2 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.2 million in severance payments, and $7.0 million in lease and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

In connection with the Merger, we identified $0.6 million of costs associated with the elimination of positions.  These costs are comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

We recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004, including $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions we deemed to be redundant as a result of the MedSource acquisition. In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, we incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

We recognized $4.5 million of restructuring charges and acquisition integration costs during the twelve months ended December 31, 2005, including $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that are in the process of being closed to our other production facilities. In addition, we incurred $0.8 million of costs for the integration of MedSource.  The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Restructuring and other charges	$230	$2,210	$2,440
Less: cash payments	(80)	(143)	(223)
Less: non-cash Items	—	(1,262)	(1,262)
Balance as of December 31, 2002	150	805	955
Restructuring charge	471	1,016	1,487
Inventory discarded	—	322	322
Less: cash payments	(613)	(1,559)	(2,172)
Balance as of December 31, 2003	8	584	592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	$3,641	$6,540	$10,181

(3)          In connection with the Transactions, we incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, legal and accounting fees of $1.1 million and other costs of $1.5 million during the 2005 Predecessor Period.  During the 2005 Successor Period, we recorded an $8.0 million charge for in-process research and development acquired in the Transactions.

(4)          Effective January 1, 2002, we adopted SFAS No, 142, “Goodwill and Other Intangible Assets.” Accordingly, we no longer amortize goodwill. For the year ended December 31, 2001, we amortized $5.4 million of goodwill. As a result of a loss of significant customers during 2002, goodwill impairment was determined to exist in one of our three operating segments.  Accordingly, an impairment of goodwill charge of $17.5 million was recognized. In addition, related intangible assets of developed technology and know how and customer base were reduced to their estimated fair value based on projected cash flow by $2.2 million and $2.0 million, respectively.

(5)          For the year ended December 31, 2004 other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of our subsidiaries old senior subordinated indebtedness and our senior indebtedness.  For the 2005 Predecessor Period other income (expense) includes $29.9 million of pre-payment fees in connection with the retirement of our subsidiaries $175.0 million senior subordinated notes due 2012.

(6)          We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization. Since EBITDA may not be calculated the same by all companies, this measure may not be comparable to similarly titled measures by other companies.  Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.  We use EBITDA and Adjusted EBITDA to provide additional information to investors about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility, as well as a supplemental measure of our performance. You should note that, under the applicable debt agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation, while Adjusted EBITDA is presented below on a historical basis giving effect to acquisitions on the dates they were completed. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Key Indicators of Financial Condition and Operating Performance” for a discussion of our use of EBITDA and Adjusted EBITDA and certain limitations of EBITDA and Adjusted EBITDA as financial measures. The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
	(In thousands)
RECONCILIATION OF NET INCOME TO EBITDA:
Net loss	$(14,804)	$(5,620)	$(82,313)	$(22,502)
Interest expense, net	16,587	26,879	43,233	9,301
Provision for income taxes	13,872	3,483	5,816	478
Depreciation and amortization	11,591	16,152	20,047	3,057
EBITDA	$27,246	$40,894	$(13,217)	$(9,666)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
EBITDA	$27,246	$40,894	$(13,217)	$(9,666)
Adjustments:
Restructuring and other charges(a)	1,653	3,600	4,154	311
Stock-based compensation(b)	(791)	266	16,676	—
Executive severance(c)	—	232	384	248
Executive relocation(d)	—	67	506	—
Executive officer transition(e)	1,572	—	—	—
Write-off of step-up of acquired inventory at date of acquisitions(f)	—	3,397	522	10,352
Write off acquired A/R and inventory(g)	—	2,478	(336)	—
Losses incurred by closed facilities(h)	—	2,046	872	97
Gain on sale of fixed assets(i)	—	(74)	179	(104)
Management fees to existing stockholders(j)	500	700	827	83
Debt prepayment penalty(k)	—	3,295	29,914	—
Costs related to the Transactions(l)	—	—	48,498	8,000
Adjusted EBITDA	$30,180	$56,901	$88,979	$9,321

(a)          Set forth below is a reconciliation of restructuring and other charges as shown on the selected historical consolidated financial data to the amount shown above as an adjustment to EBITDA:

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
Restructuring and other	$1,487	$3,600	$4,154	$311
Inventory charges in cost of sales	322	—	—	—
Less: depreciation in restructuring and other	(156)	—	—	—
	$1,653	$3,600	$4,154	$311

(b)         We have incurred non-cash charges for stock-based compensation relating to stock options granted during the twelve months ended December 31, 2000 and 2001, non-cash dividends on phantom stock issued to employees in connection with certain acquisitions, an increase in the value of phantom stock, charges for restricted stock and stock options granted to employees in July 2005 and charges for stock options granted in September 2005. The table below summarizes non-cash stock-based compensation for the amounts shown above as an adjustment to EBITDA:

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
2000 & 2001 stock options	$191	$170	$206	$—
Phantom stock market value adjustment	(617)	—	2,747	—
Award of redeemable preferred stock	—	20	—	—
July 2005 stock options and restricted stock	—	—	12,201	—
September 2005 stock options	—	—	1,489	—
Adjustment of redeemable preferred stock to market value	(500)	—	—	—
Phantom stock non-cash dividends	135	76	33	—
	$(791)	$266	$16,676	$—

(c)             We have incurred executive severance costs due to contractual severance obligations for certain executives of $0.2 million during the twelve months ended December 31, 2004, $0.4 million during the period from January 1, 2005 to November 22, 2005 and $0.2 million during the period from November 23, 2005 to December 31, 2005.

(d)            We have aligned our management structure along the three target markets that we serve: cardiology, endoscopy, and orthopaedics. In connection with this alignment, we have created new divisional management offices and relocated employees to these offices. We incurred executive relocation costs of $0.1 million during the twelve months ended December 31, 2004 and $0.5 million during the period from January 1, 2005 to November 22, 2005.

(e)             During the twelve months ended December 31, 2003, we incurred $1.6 million of costs due to a change in our chief executive officer, consisting primarily of severance.

(f)               We record the assets and liabilities of acquired companies at their respective fair values upon the date of acquisition. Inventories are recorded at fair value at the acquisition date, with the difference between the cost of the inventory and fair value charged to cost of sales as the inventory is sold. During the twelve months ended December 31, 2004, we incurred $3.4 million of costs to write off the step-up of inventory acquired from MedSource. During the period from January 1, 2005 to November 22, 2005, we incurred $0.5 million of costs to write off the step-up of inventory acquired from Campbell and MTG.  For the period from November 23, 2005 to December 31, 2005, we incurred $0.4 million of costs to write off the step-up of inventory acquired from Campbell and MTG, and $10.0 million of costs to write off the step-up of inventory acquired in the acquisition of us by KKR and Bain.

(g)            We incurred charges of $2.5 million in the fourth quarter of 2004 to write down $1.9 million of inventory and $0.6 million of receivables acquired from MedSource. During our first quarter of 2005, we settled a $0.3 million MedSource receivable that had previously been written off, and, as a result, recorded a reduction of the original EBITDA adjustment.

(h)            In connection with our acquisition of MedSource, we implemented a plan to close certain MedSource facilities. We closed the Newton, Massachusetts facility in January 2005, sold the Norwell, Massachusetts facility in February 2005, and closed the Navojoa, Mexico facility in April 2005. We have added back operating losses, net of depreciation expense incurred by these facilities during the twelve months ended December 31, 2004, the period from January 1, 2005 to November 22, 2005 and the period from November 23, 2005 to December 31, 2005 of $2.0 million, $0.9 million and $0.1 million, respectively.

(i)                All gains and losses from sales of our property, plant and equipment are added back to EBITDA in accordance with our credit agreements.

(j)                We incurred management fees to one of our equity sponsors, KRG Capital Partners, LLC of $0.5 million per year during the twelve months ended December 31, 2003. Effective July 1, 2004, we began to incur an additional management fee to another equity sponsor, DLJ Merchant Banking of $0.4 million annually. In connection with the Transactions, such arrangements were terminated and we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, such amount to increase by 5% per year.  See “Certain Relationships and Related Party Transactions.”

(k)             In connection with the MedSource acquisition on June 30, 2004, we repaid existing indebtedness and as a result incurred $3.3 million of prepayment penalties.  In connection with the Transactions on November 22, 2005, we repaid existing indebtedness and as a result incurred $29.9 million of prepayment penalties.

(l)                In connection with the Transactions, we have incurred the following expenses during the periods indicated:

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
Investment banking and equity sponsor fees – included in Merger Costs	$—	$—	$28,565	$—
Mangement bonuses – included in Merger Costs	—	—	16,700	—
Payroll taxes – included in Merger Costs	—	—	1,298	—
Legal, accounting and other – included in Merger Costs	—	—	1,361	—
Legal and other – included in SG&A	—	—	574	—
In-process R&D charge – included in Merger Costs	—	—	—	8,000
	$—	$—	$48,498	$8,000

(7)   For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include: interest expense, whether expensed or capitalized; amortization of debt issuance cost; and the portion of rental expense representative of the interest factor.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Item 1A. Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry according to market share comparisons by the Millennium Research Group. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. During 2005, our top 10 customers accounted for approximately 62% of net sales with three customers each accounting for greater than 10% of net sales.   Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific is currently transferring a number of products currently assembled by us to its own assembly operation.   Net sales during the twelve months ended December 31, 2005 were not materially impacted by the pending Boston Scientific production transfer. Based on current estimates, we expect net sales from Boston Scientific to decrease annually by approximately $40 million, with the substantial majority of the net sales decrease taking place in 2006. While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and the loss will not adversely affect our operating results in 2006 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

Recent Acquisitions

On September 12, 2005, we, through our wholly-owned subsidiary, CE Huntsville Holdings Corp., acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell. The Campbell acquisition was accounted for as a purchase and accordingly our results of operations include Campbell’s results beginning September 12, 2005. Campbell was a privately held engineering and manufacturing firm providing design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments. Subject to the terms of the asset purchase agreement, we and our wholly-owned subsidiary CE Huntsville Holdings Corp. agreed to pay, in the aggregate, a cash purchase price for the assets (including the shareholder real property) of up to approximately $30.1 million, with approximately $18.1 million of which (before certain closing adjustments) was payable at the closing. The actual amount paid at closing after closing adjustments was $17.7 million, plus estimated closing costs of $0.5 million, for a total initial purchase price of $18.2 million. The remaining portion of the purchase price will be paid, if at all, pursuant to an earnout arrangement payable contingent upon the 2005 and 2006 full year financial performance of the acquired business.   Campbell did not meet the 2005 financial performance targets.  The maximum remaining portion of the purchase that can be earned based on 2006 financial performance is $3.0 million.   If earned, the 2006 earnout payment would be expected to be made in the second quarter of 2007. The closing cash payment was funded with a combination of cash on hand and approximately $8.0 million of proceeds received from a draw on our subsidiary’s then existing revolving credit facility.

On October 6, 2005, we purchased 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, an Arlington, Tennessee based privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry. The acquisition was consummated pursuant to an Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of MTG (the “Interest Purchase Agreement”). Subject to the terms of the Interest Purchase Agreement, we agreed to pay, in the aggregate, approximately $49.7 million consisting of (i) approximately $33.0 million in cash (before certain closing adjustments) which was paid at the closing, (ii) $16.2 million which was paid at the closing by us by the issuance of 407,407 shares of our Class A-9 5% Convertible Preferred Stock, and (iii) estimated closing costs of $0.5 million. An additional $6.0 million will be paid, if at all, pursuant to an earnout arrangement payable contingent upon the 2006 full year financial performance of MTG. If the earnout arrangement is earned, the earnout payment would be expected to be made in the second quarter of 2007. The closing cash payment was funded with a combination of approximately $21.5 million of proceeds received from a draw on our subsidiary’s then existing revolving credit facility, and approximately $12.5 million of proceeds received from the utilization of the term loan facility provided for under our subsidiary’s then existing senior secured credit facility.

The Transactions

On November 22, 2005, we completed our merger with AAC, an entity controlled by affiliates of KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, has merged with and into Accellent Inc., with Accellent Inc. being the surviving entity.   As a result of the Merger:

•                  our capital stock and other equity interests outstanding immediately prior to the Merger (other than a portion of the shares of A-9 Preferred Stock held by certain existing stockholders which has been converted into equity of Accellent Holdings Corp.) and the options to receive our common stock outstanding immediately prior to the Merger (other than certain options held by members of management which have been rolled over into options to purchase shares of Accellent Holdings Corp.) have been cancelled and converted into the right to receive aggregate cash consideration of approximately $830 million less accrued interest on our existing indebtedness plus cash on hand at the time of closing and less approximately $17 million of cash bonuses to certain employees in connection with the change of control that occurred upon consummation of the Merger;

•                  entities affiliated with KKR and Bain own approximately 71% and 24%, respectively, of our outstanding common stock immediately following the Merger; and

•                  certain members of management own approximately 5% of our outstanding common stock, of which approximately 3% includes the value of Accellent Inc. stock options exchanged for Accellent Holdings Corp. stock options, and approximately 2% which represents shares of common stock owned by management.

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management. Equity rolled over by management includes approximately $19 million of equity in stock options of Accellent Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp, and $10 million of preferred stock of Accellent Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which is comprised of 8 individuals. In addition, in connection with the Merger, we:

•                  entered into a senior secured credit facility, consisting of a $400 million senior secured term loan facility and a $75 million senior secured revolving credit facility;

•                  issued $305 million aggregate principal amount of 10½% senior subordinated notes, resulting in net proceeds of approximately $301 million after an approximately $4 million original issue discount;

•                  repaid approximately $409 million of our indebtedness, including pursuant to a tender offer for Accellent Corp.’s $175 million 10% senior subordinated notes due 2012; and

•                  paid approximately $73 million of transaction fees and expenses, including tender premiums.

In connection with the Merger, Accellent Holdings Corp. granted new options to purchase shares of Accellent Holdings Corp. to certain members of management. All equity positions currently held by our named executive officers are in the form of stock options.

Pursuant to a tender offer which expired on November 21, 2005, we received tenders and the requisite consents for 100% of the 10% senior subordinated notes and, as a result, we accepted for payment and paid for all notes validly tendered.

Accounting Policy Overview

We recognize net sales in compliance with SAB 104, “Revenue Recognition,” which requires that the following criteria are met:  (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  We recognize revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service.  A sale for product sold on consignment is recognized when our customer uses the product.  Amounts billed for shipping and handling fees are classified as net sales in our consolidated statement of operations.  Costs incurred for shipping and handling fees are classified as cost of sales.  We provide a reserve for estimated future returns against net sales in the period net sales are recorded.  The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our net sales domestically.  For the twelve months ended December 31, 2005, approximately 84% of our net sales were sold to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future.

Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and the customer’s ability to forecast requirements.

Cost of goods sold includes raw materials, labor and other manufacturing costs associated with the products we sell. Some products incorporate precious metals, such as gold, silver and platinum. Changes in prices for those commodities are generally passed through to our customers.

Selling, general and administrative expenses include salaries, sales commissions, and other selling and administrative costs.

Amortization of intangible assets up to the date of the Transactions was primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, Noble-Met, Ltd., UTI, American Technical Molding, Inc., Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. (together with Venusa, Ltd., “Venusa”), MedSource and Campbell Engineering, Inc.   Amortization of intangible assets subsequent to the date of the Transactions relates to the acquisition of us by KKR and Bain.

Interest expense up to the date of the Transactions was primarily related to indebtedness incurred to finance our acquisitions.  Interest expense subsequent to the date of the Transactions relates to the financing of the acquisition of us by KKR and Bain.

Concurrent with our acquisition of MedSource on June 30, 2004, we aligned our management by the three medical device market segments which we serve. As a result of this alignment, we have three operating segments: cardiology, endoscopy, and orthopaedics. We have determined that all of our operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

In connection with the MedSource acquisition, we identified $17.2 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.2 million in severance payments and $7.0 million in lease termination and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018. The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

We determined that one facility identified as a closure site would likely not be closed due to the nature of product manufactured at that site and the expected costs and benefits to transfer production to another manufacturing location. We reduced the MedSource integration accrual by approximately $3.0 million to eliminate employee and facility related costs to close this facility. Additionally, the completion of detailed closure plans resulted in a change in projected closure dates to later dates for certain facilities. We reduced the MedSource integration accrual by approximately $0.7 million to lower the projected costs to exit leased facilities due to the revised closure dates. Other reductions to the MedSource integration accrual during the period from January 1, 2005 to November 22, 2005 included the settlement of a contract termination in connection with a closed facility for approximately $0.3 million less than originally projected. During the period from January 1, 2005 to November 22, 2005, the total reductions to the MedSource integration accrual were $4.4 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

In connection with the Merger, we identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The following table summarizes the recorded accruals and activity related to the restructuring activities (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2003	$8	$584	$592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	$3,641	$6,540	$10,181

Results of Operations

Our accounting for the Merger follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and SFAS No. 141, “Business Combinations,” which require that purchase accounting treatment of the Merger be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date.  Although we continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from January 1, 2005 to November 22, 2005 and the 2005 Successor Period from November 23, 2005 to December 31, 2005 with the prior twelve month period in 2004.  We refer to the twelve months ended December 31, 2005 as the 2005 Combined Period.  Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe the combination of the 2005 periods provides a meaningful comparison to the 2004 period.  The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

The following table sets forth the amounts from our consolidated statements of operations for both the 2005 Predecessor Period and 2005 Successor Period and arrives at the combined results of operations for the twelve months ended December 31, 2005:

	Predecessor	Successor	Combined
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2005	2005	2005
Net sales	$411,734	$49,412	$461,146
Cost of sales	283,029	44,533	327,562
Gross profit	128,705	4,879	133,584
Selling, general and administrative expenses	71,520	7,298	78,818
Research and development expenses	2,655	352	3,007
Restructuring and other charges	4,154	311	4,465
Merger related costs	47,925	8,000	55,925
Amortization of intangible assets	5,730	1,839	7,569
Loss from operations	(3,279)	(12,921)	(16,200)
Other income (expense):
Interest expense, net	(43,233)	(9,301)	(52,534)
Other income (expense), including debt prepayment penalty of $3,295 in 2004 and $29,914 for the period ended November 22, 2005	(29,985)	198	(29,787)
Total other expense	(73,218)	(9,103)	(82,321)
Loss before income taxes	(76,497)	(22,024)	(98,521)
Income tax expense	5,816	478	6,294
Net loss	$(82,313)	$(22,502)	$(104,815)

The following table sets forth percentages derived from the consolidated statements of operations for the years ended December 31, 2003 and 2004, the 2005 Predecessor Period, the 2005 Successor Period and the 2005 Combined Period presented as a percentage of net sales:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	69.5	73.2	68.7	90.1	71.0
Gross Profit	30.5	26.8	31.3	9.9	29.0
Selling, General and Administrative Expenses	16.4	14.4	17.4	14.8	17.1
Research and Development Expenses	1.5	0.8	0.7	0.7	0.7
Merger costs	—	—	11.6	—	10.4
In-Process Research and Development Charge	—	—	—	16.2	1.7
Restructuring and Other Charges	0.8	1.1	1.0	0.6	1.0
Amortization of Intangibles	2.8	1.7	1.4	3.7	1.6
Income (Loss) from Operations	9.0	8.8	(0.8)	(26.1)	(3.5)

2005 Combined Period Compared to Twelve Months Ended December 31, 2004

Net Sales

Net sales for the 2005 Combined Period were $461.1 million, an increase of $140.9 million or 44% compared to net sales of $320.2 million for 2004. Higher net sales was due to the acquisition of MedSource and the 2005 Acquisitions, which increased net sales by $97.4 million, and higher unit volume of shipments totaling $60.1 million. These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $16.6 million for the 2005 Combined Period. Three customers, Boston Scientific, Johnson & Johnson and Medtronic each accounted for greater than 10% of net sales for the 2005 Combined Period. Two customers, Boston Scientific and Johnson & Johnson each accounted for greater than 10% of net sales for 2004.

Gross Profit

Gross profit for the 2005 Combined Period was $133.6 million compared to $85.8 million for 2004. The $47.8 million increase in gross profit was caused by unit volume increases which increased gross margin by $27.0 million, and the acquisitions of MedSource and the 2005 Acquisitions which increased gross profit by $26.4 million.  Additionally, gross profit for 2004 included a $3.4 million write-off of the step-up of inventory related to the acquisition of MedSource and a $1.9 million charge to reduce the value of inventories acquired from MedSource.  These increases in gross profit were partially offset by the write off of the step-up of acquired inventory during the 2005 Combined Period.  In connection with the 2005 Acquisitions, we recorded a $0.9 million step-up in the value of inventories acquired, and charged that step-up to cost of sales during the 2005 Combined Period.  In connection with the Merger, we recorded a $16.4 million step-up in the value of our inventory acquired by KKR and Bain, and charged $10.0 million of that step-up to cost of sales during the 2005 Combined Period.  The remaining step-up of inventory of $6.4 million recorded as a result of the Merger will be charged to our cost of sales during our first quarter of 2006.

Gross margin was 29.0% of net sales for the 2005 Combined Period compared to 26.8% of net sales for 2004. The increase in gross margins is due to increased sales, which lead to improved leverage of our fixed cost of sales.  Also, gross margin for 2004 included the write-off of the step-up of inventory related to the acquisition of MedSource which reduced gross margin by 1.1%, and charges to write-down inventory acquired from MedSource which further reduced gross margin by 0.6%.  These improvements in gross margin were partially offset by the write-off of the step up of inventory related to the 2005 Acquisitions and the Merger, which reduced our 2005 Combined Period gross margin by 2.4%.

Selling, General and Administration Expenses

SG&A expenses were $78.8 million for the 2005 Combined Period compared to $45.9 million for 2004. The increase in SG&A costs was caused by a $16.4 million increase in charges for stock-based compensation, and the MedSource acquisition and 2005 Acquisitions which increased SG&A cost by $15.6 million. The increase in stock-based compensation is due to $13.7 million of amortization of deferred compensation associated with the restricted stock and stock options granted during the third quarter of 2005 for which we accelerated vesting due to the change of control occurring in connection with the Merger, and stock-based compensation charges of $2.7 million relating to our increased liability for phantom stock plans due to the increase in value of our common stock.

In July 2005, our Board of Directors approved the grant of 609,237 shares of our restricted stock to certain members of our and Accellent Corp.’s management. Each share vests 100% on the four year anniversary from the date of grant.   The vesting of the restricted shares accelerated upon the change of control occurring in connection with the Merger.  We recorded compensation expense of $10.0 million for the restricted stock during the 2005 Combined Period.  We will not incur additional stock-based compensation charges for these restricted shares.  In July and September of 2005, our Board of Directors approved the granting of an aggregate number of 416,152 stock options to certain members of our and Accellent Corp.’s management at option prices that were below the fair market value of the underlying common stock. The vesting of these stock options accelerated upon the change of control occurring in connection with the Merger.  We recorded compensation expense of $3.7 million during the 2005 Combined Period for these stock options.   We will not incur additional stock-based compensation charges for these stock options.

SG&A expenses were 17.1% of net sales for the 2005 Combined Period versus 14.4% of net sales for 2004. The higher 2005 percentage was impacted by increased charges for stock-based compensation in the 2005 period, which amounted to 3.6% of net sales for the 2005 Combined Period as compared to 0.1% in the 2004 period.

Research and Development Expenses

R&D expenses for the 2005 Combined Period were $3.0 million or 0.7% of net sales, compared to $2.7 million or 1.0% of net sales for 2004. The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed R&D costs.

Restructuring and Other Charges

We recognized $4.5 million of restructuring charges and acquisition integration costs during the 2005 Combined Period, including $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that are closing to our other production facilities.  In addition to the $3.7 million in restructuring charges incurred during the 2005 Combined Period, we incurred $0.8 million of costs for the integration of MedSource.

Merger Related Costs

During the 2005 Combined Period, we incurred $55.9 million of merger related costs including incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, and $8.0 million charge for in-process research and development, legal and accounting fees of $1.1 million and other costs of $1.5 million.

We allocated $8.0 million of the purchase price in the Transaction to in-process research and development (“IPR&D”) projects that have not yet reached technological feasibility and have no future alternative use.  Our IPR&D projects focus on the utilization of new materials, including biomaterials, and new methods for fabricating metals, polyimide and other materials.  The valuation of each project was based on an income approach which discounts the future net cash flows attributable to each project to determine the current value.  Projects were broken into three categories:  Incremental, Platform and Breakthrough.   Incremental IPR&D is comprised of 14 individual projects which are estimated to be complete by 2009.  Costs to complete Incremental IPR&D are estimated to be $2.8 million.  Net cash flows from Incremental IPR&D are estimated to be positive by 2008.   Platform IPR&D is comprised of 13 individual projects which are estimated to be complete by 2009.  Costs to complete the Platform IPR&D are estimated to be $6.4 million.  Net cash flows from Platform IPR&D are estimated to be positive by 2009.  Breakthrough IPR&D is comprised of 4 individual projects which are estimated to be complete by 2010.  Costs to complete the Breakthrough IPR&D are estimated to be $4.0 million.  Net cash flows from Breakthrough IPR&D are estimated to be positive by 2010.

Amortization

Amortization was $7.6 million for the 2005 Combined Period compared to $5.5 million for 2004. The higher amortization was due to the Merger, which increased amortization expense by $1.2 million for the 2005 Combined Period, and the acquisition of MedSource which increased amortization expense by $0.7 million for the 2005 Combined Period.  We expect to incur approximately $17.2 million of amortization expense for 2006 based on the amount of the purchase price allocated to amortizable intangible assets in connection with the Merger.

Interest Expense, net

Interest expense, net was $52.5 million for the 2005 Combined Period as compared to $26.9 million for 2004. The increase for the 2005 Combined Period was due to the write-off of $14.4 million of deferred financing fees due to the refinancing done in connection with the Transactions, increased debt incurred to acquire MedSource which increased interest expense by $7.8 million, increased debt in connection with the Transactions which increased interest expense by $3.1 million, one-time bridge loan charges of $2.4 million incurred in connection with the Transaction, higher interest rates on variable rate debt which increased interest expense by $1.4 million and increased debt incurred in connection with the 2005 Acquisitions which increased interest expense by $0.7 million. This increase was partially offset by $4.5 million of accelerated amortization of debt discounts and deferred financing costs incurred during 2004 due to the refinancing of our and our subsidiary’s indebtedness in connection with the MedSource acquisition.

Interest expense, net includes interest income of approximately $87,000 and $94,000 for the 2005 Combined Period and 2004, respectively.

Other expense

Other expense was $29.8 million for the 2005 Combined Period compared to $3.3 million for 2004.  Other expense for the 2005 Combined Period includes $29.9 million of debt prepayment penalties incurred due to the prepayment of our subsidiary’s senior subordinated notes in connection with the Transactions.  Other expense for 2004 includes $3.3 million of debt prepayment penalties incurred due to the prepayment of debt in connection with the MedSource acquisition.

Income Tax Expense

Income tax expense for the 2005 Combined Period was $6.3 million and includes $2.9 million of state income taxes, $2.1 million of non-cash deferred income taxes for the different book and tax treatment for goodwill and $1.3 million of foreign income taxes.  Income tax expense for 2004 was $3.5 million and includes $1.5 million of non-cash deferred income taxes due to the different book and tax treatment for goodwill, $1.2 million of state income taxes and $0.8 million of foreign income taxes.   We have not provided for any domestic federal income taxes due to net operating losses incurred.  We have net operating loss carryforwards of approximately $229.6 million to offset future domestic federal income taxes.  The future utilization of our net operating loss carryforwards may be limited in future years by the provisions of Internal Revenue Code section 382.  We have incurred, and expect to continue to incur certain state and foreign income taxes in jurisdictions where we cannot offset our taxable income with losses or expenses incurred in other jurisdictions.

2004 Compared to 2003

Net Sales

Net sales for 2004 were $320.2 million, an increase of $146.0 million or 84% compared to net sales of $174.2 million for 2003. The higher net sales were caused by the June 30, 2004 acquisition of MedSource, which increased net sales by $94.9 million, and the inclusion of Venusa for the full year in 2004, which increased net sales by $3.9 million, as well as a $47.2 million increase related to higher unit volume of shipments. Two customers, Boston Scientific and Johnson & Johnson, accounted for greater than 10% of net sales for 2004. One customer, Boston Scientific, accounted for greater than 10% of net sales for 2003.

Gross Profit

Gross profit for 2004 was $85.8 million as compared to $53.2 million for 2003. The $32.6 million increase in gross profit was caused by the acquisition of MedSource, which after excluding the expense for inventory step-up and inventory obsolescence, increased gross margin by $21.2 million, and higher unit shipments which increased gross margin by $16.7 million, partially offset by a $5.3 million charge for inventory acquired in the MedSource acquisition, which is including $3.4 million relating to the step up in value of the acquired inventory and $1.9 million for inventory obsolescence.  Gross margin was 26.8% of net sales for 2004 as compared to 30.5% of net sales for 2003. As a result of the acquisition of MedSource, acquired inventories were stepped up in value by $3.4 million. This step up in inventory reduced gross margin by $3.4 million, or 1.1%, for 2004. Additionally, we incurred a charge for inventory valuation related to certain MedSource facilities of $1.9 million, or 0.6% during 2004. Further, the MedSource gross margins have historically been lower than gross margins attained by us before the acquisition. The lower MedSource gross margins impacted our gross margins during 2004 by $6.3 million, or 2.0%.

Selling, General and Administration Expenses

SG&A expenses were $46.0 million for 2004 compared to $28.6 million for 2003. The increase in SG&A costs was due to the acquisition of MedSource, which added $11.5 million of SG&A costs during 2004, including $0.6 million increase to bad debt expense for certain acquired MedSource related accounts receivable.

SG&A expenses were 14.4% of net sales for 2004 versus 16.4% of net sales for 2003. The lower 2004 percentage was driven by sales growth resulting in improved absorption of our SG&A cost structure. Additionally, in 2003 we incurred $1.6 million of costs associated with executive officer transition.

Research and Development Expenses

R&D expenses for 2004 were $2.7 million or 0.8% of net sales, compared to $2.6 million or 1.5% of net sales for 2003. The lower 2004 percentage was driven by sales growth in combination with leveraging the R&D cost structure.

Restructuring and Other Charges

We recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004, including $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions we deemed to be redundant as a result of the MedSource acquisition. In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, we incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

Amortization

Amortization was $5.5 million for fiscal year 2004 compared to $4.8 million for fiscal year 2003. The higher amortization was due to the acquisition of MedSource, which added $0.7 million in fiscal year 2004.

Interest Expense, net

Interest expense, net increased $10.3 million to $26.9 million for fiscal year 2004 versus $16.6 million for fiscal year 2003 due to the refinancing of Accellent Corp.’s senior secured credit facility and various senior subordinated indebtedness, which resulted in $4.5 million of accelerated amortization of debt discounts and deferred financing costs during the second quarter of fiscal year 2004, and interest expense on the increased debt incurred to acquire MedSource. Interest expense, net includes interest income of approximately $94,000 and $19,000 for fiscal years 2004 and 2003, respectively.

Other income (expense)

For the fiscal year 2004, other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of Accellent Corp.’s old senior subordinated indebtedness and our senior indebtedness.

Income Tax Expense (Benefit)

Income tax expense was $3.5 million for fiscal year 2004 as compared to $13.9 million for fiscal year 2003. The expense incurred for fiscal year 2004 is as a result of certain state and foreign taxes which cannot be offset by losses in other jurisdictions, and a provision for deferred taxes related to the different book and tax treatment for goodwill. During the fourth quarter of fiscal year 2003, we determined that it is more likely than not that our deferred tax asset will not be realized, and we provided a valuation allowance equal to the full amount of the deferred tax asset.

Dividends on Redeemable and Convertible Preferred Stock

In connection with the MedSource acquisition, we repurchased $18.8 million of redeemable preferred stock with a carrying value on our balance sheet of $12.6 million. We recorded the difference between the repurchase price and the carrying value of $6.2 million as an accretive dividend. In addition, we declared and paid a dividend of $2.0 million on these redeemable shares.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in conjunction with the Transactions, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At December 31, 2005, we had $5.8 million of letters of credit outstanding that reduced the amounts available under the revolving credit portion of our senior secured credit facility to $69.2 million.

During the 2005 Combined Period, cash used by operating activities was $47.2 million compared to cash provided by operations of $22.2 million in 2004. The decrease in cash provided by operations was caused by the payment of $47.9 million in merger costs and $29.9 million in debt prepayment penalties during the 2005 Combined Period.  These decreases were partially offset by improved operating cash flow from our manufacturing operations.

During the 2005 Combined Period, cash used in investing activities totaled $877.3 million compared to $227.4 million for 2004. The increase in cash used in investing activities is attributable to the payment of $796.7 million in consideration to our former stockholders upon the consummation of the Merger, the 2005 Acquisitions for $49.5 million net of cash acquired, increased capital spending of $15.3 million due to increased demand for our products and a full year of the MedSource acquisition and a $2.2 million final earn-out payment relating to our acquisition of Venusa.  Cash used in investing activities in 2004 included the acquisition of MedSource, which used $205.4 million of cash during 2004, and an earn-out payment relating to our acquisition of Venusa, which used $9.6 million of cash during the first nine months of 2004.

During the 2005 Combined Period, cash provided by financing activities was $917.4 million and consisted of the following:

•                  Proceeds from our senior secured credit facility of $400.0 million and proceeds of $300.9 million from our senior subordinated notes due 2013.  We paid $24.0 million in debt issuance costs for these debt instruments.

•                  Equity contributed from our parent company in connection with the Merger of $611.0 million.

•                  Proceeds from borrowings under our subsidiary’s senior secured credit facility of $42.0 million to fund our acquisitions of Campbell and MTG.  We incurred debt issuance costs of $0.9 million on our subsidiary’s senior secured credit facility, including $0.8 million of costs incurred to amend this facility during the quarter ended March 31, 2005, and $0.1 million of costs incurred in connection with additional term loans drawn to fund the acquisition of MTG.

•                  The repayment by our subsidiary of $408.6 million of existing indebtedness upon the closing of the Transaction, as well as other scheduled payments under our subsidiary’s senior secured credit facility of $1.5 million prior to the Transaction.

•                  The repayment of $1.7 million of MTG’s indebtedness upon our acquisition of MTG.

Cash provided by financing activities was $217.1 million for 2004 and relates to the following financing transactions, which took place in conjunction with our June 30, 2004 acquisition of MedSource:

•                  The issuance of $369.0 million of indebtedness consisting of Accellent Corp.’s previous senior secured credit facility, which was a $194.0 million six-year term facility, and $175.0 million of Accellent Corp.’s previous 10% senior subordinated notes due July 15, 2012. Our subsidiary incurred $17.1 million of fees related to this debt.

•                  The repayment of all previously outstanding debt, which included our subsidiary’s credit facility of $83.5 million, our subsidiary’s senior subordinated notes of $21.5 million and our senior notes of $38.3 million.

•                  The repayment of all MedSource debt and capital leases totaling $36.1 million.

•                  The payment of $22.2 million of dividends.

•                  The repurchase of $18.8 million of our Class C Redeemable Preferred Stock.

•                  The issuance of 7,568,980 shares of our Class A-8 5% Convertible Preferred stock for approximately $88.0 million, net of $1.8 million of fees.

For 2004, cash provided by operating activities was $22.2 million compared to $14.4 million for 2003. The increase in cash generated from operations was due to improved profitability which increased cash from operations by $6.2 million, and the increase in accrued bonuses and profit sharing of $3.4 million as a result of the increase in operating performance. The bonus and profit sharing accruals were paid during the first quarter of 2005.

During 2004, cash used in investing activities totaled $227.4 million compared to $20.4 million for fiscal year 2003. The increase in cash used in investing activities was attributable to the acquisition of MedSource, for which we paid $205.4 million during fiscal year 2004, and increased capital spending due to the MedSource acquisition.

During fiscal year 2004, financing activities generated $217.1 million of cash compared to $4.0 million of cash for fiscal year 2003. Cash provided by financing activities in 2004 was related to the financing transactions described above, which took place in conjunction with our June 30, 2004 acquisition of MedSource.

Capital Expenditures.  We anticipate that we will spend approximately $30 million to $35 million on capital expenditures for 2006. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. We may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) for the period November 23, 2005 to December 31, 2006, $39,000,000; for the 2007 fiscal year, $40,000,000; for the 2008 fiscal year, $42,500,000; for the 2009 fiscal year, $45,000,000; for the 2010 fiscal year, $47,500,000; for the 2011 fiscal year, $52,500,000; and for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Other Expenditures.  In connection with our acquisition of Venusa in February of 2003, we were obligated to pay contingent consideration based on agreed upon earnings targets for fiscal years 2002, 2003 and 2004. During the second quarter of 2005, we paid $2.2 million in cash, $3.6 million in our Class A-7 5% Convertible Preferred Stock and $0.2 million in our phantom stock in connection with Venusa achieving fiscal year 2004 earn out targets. During the second quarter of 2004, we paid $9.6 million in cash, $26.0 million in our Class A-7 5% Convertible Preferred Stock, and $1.3 million in our phantom stock in connection with Venusa achieving fiscal year 2002 and 2003 earnout targets.  No further consideration will be paid for the Venusa acquisition.  In connection with the 2005 Acquistions, we may be obligated to pay additional consideration of up to $9.0 million depending on the results of the acquired entities for 2006.  Additional consideration, if any, due in connection with the 2005 Acquisitions will be paid during 2007.

Other Long-Term Liabilities.  Other long-term liabilities increased $4.5 million from $23.7 million at December 31, 2004 to $28.1 million at December 31, 2005. The increase was due to an $8.8 million increase in our deferred tax liability, which was partially offset by a $3.0 million reduction in the long-term portion of our estimated costs to close certain MedSource facilities and a $1.5 million decrease in our phantom stock liability due to the purchase of all of our equity instruments in connection with the Merger.   The increase in our deferred tax liability was due to $2.1 million in provisions for deferred taxes during the 2005 Combined Period and $6.7 million of deferred taxes recorded in connection with the allocation of the purchase price paid to acquire us in the Merger to the fair value of all of our assets and liabilities.  Other long-term liabilities increased from $13.3 million as of December 31, 2003 to $23.7 million as of December 31, 2004. This increase is due to a $10.9 million increase in long-term restructuring accruals for lease and severance costs related to the planned closure of certain MedSource facilities.  These increases on other long-term liabilities were partially offset by the payment of long-term accrued interest expense of $4.4 million during fiscal year 2004.

As of December 31, 2005, we have provided a liability of $3.8 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to incur approximately $0.2 million of ongoing operating costs during fiscal year 2006 relating to the Collegeville remediation effort. Our environmental accrual at December 31, 2005 includes $3.7 million related to Collegeville. We have identified potential additional clean up obligations in connection with our acquisition of MedSource, which we estimate will result in remediation costs of approximately $0.2 million.   The remaining MedSource related environmental accrual, net of payments made, was $0.1 million at December 31, 2005. We believe that the clean up of these identified environmental matters will not have a material adverse effect upon our liquidity, capital resources, business or consolidated financial position. However, one or more of such environmental matters could have a significant negative impact on our consolidated financial results for a particular reporting period.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months and the foreseeable future. No assurance can be given, however, that this will be the case.

Indebtedness.  The following is a description of our material indebtedness as of December 31, 2005:

10½% Senior Subordinated Notes Due 2013

On November 22, 2005, we issued $305.0 million in aggregate principal amount of 10½% senior subordinated notes due 2013. The notes were initially purchased by Credit Suisse First Boston LLC, JPMorgan Securities Inc. and Bear, Stearns & Co. Inc. and were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S, respectively, under the Securities Act. Interest on the notes is payable semi-annually on June 1st and December 1st of each year beginning on June 1, 2006, and the notes mature on December 1, 2013.  The notes are guaranteed by all of our existing domestic subsidiaries and by all of our future domestic subsidiaries that are not designated as unrestricted subsidiaries.

In December 2005, we filed a registration statement (Registration No. 333-130470) under the Securities Act pursuant to a registration rights agreement entered into in connection with the notes offering. The registration statement was declared effective by the SEC on February 14, 2006, enabling the eligible holders of the notes to exchange their notes for substantially identical notes registered under the Securities Act.   The exchange transaction closed on March 29, 2006 and 100% of the notes were exchanged for registered notes. We did not receive any proceeds from the transaction.

We have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2009, at redemption prices declining from 105.25% of their principal amount on December 1, 2009 to 100% of their principal amount on December 1, 2011, plus accrued and unpaid interest.  At any time on or prior to December 1, 2008, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.5% of their principal amount, plus accrued and unpaid interest, within 90 days of the closing of an underwritten public equity offering. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, we are required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest.

The indenture limits our and our subsidiaries’ ability to, among other things:

•                                          pay dividends;

•                                          redeem capital stock and make other restricted payments and investments;

•                                          incur additional debt or issue preferred stock;

•                                          enter into agreements that restrict our subsidiaries from paying dividends or other distributions;

•                                          make loans or otherwise transfer assets to us or to any other subsidiaries;

•                                          create liens on assets;

•                                          engage in transactions with affiliates;

•                                          sell assets, including capital stock of subsidiaries; and

•                                          merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

The indenture contains customary events of default including, but are not limited to:

•                                          failure to pay any principal, interest, fees or other amounts when due;

•                                          material breach of any representation or warranty;

•                                          covenant defaults;

•                                          events of bankruptcy;

•                                          cross defaults to other material indebtedness;

•                                          invalidity of any guarantee; and

•                                          unsatisfied judgements.

Senior Secured Credit Facility

In connection with the Transactions on November 22, 2005, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, consisting of a term loan facility and a revolving credit facility, with a syndicate of lenders. The terms of the senior facility are set forth below. This description of the senior facility does not purport to be complete.

Borrowings

The senior facility provides for a $400 million term loan facility and a $75 million revolving credit facility, which includes a letter of credit subfacility. The proceeds of the term loan were used to fund a portion of the Merger, to repay all outstanding indebtedness under Accellent Corp.’s old senior secured credit facility and to pay certain fees, expenses and other costs associated with the Merger. The proceeds of the revolving credit facility and the letters of credit will be used for general corporate purposes.

The full amount of the term loans was borrowed on the closing date. The term loans will amortize in 27 quarterly installments of 0.25% of the original principal amount of the term loans, with the balance payable on the seventh anniversary of the closing date. Amounts prepaid or repaid with respect to the term loans may not be reborrowed. The senior facility provides that up to $100 million of additional term loans may be incurred under the term facility, with the average life to maturity and final maturity date of such additional term loans to be no earlier than the average life to maturity and final maturity date, respectively, of the initial term loans and with pricing to be agreed.

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until the sixth anniversary of the closing date, and any revolving loans outstanding on the sixth anniversary of the closing date shall be repaid on such date. Approximately $69.2 million of the revolving facility was available as of December 31, 2005.

Voluntary prepayments of the term loans and revolving commitment reductions are permitted in whole or in part, subject to minimum prepayment requirements. Voluntary prepayments of LIBOR loans on a date other than the last day of the relevant interest period are also subject to payment of customary breakage costs, if any. We are required to prepay the loans with the net proceeds of certain incurrences of indebtedness, a certain percentage of excess cash flow and, subject to certain reinvestment rights, certain asset sales.

Interest

The interest rates under the senior facility are based in the case of the term loans, at our option, on either LIBOR plus 2.00% or the alternative base rate plus 1.00%, and, in the case of the revolving loans, at our option, on either LIBOR plus 2.25% or the alternate base rate plus 1.25%, which applicable margins are in each case subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the secured facility at December 31, 2005 was 6.39%.  Overdue principal bears interest at a rate per annum equal to 2.0% above the rate then applicable to such principal amount. Overdue interest and other amounts bear interest at a rate per annum equal to 2.0% above the rate then applicable to alternate base rate loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three or six months, or, if available to all relevant lenders, nine or twelve months, and interest is payable in arrears at the end of each such interest period and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears on the last day of each calendar quarter. Calculations of interest are based on a 360-day year (or 365/366 days, in the case of certain base rate loans) for actual days elapsed.

Fees

The senior facility provides for the payment to the lenders of a commitment fee equal to 0.50% per annum on the average daily unused portion of the available commitments under the revolving credit facility, payable quarterly in arrears and upon termination of the commitments, which commitment fee is subject to reduction based upon the attainment of a certain leverage ratio. The senior facility also provides for the payment to the lenders of a letter of credit fee on the average daily stated amount of all outstanding letters of credit equal to the then-applicable spread for LIBOR loans under the revolving credit facility, and a payment to JPMorgan Chase Bank, N.A., as letter of credit issuer, of a letter of credit fronting fee on the average daily stated amount of all outstanding letters of credit at 0.125% per annum, in each case payable quarterly in arrears and upon termination of the commitments under the revolving facility.

Collateral and guarantees

The loans under the senior facility and certain hedging obligations owing to senior facility lenders or their affiliates are guaranteed by Accellent Acquisition Corp. and by all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The loans, the guarantees and such hedging arrangements are secured by a first priority perfected lien, subject to certain exceptions, on substantially all of our and the guarantors’ existing and future properties and tangible and intangible assets, including a pledge of all of the capital stock held by such persons (other than certain capital stock of foreign subsidiaries).

Representations, warranties and covenants

The senior facility contains certain customary representations and warranties. In addition, we are required to maintain certain ratings in effect with respect to the senior facility, and the senior facility contains customary covenants restricting the ability our and certain of our subsidiaries’ ability to, among other things:

•                                          declare dividends and redeem capital stock;

•                                          incur additional indebtedness (including guarantees of indebtedness);

•                                          create liens;

•                                          engage in mergers, consolidations, acquisitions and asset sales;

•                                          change the nature of our business;

•                                          make investments, loans and advances;

•                                          enter into sale-leaseback transactions;

•                                          engage in certain transactions with affiliates;

•                                          make prepayments of subordinated debt and amend subordinated debt documents;

•                                          change our fiscal year; and

•                                          make capital expenditures.

In addition, the senior facility requires us to maintain a maximum ratio of consolidated net debt to consolidated EBITDA and a minimum ratio of consolidated EBITDA to consolidated interest expense.

Events of Default

Events of default under the senior facility include but are not limited to:

•                                          failure to pay principal, interest, fees or other amounts when due;

•                                          material breach of any representation or warranty;

•                                          covenant defaults;

•                                          cross defaults to other material indebtedness;

•                                          events of bankruptcy;

•                                          invalidity of any guarantee or security interest;

•                                          a change of control; and

•                                          other customary events of default.

Other Long-Term Debt

As of December 31, 2005, our obligations under capital leases totaled $88,000.

As of December 31, 2005, we were in compliance with the covenants under our senior secured credit facility and our senior subordinated notes.

Other Key Indicators of Financial Condition and Operating Performance

EBITDA, Adjusted EBITDA and the related ratios presented in this Form 10-K are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-K is appropriate to provide additional information to investors and debtholders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and our senior secured credit facility contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. You should note that, under the applicable debt agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation, while Adjusted EBITDA is presented below on a historical basis giving effect to acquisitions on the dates they were completed. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facility could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. Measures similar to EBITDA are also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes ineffective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

In calculating Adjusted EBITDA, as permitted by the terms of our indebtedness, we eliminate the impact of a number of items we do not consider indicative of our ongoing operations and for the other reasons noted above. For the reasons indicated herein, you are encouraged to evaluate each adjustment and whether you consider it appropriate. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in the presentation of

Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                                          they do not reflect our cash expenditures for capital expenditure or contractual commitments;

•                                          they do not reflect changes in, or cash requirements for, our working capital requirements;

•                                          they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•                                          although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

•                                          Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, as discussed in our presentation of “Adjusted EBITDA” in this report; and

•                                          other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this report.

The following table sets forth a reconciliation of net income to EBIDTA for the periods indicated:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
RECONCILIATION OF NET INCOME TO EBITDA:
Net loss	$(14,804)	$(5,620)	$(82,313)	$(22,502)	$(104,815)
Interest expense, net	16,587	26,879	43,233	9,301	52,534
Provision for income taxes	13,872	3,483	5,816	478	6,294
Depreciation and amortization	11,591	16,152	20,047	3,057	23,104
EBITDA	$27,246	$40,894	$(13,217)	$(9,666)	$(22,883)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
EBITDA	$27,246	$40,894	$(13,217)	$(9,666)	$(22,883)
Adjustments:
Restructuring and other charges(a)	1,653	3,600	4,154	311	4,465
Stock-based compensation(b)	(791)	266	16,676	—	16,676
Executive severance(c)	—	232	384	248	632
Executive relocation(d)	—	67	506	—	506
Executive officer transition(e)	1,572	—	—	—	—
Write-off of step-up of acquired inventory at date of acquisitions(f)	—	3,397	522	10,352	10,874
Write off acquired A/R and inventory(g)	—	2,478	(336)	—	(336)
Losses incurred by closed facilities(h)	—	2,046	872	97	969
Gain on sale of fixed assets(i)	—	(74)	179	(104)	75
Management fees to existing stockholders(j)	500	700	827	83	910
Debt prepayment penalty(k)	—	3,295	29,914	—	29,914
Costs related to the Transactions(l)	—	—	48,498	8,000	56,498
Adjusted EBITDA	$30,180	$56,901	$88,979	$9,321	$98,300

(a)          Set forth below is a reconciliation of restructuring and other charges as shown on the selected historical consolidated financial data to the amount shown above as an adjustment to EBITDA:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
Restructuring and other	$1,487	$3,600	$4,154	$311	$4,465
Inventory charges in cost of sales	322	—	—	—	—
Less: depreciation in restructuring and other	(156)	—	—	—	—
	$1,653	$3,600	$4,154	$311	$4,465

(b)         We have incurred non-cash charges for stock-based compensation relating to stock options granted during the twelve months ended December 31, 2000 and 2001, non-cash dividends on phantom stock issued to employees in connection with certain acquisitions, an increase in the value of phantom stock, charges for restricted stock and stock options granted to employees in July 2005 and charges for stock options granted in September 2005. The table below summarizes non-cash stock-based compensation for the amounts shown above as an adjustment to EBITDA:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
2000 & 2001 stock options	$191	$170	$206	$—	$206
Phantom stock market value adjustment	(617)	—	2,747	—	2,747
Award of redeemable preferred stock	—	20	—	—	—
July 2005 stock options and restricted stock	—	—	12,201	—	12,201
September 2005 stock options	—	—	1,489	—	1,489
Adjustment of redeemable preferred stock to market value	(500)	—	—	—	—
Phantom stock non-cash dividends	135	76	33	—	33
	$(791)	$266	$16,676	$—	$16,676

(c)             We have incurred executive severance costs due to contractual severance obligations for certain executives of $0.2 million during the twelve months ended December 31, 2004, and $0.6 million during the twelve months ended December 31, 2005.

(d)            We have aligned our management structure along the three target markets that we serve: cardiology, endoscopy, and orthopaedics. In connection with this alignment, we have created new divisional management offices and relocated employees to these offices. We incurred executive relocation costs of $0.1 million during the twelve months ended December 31, 2004 and $0.5 million during the twelve months ended December 31, 2005.

(e)             During the twelve months ended December 31, 2003, we incurred $1.6 million of costs due to a change in our chief executive officer, consisting primarily of severance.

(f)               We record the assets and liabilities of acquired companies at their respective fair values upon the date of acquisition. Inventories are recorded at fair value at the acquisition date, with the difference between the cost of the inventory and fair value charged to cost of sales as the inventory is sold. During the twelve months ended December 31, 2004, we incurred $3.4 million of costs to write off the step-up of inventory acquired from MedSource. During the twelve months  ended December 31, 2005, we incurred $0.9 million of costs to write off the step-up of inventory acquired from Campbell and MTG, and $10.0 million of costs to write off a portion of the step-up of inventory acquired in the acquisition of us by KKR and Bain.

(g)            We incurred charges of $2.5 million in the fourth quarter of 2004 to write down $1.9 million of inventory and $0.6 million of receivables acquired from MedSource. During our first quarter of 2005, we settled a $0.3 million MedSource receivable that had previously been written off, and, as a result, recorded a reduction of the original EBITDA adjustment.

(h)            In connection with our acquisition of MedSource, we implemented a plan to close certain MedSource facilities. We closed the Newton, Massachusetts facility in January 2005, sold the Norwell, Massachusetts facility in February 2005, and closed the Navojoa, Mexico facility in April 2005. We have added back operating losses, net of depreciation expense incurred by these facilities during the twelve months ended December 31, 2004 and the twelve months ended December 31, 2005 of $2.0 million and $1.0 million, respectively.

(i)                All gains and losses from sales of our property, plant and equipment are added back to EBITDA in accordance with our credit agreements.

(j)                We incurred management fees to one of our equity sponsors, KRG Capital Partners, LLC of $0.5 million per year during the twelve months ended December 31, 2003. Effective July 1, 2004, we began to incur an additional management fee to another equity sponsor, DLJ Merchant Banking of $0.4 million annually. In connection with the Transactions, such arrangements were terminated and we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, such amount to increase by 5% per year.  See “Certain Relationships and Related Party Transactions.”

(k)             In connection with the MedSource acquisition on June 30, 2004, we repaid existing indebtedness and as a result incurred $3.3 million of prepayment penalties.  In connection with the Transactions on November 22, 2005, we repaid existing indebtedness and as a result incurred $29.9 million of prepayment penalties.

(l)                In connection with the Transactions, we have incurred the following expenses during the twelve months ended December 31, 2005:

	Predecessor			Successor	Combined
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2005
Investment banking and equity sponsor fees – included in Merger Costs	$—	$—	$28,565	$—	$28,565
Mangement bonuses – included in Merger Costs	—	—	16,700	—	16,700
Payroll taxes – included in Merger Costs	—	—	1,298	—	1,298
Legal, accounting and other – included in Merger Costs	—	—	1,361	—	1,361
Legal and other – included in SG&A	—	—	574	—	574
In-process R&D charge – included in Merger Costs	—	—	—	8,000	8,000
	$—	$—	$48,498	$8,000	$56,498

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2005 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility	$400,000	$4,000	$8,000	$8,000	$380,000
Senior Subordinated Notes	305,000	—	—	—	305,000
Capital leases	88	18	50	20	—
Operating leases	44,394	6,118	10,189	8,729	19,358
Purchase obligations	20,498	20,498	—	—	—
Other long-term obligations(1)	21,464	399	2,228	793	18,044
Total	$791,444	$31,033	$20,467	$17,542	$722,402

(1)                                  Other long-term obligations include environmental remediation obligations of $3.8 million, accrued severance benefits of $1.4 million, accrued compensation and pension benefits of $2.6 million, deferred income taxes of $12.3 million and other obligations of $1.4 million.  Accrued future rental obligations of $6.6 million included in other long-term liabilities on our consolidated balance sheet as of December 31, 2005 are included in our operating leases in the table of contractual obligations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $1.0 million and $0.8 million at December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.

Provision for Inventory Valuation.  Inventory purchases and commitments are based upon future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero. We periodically experience variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in excess and obsolete inventory valuation charges.

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have infinite lives.  In accordance with SFAS No. 142, goodwill and our other infinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination.  We have assigned our goodwill and other infinite life tangible assets to three operating segments.  Goodwill and other finite life intangible assets for each operating segment are subject to an annual impairment test, or more often impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of a goodwill and other infinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third party appraisal services.  If these projections or other estimates for one or all of there reporting units change, we may be required to record an impairment charge.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third party appraisal services.

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our worker’s compensation and employee health benefits programs.  With the assistance of third party worker’s compensation experts, we determine the accrual for worker’s compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic worker's compensation or employee health benefit claims.  Our financial position or results of operations could be impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self insured workers compensation and employee health benefits at December 31, 2005 and December 31, 2004 were $3.0 million and $3.3 million, respectively.

Environmental Reserves.  We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Our remediation cost estimates are based on the facts known at the current time including consultation with a third party environmental specialist and external legal counsel. Changes in environmental laws, improvements in remediation technology and discovery of additional information concerning known or new environmental matters could affect our operating results.

Pension and Other Employee Benefits.  Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those projected by management, additional expense may be required.

Income Taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We will adopt SFAS No. 151 on January 1, 2006.  We do not expect the adoption to have an impact on our consolidated statement of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first interim period that begins after December 31, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we account for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.   We are assessing the implications of this revised standard, which may materially impact our results of operations in the first quarter of fiscal year 2006 and thereafter.

In June 2005, the FASB Derivatives Implementation Group (DIG) issued DIG Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG B38) and DIG Issue No. B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG B39) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 are effective in the first quarter of 2006. We are currently evaluating DIG B38 and DIG B39 and the related impact on the Company’s financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we have an outstanding balance at December 31, 2005 of $400.0 million with an interest rate of 6.39%.  We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates.  At December 31, 2005, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2005, we also have an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  At December 31,

2005, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor.  During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate some facilities in foreign countries. At December 31, 2005, approximately $8.8 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of Independent Registered Public Accounting Firm are included beginning on page 75 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending on and after December 31, 2007. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company’s overall control environment. We are currently in the process of documenting and evaluating these controls. As a result of this process, enhancements to the Company’s internal controls over financial reporting have been or are being implemented.  To date, we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. However, since our evaluation is not yet complete, we can provide no assurance as to our or our independent registered public accounting firm’s conclusions as of December 31, 2007 with respect to the design and effectiveness of the Company’s internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers

Our executive officers and the directors, and their respective ages as of December 31, 2005, are as follows:

Name(1)	Age	Position
Ron Sparks	51	President, Chief Executive Officer and Director
Stewart A. Fisher	44	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Daniel C. Croteau	40	Executive Vice President, General Manager, Orthopaedic Division
Gary D. Curtis	50	Executive Vice President, Sales and Marketing
Daniel B. DeSantis	49	Executive Vice President of Human Resources
Jeffrey M. Farina	49	Executive Vice President of Technology and Chief Technology Officer
John Konsin	47	Executive Vice President, General Manager, Endoscopy Division
Michael W. Michelson	54	Director
Kenneth W. Freeman	55	Director
James C. Momtazee	33	Director
Steven Barnes	45	Director

(1)                                  KKR has the right to designate an additional member to our Board in connection with the Transactions.

Ron Sparks has served as our President, Chief Executive Officer since September, 2003. Prior to joining us, Mr. Sparks most recently served from 1998 to 2003 as President of Smith & Nephew, Inc., Endoscopy Division, a subsidiary of Smith & Nephew plc, which is in the principal business of design, manufacture and sales of endoscopy medical devices to healthcare professionals. Prior to that appointment, he served from 1995 to 1998 as President of the Wound Management Division, which is in the principal business of design, manufacture and sales of advanced wound care products to healthcare professionals. In addition, he was a member of the Group Executive Committee of Smith & Nephew plc, having been appointed in 1999. He has been a director since September 2003.  Mr. Sparks is a graduate of the University of Massachusetts and INSEAD in Fountainebleau, France.

Stewart A. Fisher has served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary since October, 2001. Prior to joining us, Mr. Fisher was Chief Financial Officer and Vice President of GenTek, Inc., a global manufacturer of telecommunications equipment and other industrial products from April 2000 to September 2001. Mr. Fisher was Chief Financial Officer and Vice President of The General Chemical Group, a predecessor company to GenTek, Inc., from April 1999 to March 2000. Earlier in his career, Mr. Fisher was a Manager of Corporate Finance and Capital Markets in the Treasurer’s Office of General Motors Corporation. He has been a director since November 2005.  Mr. Fisher holds a B.S. degree in accounting, summa cum laude, from Lehigh University and an M.B.A. with distinction from the Wharton School of the University of Pennsylvania.

Daniel C. Croteau has served as our Executive Vice President, General Manager, Orthopaedic Division since July 2004. Prior to the MedSource acquisition in June 2004, Mr. Croteau served in various executive positions with MedSource including the Senior Vice President of Corporate Development from July 2002 to June 2004, as the Vice President of Corporate Development from December 2001 to July 2002, as the Vice President of Business Development from January 2000 to December 2001 and as the Director of Business Development from August 1999 to January 2000. Prior to joining MedSource, Mr. Croteau served at Booz Allen & Hamilton, a strategy consulting firm in Sydney, Australia from 1997 to 1999. Previously, Mr. Croteau worked with General Electric Corporation and two start-up companies in various technical marketing, sales, business development and general management roles. Mr. Croteau has a B.S. in Mechanical Engineering from the University of Vermont and an M.B.A. from Harvard Business School.

Gary D. Curtis has served as our Executive Vice President, Sales and Marketing since April 2003. Prior to joining us, Mr. Curtis was unaffiliated with any business entity from November 2002 until April 2003 and was employed by US Surgical/Tyco Healthcare, a medical device manufacturer, from January 1999 to November 2002. While at US Surgical/Tyco Healthcare, Mr. Curtis served as the Vice President—Distribution Sales from December 2000 to November 2002, and as the Vice President—Sales Operations from January 1999 to December 2000. Mr. Curtis has a B.S. in Marketing from Millikin University.

Daniel B. DeSantis has served as our Executive Vice President of Human Resources since May 2005. Prior to joining us, Mr. DeSantis served as the Global Director of Human Resources for the Business Services group at American Standard Companies, Inc. from January 2003 to May 2005. Mr. DeSantis was unaffiliated with any business entity from May 2002 until January 2003. Mr. DeSantis served as the Vice President of Human Resource Operations of IMS Health from February 1998 to May 2002. Mr. DeSantis holds an M.S. in human resources from Rutgers University, an M.B.A. from Fairleigh Dickinson University, as well as a B.S. in chemical engineering from Rensselaer Polytechnic Institute.

Jeffrey M. Farina has served as our Executive Vice President of Technology and Chief Technology Officer since June 2004, and from June 2000 to June 2004 our Vice President of Engineering. Mr. Farina joined UTI in 1989, serving as a Project Manager and Engineering Manager in its Uniform Tubes division and then as its Vice President of Engineering. Mr. Farina has B.S. and M.S. degrees in mechanical engineering from Drexel University.

John Konsin joined us as Executive Vice President, General Manager, Endoscopy Division in October 2005. Prior to joining us, Mr. Konsin served as the Vice President & General Manager—Gynecology & Vascular for the Endoscopy Division of Smith & Nephew, Inc. from November 2004 to October 2005. Mr. Konsin served as the Vice President—Marketing for the Endoscopy Division of Smith & Nephew, Inc. from April 1999 to November 2004. Prior to joining Smith & Nephew, Inc. Mr. Konsin worked in senior management positions with Chiron Corporation and Advanced Technology Laboratories. Mr. Konsin has a B.S. in Business Administration from Duquesne University and an M.B.A. from the University of Colorado.

Michael W. Michelson has been a member of the limited liability company which serves as the general partner of KKR since 1996. Prior thereto, he was a general partner of KKR. Mr. Michelson is also a director of Alliance Imaging and Jazz Pharmaceuticals, Inc.  He has been a director since November 2005.

Kenneth W. Freeman has been a managing director of KKR since May 2005. Prior to joining KKR, Mr. Freeman served as Chairman and CEO of Quest Diagnostics Incorporated and its predecessor company from 1995 through 2004. Mr. Freeman retired from Quest Diagnostics in December 2004. Previously he served in financial and general management roles at Corning Incorporated for more than twenty years. Mr. Freeman is also a director of Alliance Imaging and Masonite International Corporation where he is also taking an active management role.  He has been a director since November 2005.

James C. Momtazee has been an executive of KKR beginning in 1996. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Alliance Imaging and Jazz Pharmaceuticals, Inc.  He has been a director since November 2005.

Steven Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including Chief Executive Officer of Dade Behring, Inc., President of Executone Business Systems, Inc., and President of Holson Burnes Group, Inc. Mr. Barnes presently serves on several boards including Sigma Kalon, Sealy and Unisource.  He has been a director since November 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Business Conduct and Ethics

Our board adopted a code of business conduct and ethics applicable to directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing and reporting of violations of the code; and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the code of business conduct and ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 100 Fordham Road, Wilmington, Massachusetts 01887.

Audit Committee Matters

Our Board of Directors has an Audit Committee that is responsible for, among other things, overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Fisher, Momtazee and Barnes. While each member of the Committee has significant financial experience, our Board of Directors has not designated any member of the Audit Committee as an “audit committee financial expert”.

Item 11.  Executive Compensation

The following table sets forth information concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer during the fiscal year ended December 31, 2005 and our other four most highly compensated executive officers who were serving as such at the end of our most recently completed fiscal year. We refer to these individuals as our named executive officers. All compensation reported for our named executive officers, other than options to purchase securities of us, is the compensation they received in their capacities as executive officers of Accellent Corp. and Accellent Inc. Our named executive officers did not receive any additional compensation from us or our subsidiaries during the years shown.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
				Other		Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Annual Compensation ($)	Restricted Stock Awards ($)(6)	Underlying Options (#)	All Other Compensation ($)
Ron Sparks(1)	2005	408,875	405,324	—	2,589,620	3,093,333	6,680,000
President and Chief Executive	2004	344,773	405,093	—	—	—	1,773
Officer	2003	96,023	85,333	—	—	540,000	—
Stewart A. Fisher(2)	2005	333,333	313,611	—	2,491,280	1,950,000	5,016,300
Chief Financial Officer,	2004	314,090	298,018	—	—	—	6,150
Executive Vice President,	2003	301,500	284,150	—	—	337,500	6,000
Treasurer and Secretary
Daniel C. Croteau(3)	2005	263,333	108,540	—	360,170	165,000	841,300
Executive Vice President,	2004	126,760	224,500	—	—	80,000	5,998
General Manager, Orthopaedic Division	2003	—	—	—	—	—	—
Gary D. Curtis(4)	2005	222,500	153,799	—	360,170	201,046	841,300
Executive Vice President,	2004	204,697	167,574	130,310	—	55,000	5,858
Sales & Marketing	2003	139,280	71,270	127,973	—	25,000	—
Jeffrey M. Farina(5)	2005	193,333	133,292	—	395,819	197,502	841,094
Executive Vice President	2004	185,000	148,092	—	—	5,000	9,172
of Technology and Chief Technology Officer	2003	157,841	79,221	—	—	—	4,135

(1)

Mr. Sparks became our President and Chief Executive Officer in September 2003. The amount reported under the bonus column for 2004 includes $20,000 for 200,000 fully vested shares of our Class B-2 Convertible Preferred Stock awarded to Mr. Sparks in May of 2004. The amount reported as all other compensation for 2005 represents a management bonus earned in connection with the change of control that occurred upon the consummation of the Merger. The amount reported as all other compensation for 2004 reflect employer contributions to a 401(k) plan.

(2)

Mr. Fisher serves as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary. The amount reported as all other compensation for 2005 represents a management bonus of $5,010,000 earned in connection with the change of control that occurred upon the consummation of the Merger, and $6,300 for employer contributions to a 401(k) plan. The amounts reported as all other compensation in 2004 and 2003 reflect employer contributions to a 401(k) plan.

(3)

Mr. Croteau became our Executive Vice President & General Manager of our Orthopaedic Division in September 2004. The amount reported under the bonus column for 2004 includes a $75,000 signing bonus relating to Mr. Croteau’s entering into an employment agreement with us. The amount reported as all other compensation for 2005 represents a management bonus of $835,000 earned in connection with the change of control that occurred upon the consummation of the Merger, and $6,300 for employer contributions to a 401(k) plan. The amounts reported in 2004 as all other compensation reflect employer contributions to a 401(k) plan.

(4)

Mr. Curtis became our Executive Vice President of Sales & Marketing in April 2003. The amount reported as other annual compensation for 2004 includes $69,386 for relocation reimbursements, $45,091 of reimbursements for taxes incurred as a result of the relocation and a $15,833 relocation bonus. The amount reported as other annual compensation for 2003 includes $92,888 of relocation reimbursements and $35,085 of reimbursements for taxes incurred as a result of the relocation reimbursements. The amount reported as all other compensation for 2005 represents a management bonus of $835,000 earned in connection with the change of control that occurred upon the consummation of the Merger, and $6,300 for employer contributions to a 401(k) plan. The amounts reported as all other compensation in 2004 reflect employer contributions to a 401(k) plan.

(5)

Mr. Farina serves as our Executive Vice President of Technology and Chief Technology Officer. The amounts reported as all other compensation reflect a management bonus of $835,000 in 2005 earned in connection with the change of control that occurred upon the consummation of the Merger, employer contributions to a 401(k) plan of $6,094, $5,550 and $4,735 in 2005, 2004 and 2003, respectively, and employer contributions to a deferred profit sharing plan of $9,172 and $4,135 in 2004 and 2003, respectively.

(6)

All shares of restricted stock granted during 2005 were valued at $16.39 per share as of the grant date, and were sold at a price of $23.32 in connection with the change of control that occurred upon consummation of the Merger.

Option Grants in Last Fiscal Year

The following table sets forth information related to each grant of stock options under our and Accellent Holdings Corp. option plans to our named executive officers for the fiscal year ended December 31, 2005:

			Individual Grants				Potential Realizable
	Number of		Percent of				Value At Assumed
	Securities		Total Options				Annual Rates of Stock
	Underlying		Granted to	Exercise	Market		Price Appreciation for
	Options		Employees In	Price per	Price on	Expiration	Option Term
Name	Granted		Fiscal Year	Share	Grant Date	Date	5%	10%
Ron Sparks	3,093,333	(1)	37%	$5.00	$5.00	11/22/15	$9,726,903	$24,649,881
Stewart A. Fisher	1,950,000	(1)	23%	$5.00	$5.00	11/22/15	$6,131,723	$15,538,989
Daniel C. Croteau	25,000	(2)	—%	$12.29	$23.32	9/30/15	$642,396	$1,204,902
	140,000	(1)	2%	$5.00	$5.00	11/22/15	$440,226	$1,115,620
Gary D. Curtis	201,046	(1)	2%	$5.00	$5.00	11/22/15	$632,184	$1,602,078
Jeffrey M. Farina	32,700	(2)	—%	$8.18	$16.39	7/15/15	$605,525	$1,122,638
	164,802	(1)	2%	$5.00	$5.00	11/22/15	$518,215	$1,313,260

(1)	Options granted under the Accellent Holdings Corp. option plan.

(2)	Options granted under our stock option plan. Upon the consummation of the Merger, all options under our plans were either purchased or exchanged for options in Accellent Holdings Corp.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides summary information for each of our named executive officers with respect to Accellent Holdings Corp. stock options held as of December 31, 2005. The value of unexercised in-the-money options shown below have been calculated on the basis of $5.00 per share, less the applicable exercise price per share, multiplied by the number of shares underlying these options.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options as of December 31, 2005		Value of Unexercised In-The- Money Options as of December 31, 2005
Name	Exercise(1)	Realized(1)	Unexercisable	Exercisable(2)	Unexercisable	Exercisable(2)
Ron Sparks	156,811	$2,373,509	3,093,333	1,546,667	$—	$5,800,000
Stewart A. Fisher	175,198	$2,435,820	1,950,000	1,200,000	$—	$4,500,000
Daniel C. Croteau	65,360	$886,543	140,000	160,000	$—	$600,000
Gary D. Curtis	23,075	$349,266	201,046	229,767	$—	$861,626
Jeffrey M. Farina	107,546	$1,791,771	164,802	188,346	$—	$706,298

(1)

The shares acquired on exercise and value realized represents amounts earned by our named executive officers from the sale of our stock options in connection with the change of control upon consummation of the Merger.

(2)

Exercisable shares represent options received by our named executive officers as a result of their exchange of fully vested Accellent Inc. options into fully vested options of Accellent Holdings Corp. in connection with the change of control upon consummation of the Merger.

Pension Plan Table

We maintain a Supplemental Executive Retirement Pension Program (SERP) for certain of our senior executives, including some of our named executive officers. Benefits under the SERP are shown in the tables below. Benefits are subject to deduction for Social Security and benefits under other qualified plans provided to the participant.  All participants fall into the 25-year accrual category, which provides them with the following benefits based on years of service:

PENSION PLAN TABLE—25-YEAR ACCRUAL

	Years of Service
Remuneration	15	20	25	30	35
$150,000	$45,000	$60,000	$75,000	$75,000	$75,000
175,000	52,500	70,000	87,500	87,500	87,500
200,000	60,000	80,000	100,000	100,000	100,000
225,000	67,500	90,000	112,500	112,500	112,500
250,000	75,000	100,000	125,000	125,000	125,000
300,000	90,000	120,000	150,000	150,000	150,000
400,000	120,000	160,000	200,000	200,000	200,000
450,000	135,000	180,000	225,000	225,000	225,000
500,000	150,000	200,000	250,000	250,000	250,000
550,000	165,000	220,000	275,000	275,000	275,000
600,000	180,000	240,000	300,000	300,000	300,000
650,000	195,000	260,000	325,000	325,000	325,000
700,000	210,000	280,000	350,000	350,000	350,000
750,000	225,000	300,000	375,000	375,000	375,000

Compensation covered by the SERP is calculated by determining the average of a participant’s highest five consecutive years of compensation. Generally, compensation is determined on the basis of the total taxable compensation of a participant. The table below identifies the five year average annual compensation covered by the SERP as of the year ended December 31, 2005 for each of our named executive officers covered by the SERP, and the respective years of service for benefit accrual purposes.

Executive	Average Covered Compensation	Years of Service
Ron Sparks	$586,879	2
Stewart A. Fisher	522,549	4
Daniel C. Croteau	—	—
Gary D. Curtis	384,550	3
Jeffrey M. Farina	254,757	17

Director Compensation

Prior to the Transactions, we reimbursed our directors for reasonable out-of-pocket expenses related to attending board of directors meetings. Following the Transactions, Accellent Holdings Corp. non-employee directors are paid an annual retainer of $30,000 in cash, or phantom stock as described below, for their service as members of the board of directors and all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Accellent Holdings Corp. has established a Directors’ Deferred Compensation Plan (the “Plan”) for all non-employee directors of Accellent Holdings Corp.  The Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual directors’ fees to a future date or dates.  Any amounts deferred under the Plan are credited to a phantom stock account.  The number of phantom shares of common stock of Accellent Holdings Corp. credited to the director’s phantom stock account will be determined based on the amount of the compensation deferred during any given year, divided by the then “fair market value per share” (as such term is defined in the Plan) of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the “fair market value per share” of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors.  Upon a separation from service with the Accellent Holdings Corp. Board of Directors or the occurrence of a “change in control” of Accellent Holdings Corp. (as such term is defined in the Plan), each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in either cash or stock of Accellent Holdings Corp. (subject to the prior election of each such director).  The Plan may be amended or terminated at any time by the Accellent Holdings Corp. Board of Directors, and in form and operation is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries. We have also entered into separation agreements with former executive officers. The terms of these employment agreements and separation agreements are set forth below. Accellent Corp. has an employment agreement with Jeffrey M. Farina.

On September 15, 2003, we entered into an employment agreement with Ron Sparks to serve as our President and Chief Executive Officer. In connection with the Transactions, the agreement was assigned to Accellent Holdings Corp. The term of the agreement is three years. Under the agreement, Mr. Sparks is entitled to an annual salary of $325,000, subject to subsequent annual adjustment. In addition, we granted Mr. Sparks an option to purchase 540,000 shares of our common stock, which option vests over a five-year term and has an exercise price of $8.18 per share. Due to the change of control which occurred upon the consummation of the Transactions,  all of such options became immediately exercisable.   Also in connection with the Transaction, Mr. Sparks exchanged 383,189 shares of his fully vested stock options in Accellent Inc. for 1,546,667 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Sparks was granted an additional 3,093,333 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.  Upon the closing of an initial public offering of our securities, we shall grant Mr. Sparks an additional option to purchase an amount of our common stock equal to one percent of the number of shares of our common stock outstanding as of the closing of such initial public offering at an exercise price equal to the initial public offering price. Mr. Sparks is also eligible to receive a cash bonus each year based on the achievement of certain performance objectives. Mr. Sparks also has the right to participate in our car plan, pursuant to the terms of such plan. If Mr. Sparks is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Sparks of a release, we shall pay to Mr. Sparks a severance payment equal to eighteen times his monthly base salary then in effect and we shall continue to provide health insurance benefits and life insurance for Mr. Sparks for eighteen months from the date of termination of employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If Mr. Sparks is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses immediately terminate. In May, 2004, we issued Mr. Sparks, in a one-time grant, 200,000 shares of Class B-2 Convertible Preferred Stock in consideration of Mr. Sparks’ performance since his appointment as our President and Chief Executive Officer.  In accordance with the terms of the Class B-2 Convertible Preferred Stock, we redeemed these shares in June 2005.

On April 1, 2004, we entered into an employment agreement with Gary Curtis. Under the agreement, Mr. Curtis was offered an annual salary of $210,000 and is eligible to receive a bonus each year based primarily on our financial performance. In addition, we granted Mr. Curtis an option to purchase 50,000 shares of our common stock, which option vests over a five-year term and has an exercise price of $8.18 per share. Mr. Curtis also has the right to participate in our car plan, pursuant to the terms of such plan. In the event Mr. Curtis is terminated without cause, then, in consideration for the execution by Mr. Curtis of a release, we shall pay to Mr. Curtis a severance payment equal to twelve times his monthly base salary then in effect and we shall continue to provide health insurance benefits for twelve months following his termination. On July 19, 2004, we entered into an employment letter with Mr. Curtis to confirm his integration team role. Under the employment letter, Mr. Curtis received an integration team bonus with an award potential of $25,000 for each six-month performance period. In addition, we granted Mr. Curtis an option to purchase 5,000 shares of our common stock, which option vests over a five-year term and has an exercise price of $8.18 per share.  Mr. Curtis is also subject to our trade secrets and non-disclosure, non-solicitation, non-competition and invention assignment agreement under which he agrees not to compete with us for a period of one-year after termination of his employment with us.   Due to the change of control which occurred upon the consummation of the Transactions, all stock options previously granted to Mr. Curtis became immediately exercisable.  Also in connection with the Transaction, Mr. Curtis exchanged 56,925 shares of his fully vested stock options in Accellent Inc. for 229,767 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Curtis was granted an additional 201,046 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

In September, 2001, we entered into an employment agreement with Stewart Fisher to serve as our Chief Financial Officer. In connection with the Transactions, the agreement was assigned to Accellent Holdings Corp. The term of the agreement is five years. Under the agreement, Mr. Fisher is entitled to an annual salary of $300,000, subject to subsequent annual adjustment. In addition, we granted Mr. Fisher an option to purchase 135,000 shares of our common stock, which option vests over a five-year term and has an exercise price of $9.78 per share. Mr. Fisher is also eligible to receive a cash bonus each year based on the achievement of certain performance objectives. The employment agreement provided Mr. Fisher with reimbursement of reasonable and necessary relocation expenses and a bonus of $150,000 to reimburse him for benefits forfeited from his previous employer. If Mr. Fisher is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Fisher of a release, we shall continue to pay Mr. Fisher his base salary then in effect and we shall continue to provide health, dental and vision insurance through the earlier of the date Mr. Fisher obtains other full-time employment or eighteen months from the date of termination of employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If Mr. Fisher is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate  Mr. Fisher is also subject to a noncompete agreement under which he agrees not to compete with us for a period ending on the later of October 1, 2006 or one-year after the termination of Mr. Fisher’s employment with us.  Due to the change of control which occurred upon the consummation of the Transactions, all stock options previously granted to Mr. Fisher became immediately exercisable.  Also in connection with the Transaction, Mr. Fisher exchanged 297,302 shares of his fully vested stock options in Accellent Inc. for 1,200,000 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Fisher was granted an additional 1,950,000 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

On July 1, 2004, we entered into an employment agreement with Daniel C. Croteau to serve as its Executive Vice President, General Manager, Orthopaedic Division. The term of the agreement is three years. Under the agreement, Mr. Croteau is entitled to an annual salary of $240,000, subject to subsequent annual adjustment. In addition, we granted Mr. Croteau an option to purchase 75,000 shares of our common stock, at an exercise price of $8.18 per share. Mr. Croteau also received an option to purchase an additional 25,000 shares of our common stock, which were granted on September 30, 2005 at an exercise price of $12.29 per share. The options shall vest over a five-year term. Mr. Croteau is also eligible to receive a cash bonus each year based on the achievement of certain individual and company performance objectives. For the 2004 performance year, Mr. Croteau was entitled to a minimum bonus of $125,000. For the 2005 performance year, Mr. Croteau was entitled to a minimum bonus of $75,000. The employment agreement provides Mr. Croteau with reimbursement of reasonable and necessary relocation expenses and a payment of $75,000 to reimburse him for benefits forfeited from his previous employment contract with MedSource prior to our acquisition of MedSource. Mr. Croteau has the right to participate in our car plan, pursuant to the terms of such plan. If Mr. Croteau is terminated without cause, then, in consideration for the execution by Mr. Croteau of a release, we shall continue to pay Mr. Croteau his base salary then in effect and we shall continue to provide medical benefits for a period of twelve months from the date of termination of employment. If Mr. Croteau is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.  Mr. Croteau is also subject to our non-disclosure, non-solicitation, non-competition and invention assignment agreement. Due to the change of control which occurred upon the consummation of the Transactions, all stock options previously granted to Mr. Croteau became immediately exercisable.  Also in connection with the Transaction, Mr. Croteau exchanged 39,640 shares of his fully vested stock options in Accellent Inc. for 160,000 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Croteau was granted an additional 140,000 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

Due to the change of control which occurred upon the consummation of the Transactions, all stock options previously granted to Mr. Farina became immediately exercisable.  Also in connection with the Transaction, Mr. Farina exchanged 34,892 of his fully vested stock options in Accellent Inc. for 188,346 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Farina was granted an additional 164,802 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

Employee Benefit Plans

Generally, our employees, including certain of our directors and named executive officers, participate in our various employee benefit plans, including a stock option and incentive plan which provides for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. We maintain pension plans which provide benefits at a fixed rate for each month of service and a 401(k) plan which are available to employees at several of our locations. As described above under “Executive Compensation.” We have a Supplemental Executive Retirement Pension Program (SERP), a non-qualified, unfunded deferred compensation plan that covers certain executives.

Management Bonus Plan

On October 7, 2005, our board of directors adopted, and our shareholders approved the Accellent Inc. Management Bonus Plan (the “Bonus Plan”). The Bonus Plan provided that certain of our employees receive cash bonuses in connection with the change in control that occurred upon the consummation of the Merger. The aggregate bonus payments under the Bonus Plan totaled $16,700,000 and were paid upon the consummation of the Merger.

Equity Plan

We have adopted the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates, which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options, and various other stock-based grants, including the shares of common stock of Accellent Holdings Corp. sold to, and options granted to the executive officers and other key employees. As of the date of this report, we have granted under the Equity Plan certain options as non-incentive stock options. The options are generally granted as follows: 50% vest and become exercisable over the passage of time, which we refer to as “time options,” assuming the optionee continues to be employed by us, and 50% vest and become exercisable over time based upon the achievement of certain performance targets, which we refer to as “performance options.”

Exercise Price.  The exercise price of the options is the fair market value of the shares underlying the options on the date of the grant of the option.

Vesting of Time Options.  Time options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the grant date.

Vesting of Performance Options.  Performance options generally become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets. In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.

Effect of Change in Control of Accellent Holdings Corp.  In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (i) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (ii) a percentage of the unvested performance options will automatically vest if certain internal rate of return targets have been achieved.

Effect of Disposition of Shares of Common Stock of Accellent Holdings Corp.  In addition, based upon Accellent Holdings LLC’s disposition of its shares of common stock of Accellent Holdings Corp., the exercisability of the time and performance options will automatically accelerate with respect to a percentage of the shares of common stock of Accellent Holdings Corp. subject to the time and performance options.

Miscellaneous.  The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the optionee. The Equity Plan may be amended or terminated by Accellent Holdings Corp.’s board of directors at any time.

Excise Tax Protection Agreement

Following the completion of the Transactions, Accellent Holdings Corp. entered into agreements with members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering.

Compensation Committee Interlocks And Insider Participation

Our entire board of directors performs the functions of a compensation committee. For a description of transactions between us and the members of our board of directors, see Item 13, “Certain Relationships and Related Transactions herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Accellent Acquisition Corp. owns 100% of the capital stock of Accellent Inc., and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 1, 2006 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock(1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC(2)	91,650,000	71.5%
Bain Capital(3)	30,550,000	23.8%
Ron Sparks(4)	1,546,667	1.2%
Stewart A. Fisher(5)	1,200,000	*
Daniel C. Croteau(6)	160,000	*
Gary D. Curtis(7)	229,767	*
Jeffrey M. Farina(8)	188,346	*
Michael W. Michelson(2)	91,650,000	71.5%
Kenneth W. Freeman(2)	91,650,000	71.5%
James C. Momtazee(2)	91,650,000	71.5%
Steven Barnes(3)	30,550,000	23.8%
Directors and executive officers as a group (9 persons)(9)	125,744,557	98.2%

*                                         Less than one percent

(1)                                  The amounts and percentages of Accellent Holdings Corp. common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)                                  Shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock owned of record by KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR Financial Corp. through their investment vehicle, Accellent Holdings LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc

Lipschultz, Jacques Garaialde, Michael Calbert and Scott Nuttall, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Michelson is a member of, and Messrs. Freeman and Momtazee are executives of, KKR and each is a director of Accellent Holdings Corp. and Accellent Inc. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)                                  Shares shown as beneficially owned by Bain Capital and Mr. Steven Barnes reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Barnes is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Barnes and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr Barnes is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Barnes and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Barnes is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)                                  Consists of 1,546,667 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(5)                                  Consists of 1,200,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(6)                                  Consists of 160,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)                                  Consists of 229,767 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(8)                                  Consists of 188,346 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(9)                                  Includes 3,544,557 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Party Transactions

Management Services Agreement with KKR

In connection with the Transactions, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transactions and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.  We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain Capital (each a “Sponsor Entity” and together the “Sponsor Entities”) pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

Management Bonus Plan

On October 7, 2005, our board of directors adopted, and our shareholders approved the Accellent Inc. Management Bonus Plan (the “Bonus Plan”). The Bonus Plan provided that certain of our employees receive cash bonuses in connection with the change in control that occurred upon the consummation of the Merger. The aggregate bonus payments under the Bonus Plan totaled $16,700,000 and were paid upon the consummation of the Merger. Please see “Management—Executive Compensation” for a description of cash bonuses received by our named executive officers.

Management Stockholder’s Agreement

In connection with retaining the Rollover Options, the grant of options under the new option plan and, in certain cases, the purchase of shares of common stock of Accellent Holdings Corp., certain of our members of management entered into a management stockholder’s agreement with us. The management stockholder’s agreement generally restricts the ability of the management stockholders to transfer shares held by them for five years after the closing of the Transactions.

If a management stockholder’s employment is terminated prior to the fifth anniversary of the closing of the Transactions, we have the right to purchase the shares and options held by such person on terms specified in the management stockholder’s agreement. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder’s death, the estate of such stockholder has the right to force us to purchase his shares and options, on terms specified in the management stockholder’s agreement. In addition, if, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by us without cause (as defined in the management stockholder’s agreement) or by the management stockholder for good reason (as defined in the management stockholder’s agreement), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the remaining tax liability (above the minimum required withholding tax liability) incurred upon exercise of such options. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by the management stockholder without good reason, such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only if the amount of applicable withholding taxes which we are required to withhold in respect of income recognized as a consequence of the exercise of such options (the “Statutory Withholding”) is less than the actual tax liability that would have been incurred on the original value of the Rollover Options (the “Original Liability Amount”) and then we are only required to purchase that number of shares equal to the difference between the Original Liability Amount and the Statutory Withholding. If, prior to a public offering of Accellent Holdings Corp.’s common stock, a management stockholder receives a notice from the Internal Revenue Service that taxes are due and payable in connection with his or her Rollover Options (other than in connection with the exercise or lapse of restrictions thereof) (the “Rollover Tax Liability”), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the Rollover Tax Liability.

The management stockholder’s agreement also permits these members of management under certain circumstances to participate in registrations by us of our equity securities. Such registration rights would be subject to customary limitations.

Sale Participation Agreement

Each management stockholder entered into a sale participation agreement, which grants to the management stockholder the right to participate in any sale of shares of common stock by the Sponsor Entities occurring prior to the fifth anniversary of our initial public offering on the same terms as the Sponsor Entities. In order to participate in any such sale, the management stockholder may be required, among other things, to become a party to any agreement under which the common stock is to be sold, and to grant certain powers with respect to the proposed sale of common stock to custodians and attorneys-in-fact.

Predecessor Equity Sponsor Agreements

All of our agreements with our prior equity sponsors, which include a securities purchase agreement, registration rights agreement, shareholders’ agreement, anti-dilution agreement, management agreement and subscription agreement, with certain entities affiliated with KRG/CMS L.P. and DLJ Merchant Banking Partners III, L.P., have been terminated in connection with the Transactions.

Item 14.  Principal Accountant Fees and Services

PricewaterhouseCoopers LLP served as our Independent Registered Public Accounting Firm for the fiscal years ended December 31, 2004 and 2005. For such fiscal years we paid fees for services from PricewaterhouseCoopers as discussed below.

Audit Fees.  The aggregate audit fees for professional services rendered by PricewaterhouseCoopers for the fiscal year ended December 31, 2004 were $1,459,560, and included $667,500 for the audit of our annual financial statements and the review of our quarterly financial statements and $792,060 for services performed in connection with the filing of Accellent Corp.’s registration statement on Form S-4, including amendments and the related registration statement on Form S-1.  The aggregate audit fess for professional services rendered by PricewaterhouseCoopers for the fiscal year ended December 31, 2005 were $1,294,500 and included $778,500 for the audit of our annual financial statements and the review of our quarterly financial statements and $516,000 for services performed in connection with the preparation of our offering circular and filing of the related registration statement on Form S-4, including amendments.

Audit Related Fees:  The aggregate fees for services rendered by PricewaterhouseCoopers for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $340,440 and $228,734 for the fiscal years ended December 31, 2004 and 2005, respectively.  The audit related services in 2004 were for due diligence services performed in connection with our acquisition of MedSource.    The audit related services in 2005 were for due diligence services performed in connection with our acquisitions of Campbell and MTG, as well as assistance in responding to due diligence requests in connection with the Merger.

Tax Fees:  The aggregate fees billed for services rendered by PricewaterhouseCoopers for tax compliance, tax advice and tax planning were approximately $2,000 for the fiscal year ended December 31, 2004 and $15,885 for the fiscal year ended December 31, 2005.   Tax compliance services billed during fiscal year 2004 relate to the transition of tax compliance services to a different service provider.  Tax compliance services billed during fiscal year 2005 relate to an Internal Revenue Code section 280G study done in connection with the Merger.

All Other Fees. The aggregate fees billed for services rendered by PricewaterhouseCoopers for all other fees was $1,500 per year for the years ended December 31, 2004 and 2005, and relate to fees charged for an accounting research tool.

The Audit Committee has considered whether the independent auditors’ provision of other non-audit services to the Company is compatible with the auditors’ independence and determined that it is compatible.  Since August 30, 2004, all audit and permissible non-audit services were pre-approved pursuant to the Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services policy.

Audit Committee Pre-Approval Policy

Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis pursuant to its Pre-Approval of Audit and Permissable Non-Audit Service policy. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the Audit Committee.

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)                                  Documents filed as part of this report:

1.              Consolidated Financial Statements (See Item 8)

Statement
Reports of Independent Registered Public Accounting Firm
Predecessor Consolidated Balance Sheet As of December 31, 2004 and Successor Consolidated Balance Sheet as of December 31, 2005
Consolidated Statements of Operations for the Predecessor Periods ended December 31, 2003 and 2004, November 22, 2005, and the Successor Period Ended December 31, 2005
Consolidated Statements of Stockholders’ Equity for the Predecessor Periods Ended December 31, 2003 and 2004, and November 22, 2005
Consolidated Statements of Stockholder’s Equity for the Successor Period Ended December 31, 2005
Consolidated Statements of Cash Flows for the Predecessor Periods Ended December 31, 2004 and 2003, November 22, 2005, and the Successor Period Ended December 31, 2005
Notes to Consolidated Financial Statements

2.              Consolidated Financial Statement Schedules

Schedule
Schedule II — Valuation and Qualifying Accounts

3.              Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005).

2.2

Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005).

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).
3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005)
4.1

Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

4.2

Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.1

Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.2

Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.3

Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.4

Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.5*

2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.6

Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.7*

Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.8*

Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.9*

Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.10

Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.11

Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.12

Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.13

Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc. (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Quarterly Report on Form 10-Q, filed on November 1, 2005).

10.14

Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.’s Current Report on Form 8-K, filed on April 28, 2004).

10.15*

Employment Agreement, dated as of September 15, 2003, between Accellent Inc. and Ron Sparks (incorporated by reference to Exhibit 10.1 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.16*

Employment letter dated July 19, 2004 between Accellent Inc. and Gary Curtis (incorporated by reference to Exhibit 10.2 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.17

Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.18*

Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.3 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.19*

Employment Agreement, dated July 1, 2004, between Accellent Inc. and Daniel C. Croteau (incorporated by reference to Exhibit 10.5 of Accellent Corp.’s Annual Report on Form 10-K, filed on March 15, 2005).

10.20*

Trade Secrets Agreement and Employment Contract, dated April 7, 2003, between Accellent Inc. and Gary D. Curtis (incorporated by reference to Exhibit 10.7 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.21*

Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 22, 2003, between Accellent Inc. and Gary D. Curtis (incorporated by reference to Exhibit 10.8.1 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.22*

Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.8.2 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.23*

Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated September 15, 2004, between Accellent Inc. and Daniel C. Croteau (incorporated by reference to Exhibit 10.8.4 of Accellent Corp.’s Annual Report on Form 10-K, filed on March 15, 2005).

10.24*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)
10.25*

Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).

10.26	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).
10.27*	Accellent Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Registration Statement on Form S-4, filed on February 14, 2006).
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*              Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 30, 2006	By:	/s/ Stewart A. Fisher
Stewart A. Fisher Chief Financial Officer, Executive Vice President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Sparks	President, Chief Executive Officer and Director	March 30, 2006
Ron Sparks	(Principal Executive Officer)

/s/ Stewart A. Fisher	Chief Financial Officer, Executive Vice	March 30, 2006
Stewart A. Fisher	President, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael W. Michelson	Director	March 30, 2006
Michael W. Michelson

/s/ Kenneth W. Freeman	Director	March 30, 2006
Kenneth W. Freeman

/s/ James C. Momtazee	Director	March 30, 2006
James C. Momtazee

/s/ Steven Barnes	Director	March 30, 2006
Steven Barnes

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Accellent Inc.:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Accellent Inc. and its subsidiaries (“predecessor”) at December 31, 2004, and the results of their operations and their cash flows for the period January 1, 2005 to November 22, 2005 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2005 to November 22, 2005 and for each of the two years in the period ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2006

To the Board of Directors and Stockholder of Accellent Inc.:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Accellent Inc. and its subsidiaries (“successor”) at December 31, 2005, and the results of their operations and their cash flows for the period from November 23, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from November 23, 2005 to December 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2006

ACCELLENT INC.

Consolidated Balance Sheets

As of December 31, 2004 and 2005

(In thousands, except share and per share data)

	Predecessor	Successor
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$16,004	$8,669
Receivables, net of allowance for doubtful accounts and return reserves of $2,909 for 2004 and $1,497 for 2005	48,354	54,916
Inventories	58,014	66,467
Prepaid expenses and other	3,471	3,877
Total current assets	125,843	133,929
Property, plant and equipment, net	85,945	116,587
Goodwill	289,461	855,345
Other intangible assets, net	81,874	276,109
Deferred financing costs and other assets, net	17,106	26,478
Total assets	$600,229	$1,408,448
Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$1,961	$4,018
Accounts payable	20,447	21,289
Accrued payroll and benefits	13,011	12,982
Accrued interest	10,575	6,110
Accrued income taxes	2,637	4,634
Accrued expenses, other	24,349	15,424
Total current liabilities	72,980	64,457
Note payable and long-term debt	366,091	697,074
Other long-term liabilities	23,667	28,117
Total liabilities	462,738	789,648
Commitments and contingencies (Note 16)
Redeemable and convertible preferred stock	30	—
Stockholder’s equity:

Predecessor:
Convertible preferred stock, aggregate liquidation preference of $240,752 at December 31, 2004	166	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 429,578 shares issued and outstanding at December 31, 2004	4	—
Successor:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at December 31, 2005	—	—

Additional paid in capital	211,249	641,948
Accumulated other comprehensive income (loss)	1,716	(646)
Accumulated (deficit)	(75,674)	(22,502)
Total stockholder’s equity	137,461	618,800
Total liabilities and stockholder’s equity	$600,229	$1,408,448

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Operations

(In thousands)

				Successor
	Predecessor			Period From
	Years Ended December 31,		Period From January 1 to November 22,	November 23 to December 31,
	2003	2004	2005	2005
Net sales	$174,223	$320,169	$411,734	$49,412
Cost of sales	121,029	234,396	283,029	44,533
Gross profit	53,194	85,773	128,705	4,879
Selling, general and administrative expenses	28,612	45,912	71,520	7,298
Research and development expenses	2,603	2,668	2,655	352
Restructuring and other charges	1,487	3,600	4,154	311
Merger related costs	—	—	47,925	8,000
Amortization of intangible assets	4,828	5,539	5,730	1,839
Income (loss) from operations	15,664	28,054	(3,279)	(12,921)
Other income (expense):
Interest expense, net	(16,587)	(26,879)	(43,233)	(9,301)
Other income (expense), including debt prepayment penalty of $3,295 in 2004 and $29,914 for the period ended November 22, 2005	(9)	(3,312)	(29,985)	198
Total other expense	(16,596)	(30,191)	(73,218)	(9,103)
Loss before income taxes	(932)	(2,137)	(76,497)	(22,024)
Income tax expense	13,872	3,483	5,816	478
Net loss	(14,804)	(5,620)	(82,313)	(22,502)
Dividends on redeemable and convertible preferred stock	—	(8,201)	—	—
Net loss available to common stockholder	$(14,804)	$(13,821)	$(82,313)	$(22,502)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Stockholders’ Equity - Predecessor

For the predecessor periods from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003

(In thousands, except share data)

						Accumulated other comprehensive income (loss)
	Convertible				Additional	Cumulative	Minimum	Gain (loss) on		Total
	Preferred Stock		Common Stock		paid in	translation	pension	hedging	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	adjustment	liability	activities	(deficit)	equity
Balance, January 1, 2003	7,186,962	$72	429,578	$4	$119,524	$747	$(221)	$(657)	$(55,250)	$64,219
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(14,804)	(14,804)
Cumulative translation adjustment	—	—	—	—	—	836	—	—	—	836
Net gain on hedging instruments (net of tax expense of $438)	—	—	—	—	—	—	—	657	—	657
Minimum pension liability	—	—	—	—	—	—	(38)	—	—	(38)
Total comprehensive loss										(13,349)
Value of warrants issued in connection with Series C Redeemable Preferred Stock	—	—	—	—	6,164	—	—	—	—	6,164
Exercise of anti-dilution agreement	31,620	—	—	—	—	—	—	—	—	—
Compensation credit associated with phantom stock plans	—	—	—	—	(412)	—	—	—	—	(412)
Amortization of stock based compensation	—	—	—	—	191	—	—	—	—	191
Balance, December 31, 2003	7,218,582	72	429,578	4	125,467	1,583	(259)	—	(70,054)	56,813
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(5,620)	(5,620)
Cumulative translation adjustment	—	—	—	—	—	571	—	—	—	571
Minimum pension liability	—	—	—	—	—	—	(179)	—	—	(179)
Total comprehensive loss										(5,228)
Stock issued in connection with acquisitions	1,767,548	18	—	—	25,793	—	—	—	—	25,811
Proceeds from sale of Class A-8 5% Convertible Preferred Stock	7,568,980	76	—	—	87,972	—	—	—	—	88,048
Compensation expense associated with phantom stock plans	—	—	—	—	141	—	—	—	—	141
Amortization of stock based compensation	—	—	—	—	170	—	—	—	—	170
Dividends on preferred stock	—	—	—	—	(28,294)	—	—	—	—	(28,294)
Balance, December 31, 2004	16,555,110	166	429,578	4	211,249	2,154	(438)	—	(75,674)	137,461
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(82,313)	(82,313)
Cumulative translation adjustment	—	—	—	—	—	(1,004)	—	—	—	(1,004)
Minimum pension liability	—	—	—	—	—	—	(91)	—	—	(91)
Total comprehensive loss										(83,408)
Stock issued in connection with acquisitions	836,365	8	—	—	19,796	—	—	—	—	19,804
Exercise of employee stock options	—	—	21,315	1	202	—	—	—	—	203
Compensation expense associated with phantom stock plans	—	—	—	—	33	—	—	—	—	33
Amortization of stock based compensation	—	—	—	—	13,840	—	—	—	—	13,840
Balance, November 22, 2005	17,391,475	$174	450,893	$5	$245,120	$1,150	$(529)	$—	$(157,987)	$87,933

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Stockholder’s Equity - Successor

For the successor period from November 23, 2005 to December 31, 2005

(In thousands, except share data)

				Accumulated other comprehensive income (loss)
			Additional	Cumulative	Minimum	Gain (loss) on		Total
	Common Stock		paid in	translation	pension	hedging	Accumulated	Stockholders’
	Shares	Amount	capital	adjustment	liability	activities	(deficit)	equity
Balance, November 23, 2005	—	$—	$—	$—	$—	$—	$—	$—
Investment by Parent	1,000	—	641,948					641,948
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(22,502)	(22,502)
Cumulative translation adjustment	—	—	—	33	—	—	—	33
Net loss on hedging instruments	—	—	—	—	—	(668)	—	(668)
Minimum pension liability	—	—	—	—	(11)	—	—	(11)
Total comprehensive loss						—	—	(23,148)
Balance, December 31, 2005	1,000	$—	$641,948	$33	$(11)	$(668)	$(22,502)	$618,800

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows

(In thousands)

	Predecessor
			Period
			From	Successor
			January 1	Period From
			to	November 23
			November	to December
	Years Ended December 31,		22,	31,
	2003	2004	2005	2005
Cash flows from operating activities:
Net loss	$(14,804)	$(5,620)	$(82,313)	$(22,502)
Adjustments to reconcile net loss to net cash flows from operating activities—
Depreciation and amortization of intangibles	11,591	16,152	20,047	3,057
Amortization of debt discounts and non cash interest accrued	7,095	7,557	16,748	425
Restructuring and other charges, net	(363)	148	(3,739)	(5)
Write down of inventory step-up recorded for acquisitions	—	3,397	522	10,352
Non cash charge for in-process research and development	—	—	—	8,000
Loss (gain) on disposal of property and equipment	10	(74)	328	(109)
Deferred income taxes	12,324	1,514	1,847	280
Non cash compensation charge	(309)	266	16,676	—
Write down of inventories to net realizable value	623	2,434	2,429	291
Changes in operating assets and liabilities excluding effects of acquisitions—
Receivables	(565)	(2,911)	(5,793)	1,846
Inventories	(5,718)	(7,232)	(4,554)	888
Prepaid expenses and other	(695)	(422)	114	(408)
Accounts payable and accrued expenses	5,203	7,022	72,417	(84,076)
Net cash provided by (used in) operating activities	14,392	22,231	34,729	(81,961)
Cash flows from investing activities:
Capital expenditures	(6,371)	(13,900)	(22,896)	(6,265)
Proceeds from sale of equipment	93	1,413	96	187
Acquisitions, net of cash acquired	(14,390)	(214,982)	(51,618)	(54)
Acquisition of Accellent Inc.	—	—	—	(796,720)
Other noncurrent assets	298	93	—	—
Net cash used in investing activities	(20,370)	(227,376)	(74,418)	(802,852)
Cash flows from financing activities:
Indebtedness—
Proceeds from long-term debt	8,000	372,000	42,000	700,948
Principal payments on long-term debt	(22,067)	(185,039)	(3,190)	(408,594)
Repurchase of redeemable and convertible preferred stock	—	(12,583)	(30)	—
Dividends paid on redeemable and convertible preferred stock	—	(28,294)	—	—
Deferred financing fees	(673)	(17,061)	(951)	(24,012)
Capital contribution from parent	—	—	—	611,000
Proceeds from exercise of stock options	—	—	203	—
Proceeds from sale of redeemable and convertible preferred stock	18,717	88,048	—	—
Net cash provided by financing activities	3,977	217,071	38,032	879,342
Effect of exchange rate changes in cash	98	104	(214)	7
Net increase (decrease) in cash and cash equivalents	(1,903)	12,030	(1,871)	(5,464)
Cash and cash equivalents, beginning of period	5,877	3,974	16,004	14,133
Cash and cash equivalents, end of period	$3,974	$16,004	$14,133	$8,669

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Predecessor			Successor
	Years Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
Supplemental disclosure:
Cash paid for interest	$9,985	$9,546	$29,927	$9,899
Cash paid for income taxes	275	1,136	1,970	202
Supplemental disclosure of non cash investing activities:
Cash paid for businesses acquired:
Working capital net of cash acquired of $1,166, $14,304, $2,032 and $0, respectively	$1,892	$7,482	$3,817	$—
Property, plant and equipment	1,272	44,392	12,098	—
Goodwill, intangible and other assets	49,231	188,142	35,561	—
Long-term liabilities	(969)	(34,717)	(1,820)	—
Change in accrued expenses for acquisitions related to earn out and expense payments	(37,036)	9,683	1,962	54
	$14,390	$214,982	$51,618	$54
Non-cash exchange of equity instruments in acquisition of Accellent Inc.	—	—	—	30,948
Supplemental disclosure of non cash financing activities:
Stock issued in connection with acquisitions	$—	$25,811	$19,804	$—
Leasehold improvements financed through long-term operating lease	—	—	392	—

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

Accellent Inc. was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Bain Capital (“Bain”).  The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the “Transaction”).

The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Transaction.

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and SFAS No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the Transaction date.

Although Accellent Inc. continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods:  Predecessor and Successor, which relate to the period preceeding the Transaction and the period succeeding the Transaction, respectively.  The Company refers to the operations of Accellent Inc. and subsidiaries for both the Predecessor and Successor periods.

Nature of Operations

The Company is engaged in providing product development and design, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

Concurrent with the acquisition of MedSource Technologies, Inc. (“MedSource”) on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

Major Customers and Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. A significant portion of the Company’s customer base is comprised of companies within the medical industry. The Company does not require collateral from its customers.  For the twelve months ended December 31, 2005, 2004 and 2003, the Company’s ten largest customers in the aggregate accounted for 62%, 55% and 52% of consolidated net sales, respectively.  The Company’s three largest customers individually represented approximately 20%, 16% and 12% of consolidated net sales for the twelve months ended December 31, 2005. Sales to these three customers are comprised of different products, shipping to several locations, which thus reduce the Company’s exposure to the loss of the entire business with these customers.   Two customers represented approximately 20% and 14% of consolidated net sales for fiscal year 2004, and one customer represented approximately 25% of consolidated net sales for fiscal year 2003. The loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations.

Boston Scientific has informed the Company that it intends to transfer a number of products currently assembled by the Company to its own assembly operation. Based on current estimates, we expect annual net sales from Boston Scientific to decrease by approximately $40 million, with the substantial majority of the decrease taking place in 2006. While the Company believes that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that the Company will replace such business and the loss will not adversely affect operating results in 2006 and thereafter.

Foreign Currency Translation

The Company has established manufacturing subsidiaries in Europe and Mexico. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity. Transaction gains and losses are included in other income (expense), net. Currency transaction gains and losses included in operating results for the Successor period ended December 31, 2005, and the Predecessor periods ended November 22, 2005, December 31, 2004 and December 31, 2003 were not significant.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Scrap resulting from the manufacturing process is valued in inventory at the estimated price which will be received from the refinery.

Property, Plant and Equipment

Property, plant and equipment consist of (in thousands):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
Land	$2,045	$3,159
Buildings and improvements	19,388	21,169
Machinery and equipment	91,126	82,292
Construction in progress	4,923	11,186
	117,482	117,806
Less—Accumulated depreciation	(31,537)	(1,219)
Property, plant and equipment, net	$85,945	$116,587

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which significantly increase value or extend useful lives are capitalized and replaced properties are retired. Depreciation is calculated principally by the use of straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Amortization of leasehold improvements is calculated by use of the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the equipment. Useful lives of depreciable assets, by class, are as follows:

Successor
Buildings and improvements	20 years
Machinery and equipment	3 to 10 years
Leasehold improvements	2 to 10 years
Computer equipment and software	2 to 5 years

The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired. Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, historical or projected operating or cash flow losses for the operating segment utilizing the asset, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and discount rates that reflect risks associated with achieving future cash flows. Additionally, we analyze the remaining useful life of potential impaired assets and adjust these lives when appropriate.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Capitalized interest in connection with constructing property and equipment was not significant.  Depreciation expense was $1.2 million, $14.3 million, $10.6 million and $6.8 million for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of acquired businesses. The Company assigns acquired goodwill amongst its three operating segments. Goodwill for each of the operating segments is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value of each operating segment is determined based on the discounted projected cash flows of the operating segment. If the carrying amount of the operating segment, including goodwill, exceeds its fair value, additional impairment tests are performed to quantify the impairment, if any. The amount of the impairment is based on the implied fair value of goodwill. To determine the implied fair value of goodwill, the Company allocates the fair value of the operating segment to all of its assets and liabilities. This allocation utilizes cash flow estimates and discount rates that reflect the risks associated with achieving future cash flows in order to determine the fair values of each asset and liability. The excess of the fair value of the operating segment over the amounts assigned to the assets and liabilities equals the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded. The Company has elected October 31st as the annual impairment assessment date for all operating segments, and will perform additional impairment tests when triggering events occur.  The Company did not incur an impairment of goodwill during the Predecessor period from January 1, 2005 to November 22, 2005, or the Successor period from November 23, 2005 to December 31, 2005.

Other Intangible Assets

Other intangible assets primarily include developed technology and know how, customer contracts and customer base obtained in connection with the acquisitions. The valuations were based on appraisals based on assumptions made by management using estimated future operating results and cash flows of the underlying business operations.  Amortization periods are as follows:

Amortization Period
Developed technology and know how	8.5 years
Customer contracts and relationships	15 years

The Company evaluates the potential impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. If the carrying value of intangible assets is not recoverable, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and discount rates that reflect the risks associated with achieving future cash flows.

Research and Development Costs

Research and development costs are expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value. The Company does not use derivative instruments for trading or speculative purposes.  On the date the derivative instrument is entered into, the Company determines the hedge designation. Cash flow hedge designation is given to derivatives that hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company had no derivative instruments in place as of December 31, 2004 or 2003.

During the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, the net loss resulting from cash flow hedge ineffectiveness was not significant.  The aggregate loss on hedging activities at December 31, 2005 was $0.7 million.  Gains and losses on the swap and collar contracts will be reclassified to earnings as the underlying interest expenses are incurred, starting on February 27, 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

Other Assets

The cost of obtaining financing has been deferred and is being amortized on a straight-line basis over the life of the associated obligations. Additionally, the Company capitalizes and defers direct and incremental costs associated with proposed business combinations, primarily consisting of fees paid to outside legal counsel and accounting advisors and other third parties, related to due diligence performed on the target companies. Upon the successful closure of an acquisition, the Company includes capitalized costs as part of the overall purchase price. Deferred acquisition costs where the Company has determined that it is unlikely that the business combination will be completed are written off when such determination is made.  There were no such costs on the Company’s consolidated balance sheets at December 31, 2005.

Stock-Based Compensation

The Company accounts for stock options issued to employees of the Company using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s accounting method for recording stock-based compensation expense does not require any initial accounting entries for the compensation determined based upon the initial measurement of compensation. Rather, when stock options are granted at an exercise price less than the current fair market value of the underlying stock, the Company records compensation expense to the future periods expected to benefit with a corresponding credit to additional paid-in capital.

Predecessor

For certain stock options granted in 2001, 2002 and 2005, the grant date market value was greater than the exercise price. The difference between the grant date market value and the exercise price is recorded as compensation expense over the vesting period of the options of 3 to 5 years. In addition, we granted restricted stock to certain employees in July of 2005.  The grant date market value of the restricted stock was recorded as compensation expense over the vesting period, or 4 years.  All stock options and restricted stock became fully vested in connection with the change of control which occurred upon the consummation of the Transaction.  All unamortized compensation expense associated with stock-based compensation was accelerated on the closing of the Transaction. The Company recorded stock-based compensation expense of $16.6 million,

$0.2 million and $0.2 million for the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively.   A corresponding increase to additional paid-in capital was recorded for the amounts charged to compensation expense.

Successor

In connection with the Transaction, Accellent Holdings Corp. adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 14.4 million shares of common stock of Accellent Holdings Corp.  Under this plan, certain employees were granted a combination of time-based and performance-based options.        Options to purchase shares of Predecessor held by certain members of management that were not sold in the Transaction were automatically converted into fully-vested roll over options to purchase 4.9 million common shares of Accellent Holdings Corp.  See Note 8 for a further discussion of the Company’s and Accellent Holdings Corp. stock option plans.

Pro forma net loss

Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been the pro forma amounts indicated below (in thousands):

	Predecessor			Successor
	Years Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,
	2003	2004	2005	2005
Net loss as reported	$(14,804)	$(5,620)	$(82,313)	$(22,502)
Add total stock compensation expense, net of tax, included in net loss as reported	117	110	16,643	—
Less total stock compensation expense-fair value method net of tax	(835)	(1,711)	(24,200)	(345)
Pro forma net loss	$(15,522)	$(7,221)	$(89,870)	$(22,847)

The weighted average fair value of each option grant in the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003 was estimated to be $2.15, $9.38, $3.91 and $4.20, respectively. The fair value was determined on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during each period as described below:

	Predecessor
			Period	Successor
			From	Period From
			January 1 to	November 23
			November	to December
	Years Ended December 31,		22,	31,
	2003	2004	2005	2005
Volatility	38.75%	33.74%	29.55%	29.36%
Risk free interest rate	4.15%	4.38%	4.23%	4.43%
Expected life in years	8	8	8	7.5
Dividend yield	0	0	0	0

Revenue Recognition

The Company records revenue in compliance with SAB 104, “Revenue Recognition,” which requires that the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured. The Company records revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service. Revenue for product sold on consignment is recognized when the customer uses the product.

Amounts billed for shipping and handling fees are classified as sales in the consolidated income statement. Costs incurred for shipping and handling are classified as cost of sales.

The Company provides a reserve for estimated future returns against revenue in the period revenue is recorded. The estimate of future returns is based on such factors as known pending returns and historical return data.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Examples of estimates and assumptions used by management are as follows:

•                  The Company estimates the collectibility of accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends.

•                  The Company records inventory at net realizable value, which requires an analysis of future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero.

•                  The Company accrues for costs to provide self insured benefits under worker’s compensation and employee health benefits programs.  With the assistance of third party worker’s compensation experts, the Company determines the accrual for worker’s compensation losses based on estimated costs to resolve each claim.  Self insured health benefits are accrued based on historical claims experience. The Company maintains insurance coverage to prevent losses from catastrophic worker’s compensation or employee health benefit claims.

•                  The Company accrues for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made.  Estimated remediation costs are based on the facts known at the current time including consultation with a third party environmental specialist and external legal counsel.

•                  The Company makes certain assumptions in the calculation of the actuarial valuation of defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets.

•                  The Company estimates income tax expenses in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company also assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, the Company establishes a valuation allowance.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt  SFAS No. 151 on January 1, 2006.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards,stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the Company’s first interim period that begins after December 31, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The

Company is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

In June 2005, the FASB Derivatives Implementation Group (DIG) issued DIG Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG B38) and DIG Issue No. B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG B39) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 are effective in the first quarter of 2006. The Company is currently evaluating DIG B38 and DIG B39 and the related impact on the Company’s financial position and results of operations.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2.             Acquisitions

Acquisition of Accellent Inc. by affiliates of KKR and Bain

As discussed in Note 1, the Transaction was completed on November 22, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facility, the issuance of senior subordinated notes due 2013 and equity contributions from affiliates of KKR and Bain as well as equity contributions from management.  See Note 6 for a discussion of the Company’s indebtedness.

The purchase price consideration paid to existing shareholders was $827.6 million, including $796.7 million of cash consideration and $30.9 million of management equity in the form of fully vested stock options and preferred stock of the Company converted into fully vested stock options or common stock of Accellent Holdings Corp.   The sources and uses of funds in connection with the acquisition are summarized below (in thousands):

Sources:
Secured credit facility	$400,000
Senior subordinated notes due 2013, net of discounts	300,948
Cash on hand	12,296
Accrued transaction costs	2,615
Equity contribution – cash	611,000
Equity contribution – non-cash	30,948
$1,357,807
Uses:
Payment consideration to stockholders	$796,720
Repay existing indebtedness	415,699
Converted share and option consideration	30,948
Transaction costs, including debt prepayment penalty of $29.9 million	114,440
$1,357,807

Transaction costs of $2.6 million were accrued and included in current liabilities as accrued expenses other on the consolidated balance sheet at December 31, 2005.

The Company was acquired as part of a competitive bidding process whereby multiple potential acquirers submitted bids to buy the Company. Potential acquirers made bids based on their assessment of the Company’s future cash flows. Since the 2003 fiscal year, the Company has experienced significant growth in its income from operations due to the successful integration of acquisitions and growth in the target markets of the medical device markets served by the Company.  The Company’s improved financial performance and favorable industry conditions resulted in an expectation by potential acquirers that the current level of cash flow would continue, and potentially improve. As a result, the price to acquire the

Company was significantly higher than the net book value of its assets.  The Company allocated a significant portion of the purchase price to goodwill and other intangible assets because:

• The Company incurred $29.9 million in costs to retire existing indebtedness, wrote off approximately $14.4 million in deferred financing fees related to existing indebtedness; incurred approximately $31.2 million of Transaction costs consisting primarily of investment banking and equity sponsor fees and paid $16.7 million of management bonuses upon the consummation of the Merger, all of which will further reduce the carrying value of its net assets; and

• Prior to the acquisition, the Company’s goodwill and other intangible assets were already a significant portion of its total assets.

Appendix A of SFAS 141, paragraph A14 provides an illustrative listing of potential intangible assets that meet the criteria to be recognized apart from goodwill. Based on the examples provided by this guidance, and the Company’s experience with prior acquisitions, the other intangible assets included the Company’s customer base and relationships, developed technology, in-process research and development as well as trademarks and trade names.  The most significant other intangible asset was the Company’s customer base and relationships due to the significant amount of cash flow associated with this asset over a 15 year estimated life.   A portion of the purchase price was allocated to proprietary technology and in-process research and development. However, the Company’s customers own a significant portion of the intellectual property associated with the products manufactured by the Company.  Approximately 10% of the Company’s net sales are generated by proprietary technology. As a result, the portion of the purchase price allocated to technology based intangible assets and in-process research and development was not significant.   The excess of the purchase price over the net  tangible and identifiable intangible assets was recorded as goodwill.  The purchase price allocation in connection with the Transaction was as follows (in thousands):

Property and equipment	$111,618
Goodwill	855,345
Other intangible assets	277,948
Other assets	1,377
In-process research and development	8,000
Debt assumed	(408,682)
Deferred income taxes	(12,009)
Other long - term liabilities	(15,342)
Net current assets	9,413
Total purchase price	$827,668
Non-cash equity contribution	(30,948)
Payment consideration to stockholders	$796,720

The amounts allocated to intangible assets for the Transaction by intangible asset class, and the respective weighted average amortization period is as follows:

	Amount	Weighted average useful life
	(in thousands)	(in years)
Customer base	$227,748	15.0
Developed technology	17,200	8.5
	$244,948	14.2

The Company allocated $33.0 million to the Accellent trade name and trademark. The Company invested significant resources to develop the Accellent trademark and trade name during 2004. All operating segments of the business extensively use the trademark and trade name.  The Company has initiated external programs to build its brand name through the Accellent Advantage program which builds brand awareness of the Company’s capabilities with senior management of the target customer base. The Company has also launched advertising programs in trade publications under its new brand name, and opened the initial Accellent Idea Center, which provides design and engineering services to the target customer base. The legal registration of the Accellent trademark is near completion in the United States, and underway in Canada, China, Mexico and the European Union. The Company intends to maintain the legal rights to our trademark indefinitely.  The Company has applied an indefinite life to the Accellent trademark and trade name based on its intent to use this intangible asset indefinitely. Therefore, in accordance with SFAS 142, the Accellent trademark and trade name intangible asset will not be amortized until its useful life is no longer indefinite. The trademark and trade name intangible will be tested for impairment annually, along with goodwill, or more frequently, if events or changes in circumstances suggest that the asset might be impaired.

Approximately $76.4 million of the total $855.3 million allocated to goodwill will be amortizable and deductible for tax purposes.

The Company allocated $8.0 million of the purchase price in the Transaction to in-process research and development (“IPR&D”) projects that have not yet reached technological feasibility and have no future alternative use.  The amount allocated to IPR&D has been recorded as a merger cost in the Company’s statement of operations for the Successor period from November 23, 2005 to December 31, 2005.  The Company’s IPR&D projects focus on the utilization of new materials, including biomaterials, and new methods for fabricating metals, polyimide and other materials.  The valuation of each project was based on an income approach which discounts the future net cash flows attributable to each project to determine the current value.  Projects were broken into three categories:  Incremental, Platform and Breakthrough.   Incremental IPR&D is comprised of 14 individual projects which are estimated to be complete by 2009.  Costs to complete Incremental IPR&D are estimated to be $2.8 million.  Net cash flows from Incremental IPR&D are estimated to be positive by 2008.   Platform IPR&D is comprised of 13 individual projects which are estimated to be complete by 2009.  Costs to complete the Platform IPR&D are estimated to be $6.4 million.  Net cash flows from Platform IPR&D are estimated to be positive by 2009.  Breakthrough IPR&D is comprised of 4 individual projects which are estimated to be complete by 2010.  Costs to complete the Breakthrough IPR&D are estimated to be $4.0 million.  Net cash flows from Breakthrough IPR&D are estimated to be positive by 2010.

Acquisitions by the Company

On October 6, 2005, the Company purchased 100% of the outstanding membership interests in Machining Technology Group, LLC (“MTG”), an Arlington, Tennessee based privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry. The acquisition was accounted for as a purchase and accordingly the results of operations include MTG results beginning on October 6, 2005. The Company acquired MTG to expand product offerings and manufacturing capabilities in the orthopaedic medical device market.  The purchase price was $49.7 million which was paid in cash of $33.5 million and Class A-9 5% Convertible Preferred Stock of the Company valued at $16.2 million.  An additional $6.0 million of consideration will be paid, if at all, pursuant to an earn out arrangement payable contingent upon the 2006 full year financial performance of MTG.  If the earn out arrangement is earned, the payment would be expected to be made in the second quarter of 2007.   In connection with the Transaction, $10.0 million of the Class A-9 5% Convertible Preferred shares issued in the MTG acquisition were exchanged for common stock of Accellent Holdings Corp.

The total purchase price for the MTG acquisition was allocated to the Company’s net assets based on the Company’s estimates of fair value.  The valuation of the customer relationship intangibles was based upon information gathered during the due diligence process, and discounted future cash flows form the customer relationships utilizing an income approach.  An appraisal was utilized to validate cash flow assumptions.  The purchase price allocation for the MTG acquisition was as follows (in thousands):

Inventories	$1,081
Accounts receivable	1,850
Prepaid expenses and other current assets	102
Property and equipment	6,857
Goodwill	26,776
Intangible and other assets	13,940
Current liabilities	(1,171)
Debt assumed	(1,778)
Total purchase price, net of cash acquired of $2,032	$47,657

The amounts allocated to intangible assets for the MTG acquisition was allocated entirely to customer relationships with a weighted average useful life of 14.6 years.  The entire amount allocated to goodwill for the MTG acquisition will be amortizable and deductible for tax purposes.

Concurrent with the acquisition of MTG, the Company repaid $1.7 million of outstanding indebtedness of MTG.

On September 12, 2005, the Company acquired substantially all of the assets of Campbell Engineering, Inc. (“Campbell”) and certain real property owned by the shareholders of Campbell and used by Campbell in the conduct of its business.   The Campbell acquisition was accounted for as a purchase and accordingly the results of operations include Campbell’s results beginning September 12, 2005.   Campbell is an engineering and manufacturing firm providing design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.  The purchase price at closing was $18.2 million, all of which was paid in cash.    An additional $3.0 million of consideration will be paid, if at all, pursuant to an earn out arrangement contingent upon the 2006 full year financial performance of the acquired business.    Any additional amounts paid under earn out provisions will be recorded as in increase to the purchase price allocated to goodwill at the time the payment is earned.

The total purchase price for the Campbell acquisition was allocated to the Company’s net assets based on the Company’s estimates of fair value.  The valuation of the customer relationship intangibles was based upon information gathered during the due diligence process, and discounted future cash flows form the customer relationships utilizing an income approach. An appraisal was utilized to validate cash flow assumptions.  The purchase price allocation for the Campbell acquisition was as follows (in thousands):

Inventories	$1,401
Accounts receivable	1,111
Prepaid expenses and other current assets	21
Property and equipment	5,241
Goodwill	4,594
Intangible and other assets	6,440
Current liabilities	(577)
Debt assumed	(43)
Total purchase price	$18,188

The amounts allocated to intangible assets for the Campbell acquisition by intangible asset class, and the respective weighted average amortization period is as follows:

	Amount	Weighted average useful life
	(in thousands)	(in years)
Customer relationships	$6,410	13.5
Non-compete	30	5.0
	$6,440	13.4

The entire amount allocated to goodwill for the Campbell acquisition will be amortizable and deductible for tax purposes.

On June 30, 2004, the Company acquired MedSource Technologies, Inc. The acquisition was accounted for as a purchase and accordingly the results of operations include MedSource’s results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The Company acquired MedSource in order to create one of the largest providers of outsourced precision manufacturing and engineering services in the Company’s target markets of the medical device industry. The purchase price was $219.7 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.9 million of transaction fees. The purchase was financed by a combination of new debt and equity. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $16.7 million for integration and other liabilities.

The purchase price for the MedSource acquisition was allocated as follows (in thousands):

Inventories	$27,706
Accounts receivable	24,782
Prepaid expenses and other current assets	702
Property and equipment	44,144
Goodwill	164,437
Intangible and other assets	19,938
Current liabilities	(29,203)
Debt assumed	(36,131)
Other long term liabilities	(10,976)
Cash paid, net of cash acquired of $14,304	$205,399

The amounts allocated to intangible assets for the MedSource acquisition by intangible asset class, and the respective weighted average amortization period is as follows:

	Amount	Weighted average useful life
	(in thousands)	(in years)
Customer base	$16,300	15.0
Developed technology	2,300	10.0
	$18,600	14.1

On February 28, 2003, the Company acquired all of the shares of capital stock of Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. (“Venusa”) with facilities located in El Paso, Texas and Juarez, Mexico for approximately $18.5 million, including transaction costs of approximately $1.0 million. Venusa is a contract manufacturer of proprietary medical devices. The acquisition added assembly capabilities to the Company. Venusa has several contracts with renewable extensions. The purchase price was paid in cash of $15.7 million and $2.8 million which was paid in 2004 in a combination of cash, the Class A-7 5% Convertible Preferred Stock and phantom stock.  The Stock Purchase Agreement also provides for certain earn-out provisions which resulted in additional consideration of $34.1 million as a result of Venusa’s 2003 earnings, which was paid in 2004 in a combination of approximately 25% in cash and 75% in Class A-7 5% Convertible Preferred Stock. In addition, as a result of Venusa’s 2004 earnings, as defined, final consideration of $6.0 million was paid during fiscal year 2005 in a combination of 25% in cash and 75% in Class A-7 5% Convertible Preferred Stock.  The total fair value of the stock issued, phantom stock issued and cash paid for additional consideration was recorded as additional goodwill.  The fair value of the stock issued was valued on the date the additional consideration is earned.

The purchase price for the Venusa acquisition was allocated as follows (in thousands):

Inventories	$1,299
Other current assets	4,704
Property and equipment	1,272
Customer contracts and relationships	3,000
Other intangibles	100
Goodwill	12,052
Current liabilities	(2,945)
Long term liabilities	(969)
$18,513

The following unaudited pro forma consolidated financial information reflects the purchase of Venusa and MedSource assuming the acquisitions had occurred as of January 1, 2003, the acquisitions of Campbell and MTG assuming these acquisitions had occurred as of January 1, 2004, and assuming the Transaction had occurred as of January 1, 2004. This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of the operations or financial condition that actually would have been achieved if the acquisition had been on the date indicated, or that may be reported in the future (in thousands):

	Years Ended December 31,		Period From January 1 to November 22,
	2003	2004	2005
Revenues	$357,547	$436,164	$431,573
Net loss	(63,382)	(32,808)	(17,577)

The pro forma net loss for fiscal year 2003 includes an intangible impairment charge of $40.0 million recorded by MedSource.  The pro forma net loss for fiscal year 2004 includes restructuring and MedSource integration related charges of $6.2 million.  The pro forma net loss for fiscal year 2005 includes restructuring and MedSource integration related charges of $4.2 million.

All of the Company’s acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in the financial statements at their fair market values and the operating results of the acquired companies are reflected in the accompanying consolidated financial statements since the date of acquisition.

3.             Restructuring and Other Charges

In connection with the MedSource acquisition, the Company identified $17.2 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.2 million in severance payments, and $7.0 million in lease and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

The Company determined that one facility identified as a closure site would likely not be closed due to the nature of product manufactured at that site and the expected costs and benefits to transfer production to another manufacturing location. The Company reduced the MedSource integration accrual by approximately $3.0 million to eliminate employee and facility costs to close this facility. Additionally, the completion of detailed closure plans resulted in a change in projected closure dates to later dates for certain facilities. The Company reduced the MedSource integration accrual by approximately $0.7 million to lower the projected costs to exit leased facilities due to the revised closure dates. Other reductions to the MedSource integration accrual during the period from January 1, 2005 to November 22, 2005 included the settlement of a contract termination in connection with a closed facility for approximately $0.3 million less than originally projected. During the period from January 1, 2005 to November 22, 2005, the total reductions to the MedSource integration accrual were $4.4 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

In connection with the Transaction, the Company identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007.  The costs of this restructuring plan was reflected in the purchase price of the Company by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The Company recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004.  All restructuring charges were recorded following the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and included $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions deemed to be redundant as a result of the MedSource acquisition.  In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, the Company incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

The Company recognized $4.5 million of restructuring charges and acquisition integration costs during the twelve months ended December 31, 2005.  All restructuring charges were recorded following the guidance of SFAS No. 146, and included $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company.  In addition to the $3.7 million in restructuring charges, the Company incurred $0.8 million of costs for the integration of MedSource during the twelve months ended December 31, 2005.

The following table summarizes the recorded accruals (which are classified in “accrued expenses other” or “other long-term liabilities” as appropriate on the Company’s consolidated balances sheets) and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance as of January 1, 2003	150	805	955
Restructuring charge	471	1,016	1,487
Inventory discarded	—	322	322
Less: cash payments	(613)	(1,559)	(2,172)
Balance as of December 31, 2003	8	584	592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	$3,641	$6,540	$10,181

4.             Inventories

Inventories consisted of the following at December 31, 2004 and 2005 (in thousands):

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
Raw materials	$21,664	$24,201
Work in process	24,626	22,388
Finished goods	11,724	19,878
	$58,014	$66,467

In connection with the Transaction, inventories were recorded at fair value, resulting in a step-up of inventory of approximately $16.4 million.  This step-up of inventory is charged to cost of sales as the inventory is sold.  Inventory at December 31, 2005 includes $6.4 million of the remaining inventory step-up which has not yet been charged to cost of sales.  The Company expects the remaining $6.4 million of inventory step-up to be charged to cost of sales during the first quarter of 2006.

In connection with the purchase of certain precious metals for anticipated manufacturing requirements, the Company enters into consignment agreements with a third party, whereby the Company purchases the precious metal from the consignor at the time when an external sale is made at the prevailing market price. The prevailing price at the time of sale is passed through to the customer. These contracts are used to help protect against volatility in certain precious metals prices.

5.             Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142, the Company assigned acquired goodwill to three reporting units based on the expected benefit from the synergies of the combination. In connection with the acquisition of MedSource in June of 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company reallocated its goodwill to the three reporting units created as a result of this realignment. The Company has elected October 31 as the annual impairment assessment date for all reporting units.

The following table summarizes the changes in goodwill (in thousands):

Balance December 31, 2003	$113,855
Acquisitions	175,606
Balance December 31, 2004	289,461
Acquisitions	31,370
Purchase price adjustments	(5,732)
Balance November 22, 2005	315,099
Acquisition of the Company	540,246
Balance December 31, 2005	$855,345

The purchase price adjustments during the period from January 1, 2005 to November 22, 2005 include $4.4 million of reductions to accrued restructuring costs for the closure of certain MedSource facilities, a $0.7 million reduction of environmental liabilities accrued in connection with the MedSource acquisition, and a reduction of Venusa acquisition related accruals of $0.6 million.

Intangible assets as of December 31, 2005 are comprised of (in thousands):

	Successor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$17,200	$213	$16,987
Customer contracts and relationships	227,748	1,626	226,122
Trade names and trademarks	33,000	—	33,000
	$277,948	$1,839	$276,109

Intangible assets as of December 31, 2004 are comprised of (in thousands):

	Predecessor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$64,039	$15,346	$48,693
Customer contracts and relationships	39,193	6,075	33,118
Non compete agreements and other	425	362	63
Customer backlog	60	60	—
	$103,717	$21,843	$81,874

Intangible asset amortization expense was $1,838,915, $5,729,683, $5,538,784 and $4,827,605 for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively. Estimated intangible asset amortization expense for each of the five succeeding years approximates $17.2 million.

Other long-term assets include $25,114,401 and $15,860,893 at December 31, 2005 and 2004, respectively, for deferred financing costs, net of accumulated amortization of $361,982 and $1,193,010 at December 31, 2005 and 2004, respectively.

6.             Short-Term and Long-Term Borrowings

Long-term debt at December 31, 2005 and 2004 consisted of the following (in thousands):

	Predecessor	Successor
	December 31	December 31
	2004	2005
Credit and guaranty agreement dated June 30, 2004, interest at 5.28% at December 31, 2004	$193,030	$—
Senior subordinated notes maturing July 15, 2012, interest at 10%	175,000	—
Credit agreement dated November 22, 2005, interest at 6.39% at December 31, 2005	—	400,000
Senior Subordinated notes maturing December 1, 2013, interest at 10½%	—	305,000
Capital lease obligations	22	88
Total debt	368,052	705,088
Less—unamortized discount on senior subordinated notes	—	(3,996)
Less—current portion	(1,961)	(4,018)
Long term debt, excluding current portion	$366,091	$697,074

Annual principal repayments are as follows (in thousands):

Fiscal year	Amount
2006	$4,018
2007	4,050
2008	4,020
2009	4,000
2010	4,000
2011 and thereafter	685,000
Total debt	$705,088

On November 22, 2005, the Company entered into a new Credit Agreement (the “Credit Agreement”) which includes $400.0 million of term loans and up to $75.0 million available under the revolving credit facility.  The Credit Agreement provides that up to $100.0 million of additional term loans may be incurred under the term facility, with the approval of participating lenders.  The term loans bear interest at variable rates.  At December 31, 2005, the interest rate was 6.39%.  Interest is payable

quarterly, or more frequently if an interest period of less than three months is selected by the Company.   Over the next five years, the principal payments will be $4.0 million per year plus, beginning in 2007, 50% of the excess cash flow of the Company, as defined by the Credit Agreement.  As of December 31, 2005, $5.8 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $69.2 million available.

On November 22, 2005, the Company issued $305.0 million of 10½% Senior Subordinated Notes (the “Senior Subordinated Notes-2013”) due December 1, 2013.  Interest is payable on the Senior Subordinated Notes-2013 on June 1st and December 1st of each year beginning June 1, 2006.

The Company incurred $25.5 million of aggregate deferred financing costs for the Credit Agreement and Senior Subordinated Notes-2013, including $21.2 in investment banking and bank arrangement fees, $3.1 million in legal and accounting fees, and $1.2 million of other costs.  These costs will be amortized to interest expense over the term of the underlying debt.

On June 30, 2004, the Company’s subsidiary, Accellent Corp. entered into a Credit and Guaranty Agreement (“Subsidiary Credit Agreement”) which included $194.0 million of term loans and up to $40.0 million available under the revolving credit facility. The Subsidiary Credit Agreement, as amended on March 25, 2005, provided that up to $50.0 million in additional term loans could be incurred under the term facility, with the approval of participating lenders.  During the Predecessor period ended November 22, 2005, the Company drew $29.5 million in the revolving loans and incurred $12.5 million of additional term loans under the Subsidiary Credit Agreement.   Upon the closing of the Transaction, the Subsidiary Credit Agreement was paid in full and cancelled.

On June 30, 2004, Accellent Corp. issued $175.0 million of 10% Senior Subordinated Notes (the “Senior Subordinated Notes—2012”) due July 15, 2012.  Upon the closing of the Transaction, the Senior Subordinated Notes-2012 was paid in full, including the payment of $29.9 million in prepayment penalties.

In connection with Transactions, and the repayment of Accellent Corp.’s indebtedness, unamortized deferred financing costs of $14.4 million were charged to interest expense for the Predecessor period ended November 22, 2005.

On June 30, 2004, the Company repaid Accellent Corp.’s debt under its previously outstanding credit agreement of $83.5 million, Accellent Corp.’s 13.5% senior subordinated notes due June 1, 2007 (the “Senior Subordinated Notes—2007”) of $21.5 million and its senior notes due June 1, 2008 (the “Senior Notes”) of $38.3 million. The Company also paid prepayment penalties in the aggregate of $4.7 million on the Senior Subordinated Notes—2007 and the Senior Notes. As a result of these transactions the Company also recognized interest expense of $2.9 million for the write-off of unamortized debt discounts and $1.6 million for the write-off of unamortized deferred financing fees related to the retired debt.

The Company’s debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated EBITDA (as defined), a minimum ratio of consolidated EBITDA to consolidated interest expense (as defined) and maximum capital spending limits.   The Company may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) for the period November 23, 2005 to December 31, 2006, $39,000,000; for the 2007 fiscal year, $40,000,000; for the 2008 fiscal year, $42,500,000; for the 2009 fiscal year, $45,000,000; for the 2010 fiscal year, $47,500,000; for the 2011 fiscal year, $52,500,000; and for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis.  In addition, the debt agreements restrict Accellent Corp. from paying dividends and making certain investments.

7.             Employee Benefit Plans

Pension Plans

The Company has pension plans covering employees at two facilities. Benefits at one facility are provided at a fixed rate for each month of service. The Company’s funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist of cash equivalents, bonds and certain equity securities. The Company’s German facility has an unfunded frozen pension plan covering employees hired before 1993.

The change in projected benefit obligation (in thousands):

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Benefit obligation at beginning of period	$1,708	$2,333	$2,956	$3,033
Service cost	58	77	79	13
Interest cost	115	130	118	19
Actuarial loss	291	349	195	36
Currency translation adjustment	220	137	(252)	—
Benefits paid	(59)	(70)	(63)	(10)
Benefit obligation at end of period	$2,333	$2,956	$3,033	$3,091

The change in plan assets (in thousands):

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Fair value of plan assets at beginning of year	$561	$804	$856	$892
Actual return on plan assets	98	57	33	4
Employer contribution	183	36	40	5
Benefits paid	(38)	(41)	(37)	(4)
Fair value of plan assets at end of period	$804	$856	$892	$897

Reconciliation of the accrued benefit cost recognized in the financial statements (in thousands):

	Predecessor	Successor
	December 31	December 31
	2004	2005
Funded status	$(2,100)	$(2,194)
Unrecognized net actuarial loss	704	11
Accrued benefit obligation	(1,396)	(2,183)
Presented as Prepaid expenses and other	204	—
Presented as Other long-term liabilities	(2,038)	(2,194)
Accumulated other comprehensive income	438	11
Total	$(1,396)	$(2,183)

Components of net periodic benefit cost for periods ended as indicated below (in thousands):

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Service Cost	$58	$77	$69	$11
Interest Cost	115	130	114	18
Expected return of plan assets	(43)	(56)	(53)	(6)
Amortization of transaction obligation	25	—	—	—
Recognized net actuarial loss	23	23	22	3
	$178	$174	$152	$26

Assumptions for benefit obligations at December 31:

	Predecessor	Successor
	2004	2005
Discount rate	5.66%-4.50%	5.41%-4.25%
Rate of compensation increase	3%	3%

Assumptions for net periodic benefit costs for the periods ended as indicated below:

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Discount rate	6.75%-6.50%	6.02%-4.50%	5.41%-4.25%	5.41%-4.25%
Expected long term return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	5.0%	3.0%	3.0%	3.0%

To develop the expected long-term rate of return on plan assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 7.0% expected long-term rate of return on plan assets assumption.

The pension plans have the following asset allocations, as of their measurement dates:

	Predecessor	Successor
	December 31	December 31
	2004	2005
Asset Category
Equity Securities—Domestic	59.6%	60.0%
Debt Securities	39.5%	39.3%
Cash and Other	0.9%	0.7%
Total	100.0%	100.0%

As of December 31, 2005, the Pension Plans’ target asset allocation was as follows:

Asset Allocation Policy Guidelines

Asset Class	Target Allocation %
Fixed Income	40.0%
Domestic Equity	60.0%

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets.

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

Fixed income investments are oriented toward investment grade securities rated “BB” or higher. They are diversified among individual securities and sectors. The average maturity was 7.3 years as of December 31, 2005.

Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan.  The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 3% of the employee’s gross salary. The Company’s contributions for matching totaled approximately $0.2 million, $1.7 million, $1.1 million and $0.7 million for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively.

The Company had profit sharing plans available to employees at several of its locations. The Company’s Board of Directors determined annually what contribution, if any, the Company made to the profit sharing plan. The Company’s contributions vest over an immediate to six-year period. The Company expensed $3.4 million and $2.9 million for these plans for the years ended December 31, 2004 and 2003, respectively.  The Company terminated these plans effective January 1, 2005.

The Company has a Supplemental Executive Retirement Pension Program (SERP) that covers certain of its executives. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $9,031, $75,492, $33,282 and $139,186 for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively. The liability for the plan was $0.4 million and $0.3 million as of December 31, 2005 and 2004, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

8.             Stock Grants and Options and Stock Based Plans

Successor

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp. which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant, or upon achievement of certain performance targets over a five year period.  The total number of shares authorized under the plan is 14,374,633.  In addition, as a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of Company for 4,901,107 fully vested stock options of Accellent Holdings Corp.  The intrinsic value of each option exchanged, which in the aggregate amounted to $18.4 million on the Transaction date, was equal to the intrinsic value of the options received in the exchange.

Stock grant and option transactions during the 2005 Successor Period are as follows:

Shares under option	Number of shares	Weighted average exercise price
Outstanding at November 22, 2005	—	$—
Options issued in exchange for Predecessor options	4,901,107	1.25
Granted	7,773,330	5.00
Forfeited	(166,819)	5.00
Outstanding at December 31, 2005	12,507,618	3.53

Options exercisable at:
December 31, 2005	4,901,107	$1.25

Below is additional information related to Accellent Holdings Corp. stock option grants to the Company’s employees which are outstanding and exercisable at December 31, 2005:

	Options outstanding
Range of exercise prices	Number of options outstanding at December 31, 2005	Weighted average remaining contractual life in years	Weighted average exercise price (per share)	Options exercisable
				Number exercisable at December 31, 2005	Weighted average exercise price (per share)
$1.25	4,901,107	7.9	$1.25	4,901,107	$1.25
$5.00	7,606,511	9.9	5.00	—	—
	12,507,618	9.1	$3.53	4,901,107	$1.25

At December 31, 2005, 6,768,122 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

Predecessor

The Company had a stock option and incentive plan which provided for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. The plan generally required exercise of options within ten years of grant. Vesting was determined in the applicable stock option agreement and generally occurred in equal annual installments over five years.   The plan provided for acceleration of vesting upon a change of control of the Company.  In connection with the Transaction, all stock options and restricted stock units became fully vested.

Stock grant and option transactions under the Predecessor plan are summarized as follows:

Shares under option	Number of shares	Weighted average exercise price
Outstanding at December 31, 2002	1,257,041	7.00
Granted	1,008,050	8.18
Exercised	—	—
Forfeited	(128,050)	9.50
Outstanding at December 31, 2003	2,137,041	7.41
Granted	645,700	8.18
Exercised	—	—
Forfeited	(192,131)	8.78
Outstanding at December 31, 2004	2,590,610	7.50
Granted	624,152	9.07
Exercised	(21,315)	9.51
Forfeited	(173,769)	8.09
Outstanding at November 22, 2005	3,019,678	7.75

Options exercisable at:
December 31, 2003	811,024	$5.62
December 31, 2004	1,097,985	$6.41
November 22, 2005	3,019,678	$7.75

Upon the closing of the Transaction, fully vested outstanding stock options to acquire 1,812,951 shares of the Company’s common stock were acquired, and the remaining 1,206,727 fully vested stock options were exchanged for 4,901,107 fully vested stock options to acquire common stock of Accellent Holdings Corp.  Accellent Holdings Corp. assumed the obligations of the Company for all stock options exchanged.

During the 2005 period from January 1, 2005 to November 22, 2005, the Company granted 609,237 shares of its restricted stock to certain members of the Company’s management.  The shares were valued at $10.0 million at the grant date.  The shares vested 100% on the four year anniversary from the date of grant, with acceleration of vesting upon a change in control of the Company.    Also during the period from January 1, 2005 to November 22, 2005, the Company granted 416,152 options to acquire common stock at exercise prices that were below the fair value of the underlying common stock.  The aggregate excess of the fair value of the underlying common stock over the exercise price of the stock options was $3.7 million at the grant date.  The options vested over 60 months from the date of grant, with acceleration of vesting upon a change of control of the Company.   Upon the closing of the Transaction, all restricted shares and stock options became fully vested.  The Company recorded a compensation charge of $13.7 million during the period from January 1, 2005 to November 22, 2005 for the granting and accelerated vesting of restricted shares and stock options.

Phantom Stock Plans

The Star Guide Phantom Stock Plan provided for grants of phantom stock to eligible employees of Star Guide, a subsidiary of the Company. The Company granted 29,708 phantom shares on July 6, 1999 under this plan. All shares of phantom stock granted under this plan were immediately and fully vested. Holders of phantom stock under this plan had no voting rights, no stockholder rights and no employment rights. They were, however, entitled to receive the greater of the value of the Company’s Class A-1 5% Convertible Preferred Stock or $10.94 per share (pre-conversion) upon redemption. In addition, dividends were cumulative at the rate of 5% per share per annum, did not require declaration by the Board of Directors and were to be paid no later than upon redemption of the phantom shares. Redemption of these phantom shares and payment of all cumulative dividends occurred upon the closing of the Transaction.

The 2000 Employee Phantom Stock Plan provided grants to eligible employees of the Company as determined by the Board of Directors. The Company granted 38,268 phantom shares on March 15, 2001 under this plan in connection with the payment of contingent consideration owed in respect of the Noble-Met acquisition. All shares of phantom stock granted under the plan were immediately and fully vested.  Holders of phantom stock under this plan had no voting rights, no stockholder rights and no employment rights. They were, however, entitled to receive the greater of the value of the Company’s Class A-2 5% Convertible Preferred Stock or $12.00 per share (pre-conversion) upon redemption. In addition, dividends were cumulative at the rate of 5% per share per annum, did not require declaration by the Board of Directors and were to be paid no later than upon redemption of the phantom shares.  Redemption of these phantom shares and payment of all cumulative dividends occurred upon the closing of the Transaction.

The Venusa earn-out plan provided grants of phantom stock to certain employees of Venusa who were employed at Venusa at the time of the acquisition. The Company granted 86,523 phantom shares on May 31, 2004 based on the achievement of certain earnings targets for fiscal years 2002 and 2003. The Company granted an additional 14,266 phantom shares on May 31, 2005 based on the achievement of certain earnings targets for fiscal year 2004. All shares of phantom stock granted under this plan were immediately and fully vested. Holders of phantom stock under this plan had no voting rights, no stockholder rights and no employment rights. They were, however, entitled to receive the value of 1.8 shares of the Company’s common stock for each share of phantom stock upon redemption. In addition, dividends were cumulative at the rate of 5% per share per annum, did not require declaration by the Board of Directors and were to be paid no later than upon redemption of the phantom shares.  Redemption of these phantom shares and payment of all cumulative dividends occurred upon the closing of the Transaction.

The Company recorded stock-based compensation expense during the period from January 1, 2005 to November 22, 2005 of $2.8 million to adjust the redemption value and dividends accrued on phantom shares.

9.             Income Taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and  2003 are as follows (in thousands):

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Current
Federal	$—	$—	$—	$—
State	997	1,228	2,685	215
Foreign	383	741	1,285	(17)
Deferred
Federal	11,020	1,386	2,616	231
State	1,472	128	(770)	49
Total provision	$13,872	$3,483	$5,816	$478

Loss before income taxes included income from foreign operations of $966,000, $5,644,000, $3,362,000 and $1,607,000 for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded on the accompanying consolidated statements of operations for the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Predecessor			Successor
	Years ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Tax at statutory rate	$(326)	$(748)	$(26,773)	$(7,708)
Valuation allowance on deferred tax assets	13,554	3,931	29,116	5,176
State taxes, net of federal benefit	1,212	787	1,633	191
Foreign rate differential	—	(313)	(691)	(42)
Nondeductible Transaction costs	—	—	2,356	2,800
Other, net	(568)	(174)	175	61
Tax provision	$13,872	$3,483	$5,816	$478

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2005 (in thousands):

	Predecessor	Successor
	2004	2005
Deferred tax assets (liabilities):
Operating loss and tax credit carryforwards	$36,746	$86,196
Compensation	2,702	1,997
Environmental	3,251	1,316
Inventory and accounts receivable reserves	4,281	3,540
Restructuring costs	7,210	3,507
Other	2,635	147
Valuation allowances	(43,072)	(39,507)
Deferred tax liabilities:
Depreciation	(3,924)	(6,095)
Intangibles	(13,260)	(63,390)
Net deferred tax assets (liabilities)	$(3,431)	$(12,289)

The deferred tax liability of $3.4 million and $12.3 million at December 31, 2004 and 2005, respectively, is included in the Company’s consolidated balance sheets within other long-term liabilities.

At December 31, 2005, the Company has net operating loss (“NOL”) carryforwards of $229.6 million expiring at various dates through 2025.  Substantially all of the benefit of the use of these loss carryforwards will be recorded to either a credit to additional paid in capital or goodwill.  If not utilized, these carryforwards will begin to expire in 2020.  Such losses are also subject to the requirements of Section 382, which in general, provides that utilization of NOLs is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Such an ownership change occurred upon the consummation of the Transaction.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company has assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets.  As a result of these assessments during 2003, the Company established a valuation allowance against the net deferred tax assets.  At the end of 2005, the Company again assessed its ability to realize the deferred tax assets and continues to believe that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company continues to provide a full valuation reserve.  As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill, or additional paid-in capital.

We do not provide for U.S. income taxes on undistributed earnings of foreign operations that are intended to be indefinitely reinvested.

10.          Capital Stock

Successor

The Company’s Board of Directors has authorized an aggregate number of common shares for issuance equal to 1,000, $0.01 par value per share.  Accellent Acquisition Corp. owns 100% of the capital stock of the Company, and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

Predecessor

Common Stock

At November 22, 2005 and December 31, 2004, the Company had 450,893 and 429,578 shares of common stock outstanding, respectively. Holders of the Company’s common stock were entitled to vote on all matters submitted to the Company’s stockholders for a vote together with the holders of the Company’s preferred stock, all voting together as a single class.

Convertible Preferred Stock

The Company had eleven classes of convertible preferred stock prior to the Transaction, as summarized below:

		Balance December 31,		Balance November 22,
		2003	2004	2005
	Shares	868,372	868,372	868,372
Class A-1	Amount	$8,684	$8,684	$8,684
	Shares	1,156,250	1,156,250	1,156,250
Class A-2	Amount	$11,563	$11,563	$11,563
	Shares	26,456	26,456	26,456
Class A-3	Amount	$264	$264	$264
	Shares	3,437,500	3,437,500	3,437,500
Class A-4	Amount	$34,375	$34,375	$34,375
	Shares	995,469	995,469	995,469
Class A-5	Amount	$9,955	$9,955	$9,955
	Shares	187,033	187,033	187,033
Class A-6	Amount	$1,870	$1,870	$1,870
	Shares	—	1,767,548	2,012,380
Class A-7	Amount	—	$17,675	$20,124
	Shares	—	7,568,980	7,750,726
Class A-8	Amount	—	$75,690	$77,407
	Shares	—	—	407,407
Class A-9	Amount	—	—	$4,074
	Shares	547,502	547,502	549,882
Class AA	Amount	$5,475	$5,475	$5,499
Total	Shares	7,218,582	16,555,110	17,391,475
	Amount	$72,186	$165,551	$173,815

Each series of Class A Convertible Preferred Stock, which includes the Class AA and Class AB Convertible Preferred Stock unless otherwise noted, ranked senior to the common stock and the Class B Convertible Preferred Stock described in Note 11, junior to the Class C Redeemable Preferred Stock described in Note 11, and pari passu with each other series of Class A Convertible Preferred Stock in priority with respect to the payment of dividends and the right to receive payment in connection with any liquidation, dissolution or winding up of the Company.  Each series of Class A Convertible Preferred Stock was subject to, and the holders of shares of each such series were entitled to, the following rights, privileges, preferences and priorities:

Dividends.  The holders of shares of Class A Convertible Preferred Stock, other than holders of Class AA and Class AB Convertible Preferred Stock, were entitled to be paid cumulative dividends at the rate of 5% of the liquidation value of such shares in preference to payment of dividends on common stock or other classes of junior capital stock of the Company when, as, and if declared by the Company’s Board of Directors. After payment of all dividends on the eligible series of Class A Convertible Preferred Stock, the holders of all series of Class A Convertible Preferred Stock were entitled to participate, on an as converted basis, with the outstanding shares of the Company’s common stock as to any dividends payable on such common stock when, as, and if declared by the Company’s Board of Directors.  Cumulative dividends of $16.7 million on the Class A Convertible Preferred Stock were declared and paid as part of the consideration to the former stockholders in connection with the Transaction.

Voting Rights.  The holders of all series of Class A Convertible Preferred Stock were entitled to vote on all matters submitted to the Company’s stockholders for a vote together with the holders of the Company’s common stock, all voting together as a single class. Each holder of Class A Convertible Preferred Stock was entitled to a number of votes (rounded to the nearest whole number) equal to the number of shares of the Company’s common stock into which such shares were convertible immediately after the close of business on the record date fixed for taking such vote.

Special Voting Rights.  The consent of the holders of at least two-thirds of each affected series of Class A Convertible Preferred Stock, each such series voting as a separate class, was required for any action that (a) authorizes or issues shares of any class of capital stock having any preference or priority superior to any preference or priority of a series of Class A Convertible Preferred Stock other than Class AA or Class AB Convertible Preferred Stock or (b) changes the number of shares or class of capital stock into which shares of such affected series were convertible. With respect to the Class AA and Class AB Convertible Preferred Stock, the consent of the holders of at least two-thirds of the Class A Convertible Preferred Stock, voting together as a single class, was required for any action that authorizes or issues shares of any class of capital stock having any preference or priority superior to any preference or priority of the Class A Convertible Preferred Stock.

Conversion.  Shares of Class A Convertible Preferred Stock were convertible at the holder’s option at a rate of 1.8 shares of the Company’s common stock per share of Class A Convertible Preferred Stock. The Company could at any time require the conversion of all of the outstanding Class A Convertible Preferred Stock upon the closing of a firmly underwritten public offering of shares of the Company’s common stock. Any declared dividends were payable upon conversion.

Class A-1 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 2,500,000 shares authorized and 868,372 shares issued and outstanding with a liquidation preference of $9.5 million.

Class A-2 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 1,400,000 shares authorized and 1,156,250 issued and outstanding with a liquidation preference of $13.9 million.

Class A-3 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 26,456 shares authorized, issued and outstanding with a liquidation preference of $0.5 million.

Class A-4 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 6,250,000 shares authorized and 3,437,500 issued and outstanding with a liquidation preference of $55.0 million.

Class A-5 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 1,500,000 shares authorized and 995,469 shares issued and outstanding with a liquidation preference of $15.9 million.

Class A-6 5% Convertible Preferred Stock

At November 22, 2005 and December 31, 2004, there were 300,000 shares of Class A-6 5% Convertible Preferred Stock authorized and 187,033 shares issued and outstanding with a liquidation preference of $3.1 million.

Class A-7 5% Convertible Preferred Stock

On May 31, 2004, the Company issued 1,767,548 shares of its Class A-7 5% Convertible Preferred Stock valued at $26.0 million as partial payment of its obligation under the Venusa acquisition’s earn-out provision. The liquidation value of the Class A-7 5% Convertible Preferred Stock was $14.72 per share. The Company determined the value of the Class A-7 5% Convertible Preferred Stock and phantom stock based on arms length negotiations between the Company and Venusa, and arms length negotiations between the Company and potential investors in the Company’s equity securities. The Company issued 244,832 additional Class A-7 shares during the 2005 Predecessor Period in connection with Venusa achieving certain earn-out targets for fiscal year 2004. There are no additional earn-out provisions requiring the Company to issue additional Class A-7 shares. At November 22, 2005 and December 31, 2004 there were 2,012,380 and 2,000,000 shares authorized, respectively.  At November 22, 2005 and December 31, 2004 there were 2,012,380 and 1,767,548 shares issued and outstanding with a liquidation preference of $29.6 million and $26.0 million, respectively.  In May 2005, the Company amended its Articles of Incorporation to increase the number of authorized shares of its Class A-7 5% Convertible Preferred Stock to issue the additional Class A-7 shares in connection with the Venusa earn-out.

Class A-8 5% Convertible Preferred Stock

On June 30, 2004, the Company sold 7,568,980 shares of its Class A-8 5% Convertible Preferred Stock for $88.0 million, net of approximately $1.8 million in fees. The liquidation value of the Class A-8 5% Convertible Preferred Stock was $14.28. In connection with the sale of these shares, the Company issued warrants to the Class A-8 shareholders which provided for the issuance of additional shares in the event Venusa achieved earn-out targets which entitle Venusa shareholders to additional shares of Class A-7 5% Convertible Preferred Stock. Venusa achieved the earn-out targets for fiscal year 2004 which required the Company to issue 181,746 additional Class A-8 shares during the 2005 Predecessor Period. There are no additional earn-out provisions requiring the Company to issue additional Class A-8 shares.  At November 22, 2005 and December 31, 2004, there were 9,000,000 shares authorized and 7,750,726 and 7,568,980 shares issued and outstanding with a liquidation preference of $110.7 million and $108.1 million, respectively.

Class A-9 5% Convertible Preferred Stock

On October 6, 2005, the Company issued 407,407 shares of its Class A-9 5% Convertible Preferred Stock valued at $16.2 million as partial payment of its acquisition of MTG. The liquidation value of the Class A-9 5% Convertible Preferred Stock was $27.00 per share. The Company determined the value of the Class A-9 5% Convertible Preferred Stock based on arms length negotiations between the Company and potential investors in the Company’s equity securities.  At November 22, 2005 there were 450,000 shares authorized, and 407,407 shares issued and outstanding with a liquidation preference of $11.0 million.

Class AA Convertible Preferred Stock

On May 31, 2000, the Company entered into a Securities Purchase Agreement with certain investors for the issuance of an aggregate of 515,882 shares of Class AA Convertible Preferred Stock in connection with the issuance of the Senior Notes and Senior Subordinated Notes—2007. The Class AA Convertible Preferred Stock was valued at $6.9 million and the Senior Notes and the Senior Subordinated Notes—2007 were discounted for the amount attributed to the stock.  On May 28, 2003 pursuant to an anti-dilution agreement, certain investors exercised their rights and acquired 31,620 shares of Class AA Convertible Preferred Stock at $0.01 per share.   Other investors exercised their rights to acquire an additional 2,380 shares of Class AA Convertible Preferred Stock at $0.01 per share during the 2005 Predecessor Period.   At November 22, 2005 and December 31, 2004, there were 1,000,000 shares authorized and 549,882 and 547,502 shares issued and outstanding, respectively, with a liquidation preference of $8.8 million.

Class AB Convertible Preferred Stock

On February 24, 2003, the Company increased the number of authorized Class AB Convertible Preferred shares from 750,000 to 1,200,000 and decreased their liquidation value from $17.75 per share to $16.50 per share.  As of November 22, 2005 and December 31, 2004, none were issued and outstanding.

Class AB Warrants

On February 28, 2003, the Company sold 1,136,364 shares of Class C Redeemable Preferred Stock for $16.50 per share. Each share of Class C Redeemable Preferred Stock was issued a warrant to purchase one share of the Company’s Class AB Convertible Preferred Stock at the exercise price of $0.01 per share. The warrants were valued at $6.2 million based on the present value of the expected return on investment assuming a three year return on investment of a discount rate of 30%. At November 22, 2005 and December 31, 2004, warrants to purchase 1,136,364 shares of Class AB Convertible Preferred Stock were outstanding and unexercised.  These warrants were acquired upon the closing of the Transaction.

11.          Redeemable and Convertible Preferred Stock

Class B-1 Convertible Preferred Stock

All Class B-1 Convertible Preferred Stock were redeemed during fiscal year 2004 at liquidation value, or $30,000.

Class B-2 Convertible Preferred Stock

At December 31, 2004 there were 300,000 authorized, issued and outstanding, respectively.  In May 2004, the Company issued 200,000 shares of its Class B-2 Convertible Preferred Stock at a value equal to the liquidation value of $0.10 per share to the Chief Executive Officer of the Company in respect of services performed. Liquidation value was determined to be the most appropriate method to record the Class B-2 Convertible Preferred Stock based on the likelihood that redemption will occur.  All Class B-2 Convertible Preferred Stock were redeemed at liquidation value, or $30,000, during the period from January 1, 2005 to November 22, 2005.

Class C Redeemable Preferred Stock

On February 28, 2003, the Company sold 1,136,364 shares of Class C Redeemable Preferred Stock for $18.8 million. The proceeds were used to fund the acquisition of Venusa. The shares were valued at $12.6 million. The difference of $6.2 million represents the portion of the proceeds attributable to the value of the warrants issued for each share of Class C Redeemable Preferred Stock to purchase one share of Class AB Convertible Preferred Stock at the exercise price of $0.01 per share.  The Company repurchased the Class C Redeemable Preferred Stock in June of 2004 at liquidation value, or $18.8 million.

The Company’s Consolidated Statement of Operations for 2004 includes $28.3 million of dividends on redeemable and convertible preferred stock which includes the $6.2 million difference between the carrying value of the Class C Redeemable Preferred Stock repurchased by the Company, and $22.1 million of dividends declared and paid by the Company.  As of November 22, 2005 and December 31, 2004, there were 63,636 shares of Class C Redeemable Preferred Stock authorized and no shares issued and outstanding.

12.          Related-Party Transactions

Successor

In connection with the Transactions, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transactions and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year.  During the period from November 23, 2005 to December 31, 2005, the Company paid management fees of $0.1 million to KKR.

Predecessor

The Company paid fees to KRG Capital Partners, LLC, which, as the general partner of the general partner of KRG/CMS L.P. beneficially owned a significant portion of the Company’s stock. During the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, the Company expensed KRG management fees, plus expenses, $0.5 million, $0.5 million and $0.6 million, respectively. Additionally, the Company incurred KRG transaction related fees, plus expenses, of $3.6 million, $2.3 million and $0.2 million for the period from January 1, 2005 to November 22, 2005 and the years ended December 31, 2004 and 2003, respectively.  The transaction related fees for the period from January 1, 2005 to November 22, 2005 are included in the Company’s statement of operations as merger related costs.  The transaction related fees for the years ended December 31, 2004 and 2003 were included as a part of the cost of the related acquisitions. During 2004, the Company paid preferred stock dividends to KRG/CMS L.P. of $10.2 million, and repurchased $8.3 million of Class C Redeemable Preferred Stock from KRG/CMS L.P.

DLJ Merchant Banking Partners III, L.P., and certain related funds including DLJ Merchant Banking III, Inc., owned a significant portion of the Company’s stock. During the period from January 1, 2005 to November 22, 2005 and the year ended

December 31, 2004, the Company expensed management fees, plus expenses of $0.4 million and $0.3 million, respectively, to DLJ Merchant Banking III, Inc.  During the period from January 1, 2005 to November 22, 2005, the Company incurred transaction related fees, plus expenses of $3.2 million which are included in the Company’s statement of operations as merger related costs.   Additionally, during the year ended December 31, 2004, the Company paid DLJ Merchant Banking III, Inc. $1.8 million in connection with the sale of Class A-8 5% Convertible Preferred Stock, paid $0.5 million of preferred stock dividends and repurchased $1.3 million of Class C Redeemable Preferred Stock from DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P., DLJ Investment Partners, L.P., and their permitted successors and transferees, which are affiliates of DLJ Merchant Banking Partners III, L.P.

An affiliate of DLJ Merchant Banking Partners III, Inc. acted as the sole lead arranger, sole book runner, collateral agent and administrative agent under our Subsidiary Credit Agreement, and as an initial purchaser of the Senior Subordinated Notes—2012, for which it received customary fees and expenses during the year ended December 31, 2004 of $8.8 million.

13.          Environmental Matters

At December 31, 2005, the Company had a long-term liability of $3.8 million related to the Collegeville remediation and a potential MedSource remediation. At December 31, 2004, the Company had a long-term liability of $4.8 million related to the Collegeville and MedSource remediation. The decrease in the liability from December 31, 2004 relates primarily to the reduction of the estimated liability for the MedSource remediation of $0.8 million based additional information made available to the Company.  The reduction of the MedSource remediation liability was recorded as a reduction to goodwill.  The Company has prepared estimates of its potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future. The clean up of these identified environmental matters is not expected to have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on consolidated financial results for a particular reporting period.

In 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation, a Pennsylvania corporation and a wholly owned subsidiary of the Company (“UTI Pennsylvania”), to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA requiring UTI Pennsylvania to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI Pennsylvania has implemented and is operating successfully a contamination treatment system approved by the EPA. MedSource’s subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

14.          Fair value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•                      Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

•                      Borrowings under the Credit Agreement—Borrowings under the credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.  The Company has entered into swap and collar agreements to minimize exposures to changes in variable interest rates. The swap and collar agreements have been designated as for cash flow hedges.

Changes in the fair value of the swap and collar derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged interest expense affects earnings.   The fair value of the swap and collar liability at December 31, 2005 was $668,201.

•                      Borrowings under the Senior Subordinated Notes—2012—Borrowings under the Senior Subordinated Notes—2012 have a fixed rate that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of is fair value.

At December 31, 2005, the Company had an outstanding interest rate swap agreement to effectively convert LIBOR-based variable rate debt to fixed rate debt.   At December 31, 2005, the notional amount of the swap contract in place was $250.0 million and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. The Company will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and is obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2005, the Company also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  The effective date of the collar agreement is February 27, 2006.  At December 31, 2005, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor.

15.          Business Segments

Concurrent with the acquisition of MedSource on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

The following table presents net sales by country or geographic region based on the location of the customer for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	Predecessor			Successor
	Years Ended December 31		Period From January 1 to November 22	Period From November 23 to December 31
	2003	2004	2005	2005
Net sales:
United States	$143,634	$270,513	$348,099	$40,756
Ireland	7,270	16,620	20,525	2,772
Germany	8,271	11,160	12,325	1,505
Netherlands	3,969	5,218	6,750	461
United Kingdom	2,312	3,442	3,041	656
France	401	1,206	3,057	124
Other Western Europe	3,622	6,593	4,975	619
Asia Pacific	1,799	1,793	1,902	788
Eastern Europe	1,346	1,641	1,085	509
Central and South America	1,022	1,173	8,966	1,030
Other	577	810	1,009	192
Total	$174,223	$320,169	$411,734	$49,412

The following table presents long-lived assets based on the location of the asset (in thousands):

	Predecessor	Successor
	December 31	December 31
	2004	2005
Long lived assets:
United States	$467,157	$1,265,768
England	510	518
Germany	2,229	1,862
Ireland	2,102	2,979
Mexico	2,388	3,392
Total	$474,386	$1,274,519

The table above includes goodwill and intangibles and other assets of $371,334,590 and $1,131,453,705 in 2004 and 2005, respectively which are included in U.S. long-lived assets.

16.          Commitments and Contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2021, which are accounted for as operating leases.

Aggregate rental expense for the 2005 Successor period, the 2005 Predecessor Period and the years ended December 31, 2004 and 2003 was $883,660, $6,616,672, $5,679,107 and $3,131,878, respectively. The future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2006	$6,118
2007	5,406
2008	4,783
2009	4,551
2010	4,178
Thereafter	19,358
Total	$44,394

The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

17.          Supplemental Guarantor Condensed Consolidating Financial Statements

On November 22, 2005, the Company issued $305,000,000 in principal amount of 10 1/2% Senior Subordinated Notes due 2013. In connection with the issuance, all of its domestic subsidiaries have guaranteed (the “Subsidiary Guarantors”) on a joint and several, full and unconditional basis. Certain foreign subsidiaries (the “Non Guarantor Subsidiaries”) have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company (“Parent”), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2005 and December 31, 2004 and the condensed consolidating statements of operations and cash flows for the 2005 Successor Period, the 2005 Predecessor Period and the years ending December 31, 2004 and 2003.

Condensed Consolidating Balance Sheets - Successor

December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448
Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Condensed Consolidating Balance Sheets - Predecessor

December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$14,705	$1,299	$—	$16,004
Receivables, net	—	46,805	1,549	—	48,354
Inventories	—	55,686	2,328	—	58,014
Prepaid expenses and other	—	3,299	172	—	3,471
Total current assets	—	120,495	5,348	—	125,843
Property, plant and equipment, net	—	80,907	5,038	—	85,945
Intercompany receivable	49,072	—	524	(49,596)	—
Investment in subsidiaries	77,966	6,571	—	(84,537)	—
Goodwill	—	289,461	—	—	289,461
Intangibles, net	—	81,874	—	—	81,874
Other assets, net	—	17,135	(29)	—	17,106
Total assets	$127,038	$596,443	$10,881	$(134,133)	$600,229
Current portion of long-term debt	$—	$1,961	$—	$—	$1,961
Accounts payable	—	19,360	1,087	—	20,447
Accrued liabilities	(10,453)	59,433	1,592	—	50,572
Total current liabilities	(10,453)	80,754	2,679	—	72,980
Note payable and long-term debt	—	366,091	—	—	366,091
Other long-term liabilities	—	71,632	1,631	(49,596)	23,667
Total liabilities	(10,453)	518,477	4,310	(49,596)	462,738
Redeemable and convertible preferred stock	30	—	—	—	30
Equity	137,461	77,966	6,571	(84,537)	137,461
Total liabilities and equity	$127,038	$596,443	$10,881	$(134,133)	$600,229

Condensed Consolidating Statements of Operations - Successor

Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$47,437	$2,035	$(60)	$49,412
Cost of sales	10,024	33,406	1,163	(60)	44,533
Selling, general and administrative expenses	—	7,094	204	—	7,298
Research and development expenses	—	309	43	—	352
Restructuring and other charges	—	303	8	—	311
Merger related costs	8,000	—	—	—	8,000
Amortization of intangibles	1,273	566	—	—	1,839
Income (loss) from operations	(19,297)	5,759	617	—	(12,921)
Interest expense, net	9,287	14	—	—	9,301
Other expense (income)	—	170	(368)	—	(198)
Equity in earnings (losses) of affiliates	6,082	1,090	—	(7,172)	—
Income tax expense (benefit)	—	583	(105)	—	478
Net income (loss)	$(22,502)	$6,082	$1,090	$(7,172)	$(22,502)

Condensed Consolidating Statements of Operations - Predecessor

Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$395,172	$17,039	$(477)	$411,734
Cost of sales	—	273,361	10,145	(477)	283,029
Selling, general and administrative expenses	13,840	55,572	2,108	—	71,520
Research and development expenses	—	2,342	313	—	2,655
Restructuring and other charges	—	4,009	145	—	4,154
Merger related costs	—	47,925	—	—	47,925
Amortization of intangibles	—	5,730	—	—	5,730
Income from operations	(13,840)	6,233	4,328	—	(3,279)
Interest expense, net	—	43,227	6	—	43,233
Other expense (income)	—	30,280	(295)	—	29,985
Equity in earnings (losses) of affiliates	(68,473)	3,245	—	65,228	—
Income tax expense	—	4,444	1,372	—	5,816
Net income (loss)	$(82,313)	$(68,473)	$3,245	$65,228	$(82,313)

Condensed Consolidating Statements of Operations - Predecessor

Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305,275	$15,793	$(899)	$320,169
Cost of sales	—	224,689	10,606	(899)	234,396
Selling, general and administrative expenses	189	43,043	2,680	—	45,912
Research and development expenses	—	2,426	242	—	2,668
Restructuring and other charges	—	3,600	—	—	3,600
Amortization of intangibles	—	5,539	—	—	5,539
Income (loss) from operations	(189)	25,978	2,265	—	28,054
Interest expense, net	4,940	21,680	259	—	26,879
Other expense (income)	1,731	2,388	(807)	—	3,312
Equity in earnings (losses) of affiliates	(1,435)	2,485	—	(1,050)	—
Income tax expense (benefit)	(2,675)	5,830	328	—	3,483
Net income (loss)	$(5,620)	$(1,435)	$2,485	$(1,050)	$(5,620)

Condensed Consolidating Statements of Operations - Predecessor

Year ended December 31, 2003 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$163,231	$11,190	$(198)	$174,223
Cost of sales	—	113,291	7,936	(198)	121,029
Selling, general and administrative expenses	191	26,408	2,013	—	28,612
Research and development expenses	—	2,405	198	—	2,603
Restructuring and other charges	—	1,487	—	—	1,487
Amortization of intangibles	—	4,828	—	—	4,828
Income (loss) from operations	(191)	14,812	1,043	—	15,664
Interest expense, net	5,823	10,510	254	—	16,587
Other expense (income)	—	522	(513)	—	9
Equity in earnings (losses) of affiliates	(11,148)	1,009	—	10,139	—
Income tax expense (benefit)	(2,358)	15,937	293	—	13,872
Net income (loss)	$(14,804)	$(11,148)	$1,009	$10,139	$(14,804)

Condensed Consolidating Statements of Cash Flows - Successor

Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(7,224)	$(76,335)	$1,598	$—	$(81,961)
Cash flows from investing activities:
Capital expenditures	—	(6,110)	(155)	—	(6,265)
Transferred assets		285	(285)	—
Proceeds form sale of equipment	—	187	—	—	187
Acquisitions, net of cash acquired	—	(54)	—	—	(54)
Acquisition of Accellent Inc.	(796,720)	—	—	—	(796,720)
Net cash used in investing activities	(796,720)	(5,692)	(440)	—	(802,852)
Cash flows from financing activities:
Borrowings	700,948	—	—	—	700,948
Repayments	—	(408,594)	—	—	(408,594)
Deferred financing fees	(24,004)	(8)	—	—	(24,012)
Capital contribution from parent	611,000	—	—	—	611,000
Intercompany advances	(484,000)	484,615	(615)	—	—
Cash flows provided by (used for) financing activities	803,944	76,013	(615)	—	879,342
Effect of exchange rate changes in cash	—	(2)	9	—	7
Net increase (decrease) in cash and cash equivalents	—	(6,016)	552	—	(5,464)
Cash and cash equivalents, beginning of year	—	12,829	1,304	—	14,133
Cash and cash equivalents, end of year	$—	$6,813	$1,856	$—	$8,669

Condensed Consolidating Statements of Cash Flows - Predecessor

Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$3,552	$27,555	$3,622	$—	$34,729
Cash flows from investing activities:
Capital expenditures	—	(21,745)	(1,151)	—	(22,896)
Transferred assets	—	201	(201)	—
Proceeds form sale of equipment	—	96	—	—	96
Acquisitions, net of cash acquired	—	(51,618)	—	—	(51,618)
Net cash used in investing activities	—	(73,066)	(1,352)	—	(74,418)
Cash flows from financing activities:
Borrowings	—	42,000	—	—	42,000
Repayments	—	(3,190)	—	—	(3,190)
Repurchase of redeemable and convertible preferred stock	(30)	—	—	—	(30)
Deferred financing fees	—	(951)	—	—	(951)
Proceeds from exercise of stock options	203	—	—	—	203
Intercompany advances	(3,725)	5,852	(2,127)	—	—
Cash flows provided by (used for) financing activities	(3,552)	43,711	(2,127)	—	38,032
Effect of exchange rate changes in cash	—	(76)	(138)	—	(214)
Net increase (decrease) in cash and cash equivalents	—	(1,876)	5	—	(1,871)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of year	$—	$12,829	$1,304	$—	$14,133

Condensed Consolidating Statements of Cash Flows - Predecessor

Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(4,797)	$23,196	$3,832	$—	$22,231
Cash flows from investing activities:
Capital expenditures	—	(12,774)	(1,126)	—	(13,900)
Proceeds form sale of equipment	—	1,413	—	—	1,413
Acquisitions, net of cash acquired	—	(214,982)	—	—	(214,982)
Other noncurrent assets	—	93	—	—	93
Net cash used in investing activities	—	(226,250)	(1,126)	—	(227,376)
Cash flows from financing activities:
Borrowings	—	372,000	—	—	372,000
Repayments	(74,478)	(110,561)	—	—	(185,039)
Repurchase of redeemable and convertible preferred stock	(12,583)	—	—	—	(12,583)
Dividends paid on redeemable and convertible preferred stock	(28,294)	—	—	—	(28,294)
Deferred financing fees	—	(17,061)	—	—	(17,061)
Proceeds from sale of stock	88,048	—	—	—	88,048
Intercompany advances	32,104	(30,063)	(2,041)	—	—
Cash flows provided by (used for) financing activities	4,797	214,315	(2,041)	—	217,071
Effect of exchange rate changes in cash	—	36	68	—	104
Net increase (decrease) in cash and cash equivalents	—	11,297	733	—	12,030
Cash and cash equivalents, beginning of year	—	3,408	566	—	3,974
Cash and cash equivalents, end of year	$—	$14,705	$1,299	$—	$16,004

Condensed Consolidating Statements of Cash Flows - Predecessor

Year ended December 31, 2003 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(2,262)	$14,911	$1,766	$(23)	$14,392
Cash flows from investing activities:
Capital expenditures	—	(5,193)	(1,178)	—	(6,371)
Transferred assets	—	140	(140)	—	—
Proceeds form sale of equipment	—	79	14	—	93
Acquisitions, net of cash acquired	—	(14,442)	52	—	(14,390)
Other noncurrent assets	—	298	—	—	298
Net cash used in investing activities	—	(19,118)	(1,252)	—	(20,370)
Cash flows from financing activities:
Borrowings	—	8,000	—	—	8,000
Repayments	—	(22,067)	—	—	(22,067)
Deferred financing fees	—	(673)	—	—	(673)
Intercompany advances	(16,455)	16,899	(455)	11	—
Proceeds from redeemable and convertible preferred stock	18,717	—	—	—	18,717
Cash flows provided by (used for) financing activities	2,262	2,159	(455)	11	3,977
Effect of exchange rate changes in cash	—	46	52	—	98
Net increase (decrease) in cash and cash equivalents	—	(2,002)	111	(12)	(1,903)
Cash and cash equivalents, beginning of year	—	5,410	455	12	5,877
Cash and cash equivalents, end of year	$—	$3,408	$566	$—	$3,974

ACCELLENT INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Successor Period From November 23, 2005 to December 31, 2005 ($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other (a)	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
December 31, 2005	$982	$(58)	$—	$(379)	$545

Amounts in Thousands	Balance at |Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
December 31, 2005	$1,226	$764	$—	$(1,038)	$952

For the Predecessor Period From January 1, 2005 to November 22, 2005 and the Years Ended December 31, 2004 and 2003 ($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other (a)	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
November 22, 2005	$2,066	$(216)	$26	$(894)	$982
December 31, 2004	$670	$850	$851	$(305)	$2,066
December 31, 2003	$830	$172	$—	$(332)	$670

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
November 22, 2005	$843	$8,506	$—	$(8,123)	$1,226
December 31, 2004	$304	$7,124	$—	$(6,585)	$843
December 31, 2003	$—	$3,847	$—	$(3,543)	$304

(a)            Other amounts for the period from January 1, 2005 to November 22, 2005 include the reserve balances acquired from MTG and Campbell of $43,227, which was offset partially by translation of reserve balances from foreign subsidiaries of  $16,848.  Other amounts for the year ended December 31, 2004 represent the reserve balance for MedSource as of the acquisition date of June 30, 2004.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005).

2.2

Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005).

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005)

4.1

Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

4.2

Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.1

Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.2

Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.3

Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.4

Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005).

10.5*

2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.6

Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.7*

Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.8*

Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.9*

Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.10

Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.11

Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.12

Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.13

Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc. (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Quarterly Report on Form 10-Q, filed on November 1, 2005).

10.14

Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.’s Current Report on Form 8-K, filed on April 28, 2004).

10.15*

Employment Agreement, dated as of September 15, 2003, between Accellent Inc. and Ron Sparks (incorporated by reference to Exhibit 10.1 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.16*

Employment letter dated July 19, 2004 between Accellent Inc. and Gary Curtis (incorporated by reference to Exhibit 10.2 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.17

Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

10.18*

Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.3 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.19*

Employment Agreement, dated July 1, 2004, between Accellent Inc. and Daniel C. Croteau (incorporated by reference to Exhibit 10.5 of Accellent Corp.’s Annual Report on Form 10-K, filed on March 15, 2005).

10.20*

Trade Secrets Agreement and Employment Contract, dated April 7, 2003, between Accellent Inc. and Gary D. Curtis (incorporated by reference to Exhibit 10.7 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.21*

Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 22, 2003, between Accellent Inc. and Gary D. Curtis (incorporated by reference to Exhibit 10.8.1 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.22*

Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.8.2 of Accellent Corp.’s Registration Statement on Form S-4, filed on August 30, 2004).

10.23*

Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated September 15, 2004, between Accellent Inc. and Daniel C. Croteau (incorporated by reference to Exhibit 10.8.4 of Accellent Corp.’s Annual Report on Form 10-K, filed on March 15, 2005).

10.24*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)

10.25*

Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).

10.26	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).

10.27*	Accellent Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Registration Statement on Form S-4, filed on February 14, 2006).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*              Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.