Form 10-Q
period 2006-03-31
ACCELLENT INC
filed 2006-05-05
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 Commission File Number: 333-130470

Accellent Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	84-1507827 (I.R.S. Employer Identification Number)

100 Fordham Road
Wilmington, Massachusetts	01887
(Address of registrant’s principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code:	(978) 570-6900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐No  ☒

      As of May 5, 2006, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

Table of Contents

PART I	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	ITEM 4.	Controls and Procedures

PART II	OTHER INFORMATION

	ITEM 1.	Legal Proceedings

	ITEM 1A.	Risk Factors

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	ITEM 3.	Defaults Upon Senior Securities

	ITEM 4.	Submission of Matters to a Vote of Security Holders

	ITEM 5.	Other Information

	ITEM 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2005 and March 31, 2006
(in thousands)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,669	$3,661
Accounts receivable, net of allowances of $1,497 and $1,828, respectively	54,916	60,880
Inventories	66,467	70,509
Prepaid expenses and other	3,877	3,673
Total current assets	133,929	138,723
Property and equipment, net	116,587	120,982
Goodwill	855,345	855,143
Intangibles, net	276,109	271,808
Deferred financing costs and other assets	26,478	28,506
Total assets	$1,408,448	$1,415,162
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,045
Accounts payable	21,289	27,922
Accrued payroll and benefits	12,982	9,210
Accrued interest	6,110	13,998
Accrued income taxes	4,634	4,416
Accrued expenses	15,424	13,556
Total current liabilities	64,457	73,147
Notes payable and long-term debt	697,074	701,146
Other long-term liabilities	28,117	46,570
Total liabilities	789,648	820,863
Stockholder’s equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	641,948	623,985
Accumulated other comprehensive (loss) income	(646)	2,944
Retained deficit	(22,502)	(32,630)
Total stockholder’s equity	618,800	594,299
Total liabilities and stockholder’s equity	$1,408,448	$1,415,162

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2006
(in thousands)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net sales	$108,874	$121,680
Cost of sales	76,857	90,347
Gross profit	32,017	31,333
Selling, general and administrative expenses	15,169	16,980
Research and development expenses	665	976
Restructuring and other charges	850	1,730
Amortization of intangibles	1,573	4,301
Income from operations	13,760	7,346
Interest expense, net	(7,985)	(15,774)
Other income (expense)	27	(26)
Income (loss) before income taxes	5,802	(8,454)
Income tax expense	2,639	1,674
Net income (loss)	$3,163	$(10,128)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2006
(in thousands)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
OPERATING ACTIVITIES:
Net income (loss)	$3,163	$(10,128)
Cash (used in) provided by operating activities:
Depreciation and amortization	5,336	8,174
Amortization of debt discounts and non-cash interest accrued	816	970
Deferred income taxes	1,750	671
Non-cash compensation charge	64	1,712
Impact of inventory step-up related to inventory sold	—	6,422
(Gain) loss on disposal of assets	(20)	17
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(4,156)	(5,929)
Increase in inventories	(1,173)	(10,404)
(Increase) decrease in prepaid expenses and other	(224)	141
(Decrease) increase in accounts payable and accrued expenses	(9,948)	10,238
Repurchase of employee stock options	—	(845)
Net cash (used in) provided by operating activities	(4,392)	1,039
INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(3,173)	(9,132)
Proceeds from sale of assets	32	217
Acquisition of business	(13)	(117)
Net cash used in investing activities	(3,154)	(9,032)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	5,000
Principal payments on long-term debt	(491)	(1,026)
Repurchase of parent company common stock	—	(78)
Deferred financing fees	(749)	(952)
Net cash (used in) provided by financing activities	(1,240)	2,944
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(47)	41
Decrease in cash and cash equivalents	(8,833)	(5,008)
Cash and cash equivalents at beginning of period	16,004	8,669
Cash and cash equivalents at end of period	$7,171	$3,661

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the required adoption of SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet data at December 31, 2005 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

Although Accellent Inc. continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying unaudited condensed consolidated statements of operations and cash flows are presented for two periods:  Predecessor and Successor, which relate to the period preceeding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of Accellent Inc. and subsidiaries for both the Predecessor and Successor periods.

Nature of Operations

The Company is engaged in providing product development and design services, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15,

2005. The adoption of SFAS No. 151 on January 1, 2006 did not have a material impact on the Company’s results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective for the Company’s first annual period that begins after December 31, 2005. The Company adopted SFAS No. 123R on January 1, 2006. For a discussion of the impact of SFAS No. 123R on the Company’s results of operations, financial position and cash flows, see Note 3 to these unaudited condensed consolidated financial statements.

2. Acquisitions

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

During the quarter ended March 31, 2006, the Company revised the purchase price allocation recorded in connection with the Transaction which resulted in a reduction to goodwill of approximately $0.2 million. The reduction was principally due to a reduction in severance and facility closure liabilities due to revised costs to close certain former MedSource facilities.

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

The following unaudited pro forma consolidated financial information reflects the purchase of Campbell and MTG, and the Transaction as if all had occurred as of January 1, 2005. This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions and the Transaction had occurred on the date indicated, or that may be reported in the future (in thousands):

Predecessor Period Ended March 31, 2005
Net sales	$115,500
Net loss	(4,295)

The pro forma net loss for the three months ended March 31, 2005 includes $0.9 million of restructuring charges.

3. Stock Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment.”  SFAS No. 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans.

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five year period (“Performance-Based”). The total number of shares authorized under the plan is 14,374,633.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company can elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination. As a result of this re-purchase feature, and the Company’s history of exercising this re-purchase feature, Roll-Over options are recorded as a liability and adjusted to fair value at the end of each accounting period until such options are exercised, forfeited or expired. During the quarter ended March 31, 2006, the Company exercised its repurchase rights and acquired 225,277 Roll-Over options from terminating employees at a cost of $844,787. As of March 31, 2006, the Company had 4,675,830 Roll-Over options outstanding at an aggregate value of $18,752,606 which is included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

Time-Based and Performance-Based options granted during the quarter ended March 31, 2006 have an exercise price of $5.00 per share and a fair value of $2.11 per share based on the Black-Scholes option-pricing model using the following assumptions:  expected term to exercise 6.5 years; expected volatility 32.24%; risk-free rate of 4.54%; and no dividend yield. Expected volatility is based on the implied volatility of the Company’s peer group. The Company has no historical volatility since its shares have never been publicly traded. The requisite service period is 5 years from date of grant.

For the quarter ended March 31, 2006, the Company recognized stock based compensation expense of $1,712,478, including $71,649 recorded as cost of sales and $1,640,829 recorded as selling, general and administrative expense.  The Company records share-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award. For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable. The Company has determined that the achievement of performance targets for all Performance-Based options is probable at March 31, 2006. Total stock based compensation expense recorded for Performance-Based options based on the probable achievement of future performance targets through March 31, 2006 was approximately $0.9 million. If the achievement of performance targets becomes less than probable, the Company would reverse previously recorded stock based compensation expense for unvested Performance-Based options.

Stock option transaction activity during the three months ended March 31, 2006 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted averge exercise price	Number of shares	Weighted averge exercise price
Outstanding at December 31, 2005	7,606,511	$5.00	4,901,107	$1.25
Granted	130,000	5.00	—	—
Exercised	—	—	(225,277)	1.25
Forfeited	(321,970)	5.00	—	—
Outstanding at March 31, 2006	7,414,541	5.00	4,675,830	1.25

Exercisable at March 31, 2006	—	$—	4,675,830	$1.25

As of March 31, 2006, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.7 years. As of March 31, 2006, the weighted average remaining contractual life of the Roll-Over options was 7.6 years.

As of March 31, 2006, the Company had approximately $12.2 million of unearned stock based compensation expense that will be recognized over approximately the next 5 years.

Prior to the Transaction, the Company applied APB No. 25 in accounting for its stock option and award plans. Accordingly, compensation expense was recorded only for certain stock options granted at exercise prices that were below the fair value of the underlying common stock on the grant date, and the grant date value of restricted stock grants.  Had compensation expense for all employee share-based plans been determined consistent with the terms of SFAS No. 123, “Accounting for Stock-Based Compensation,”  the Company’s net income for the quarter ended March 31, 2005 would have been the pro forma amounts indicated below (in thousands):

Predecessor Period Ended March 31, 2005
Net income:
As reported	$3,163
Add total stock compensation expense, net of tax, included in income as reported	39
Less total stock compensation expense—fair value method net of tax	(367)
Pro forma net income	$2,835

During the quarter ended March 31, 2005, the Company granted stock options under the Predecessor stock option plan at an exercise price of $8.18 per share and a fair value of $3.66 per share based on the Black-Scholes option-pricing model using the following assumptions:  expected term to exercise of 8.0 years; expected volatility of 30.06%; risk-free rate of 4.29%; and no dividend yield. All stock options granted under the Predecessor stock option plan were either sold or exchanged in connection with the Transaction.

4. Restructuring and Other Charges

In connection with the MedSource acquisition, the Company identified $17.1 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.1 million in severance payments, and $7.0 million in lease and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2008. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

In connection with the Transaction, the Company identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments. Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. The cost of this restructuring plan was reflected in the purchase price of the Company by KKR and Bain in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized $1.7 million of restructuring charges during the quarter ended March 31, 2006, including $1.2 million of severance costs and $0.5 million of other exit costs. Severance costs include $1.0 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.1 million for the elimination of 120 manufacturing positions in the Company’s Juarez, Mexico facility due to the pending expiration of a customer contract and $0.1 million to record retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing, to other existing facilities of the Company.

The Company recognized $0.9 million of restructuring charges and acquisition integration costs during the quarter ended March 31, 2005, including $0.3 million of severance costs and $0.5 million of other exit costs including costs to move production processes from three facilities that are closing to other production facilities of the Company. The Company followed the guidance of SFAS No. 146 for all restructuring charges recorded during the quarter ended March 31, 2005. In addition, the Company incurred $0.1 million of costs for the integration of MedSource during the quarter ended March 31, 2005, comprised primarily of outside professional services.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment to restructure accruals recorded in connection with acquisitions	(46)	(114)	(160)
Restructuring and integration charges incurred	1,225	505	1,730
Paid year-to-date	(1,069)	(678)	(1,747)
Balance as of March 31, 2006	$3,751	$6,253	$10,004

5. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of interest rate hedging instruments on the Company’s indebtedness. For the three months ended March 31, 2005 and 2006, the Company reported comprehensive income (loss) of (in thousands):

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006

Net income (loss)	$3,163	$(10,128)
Gain on interest rate hedging instruments	—	3,466
Cumulative translation adjustments	(320)	124
Comprehensive income (loss)	$2,843	$(6,538)

Borrowings under the Company’s senior secured credit facility (the “Credit Agreement”) have variable interest rates. The Company has entered into swap and collar agreements to minimize exposures to changes in variable interest rates. The swap and collar agreements have been designated as cash flow hedges.

Changes in the fair value of the swap and collar derivative are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings.  Additional interest expense of $11,668 was recorded for the three months ended March 31, 2006 relating to the swap and collar agreements. The fair value of the swap and collar asset at March 31, 2006 was $2.8 million, and is included in deferred financing and other assets in the unaudited condensed consolidated balance sheet.  The fair value of the swap and collar liability at December 31, 2005 was $0.7 million and was included in other long-term liabilities in the unaudited condensed consolidated balance sheet. The change in fair value of the derivative instrument of $3.5 million was recorded in other comprehensive income (loss) for the three months ended March 31, 2006.

6. Inventories

Inventories at December 31, 2005 and March 31, 2006 consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Raw materials	$24,201	$29,199
Work-in-process	22,388	24,919
Finished goods	19,878	16,391
Total	$66,467	$70,509

7. Short-term and long-term debt

Long-term debt at December 31, 2005 and March 31, 2006 consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Credit Agreement dated November 22, 2005, term loan, interest at 6.39% at December 31, 2005 and 6.80% at March 31, 2006	400,000	399,000
Credit Agreement dated November 22, 2005, revolving loan, interest at 9.00% at March 31, 2006	—	5,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10½%	305,000	305,000
Capital lease obligations	88	62
Total debt	705,088	709,062
Less—unamortized discount on senior subordinated notes	(3,996)	(3,871)
Less—current portion	(4,018)	(4,045)
Long term debt, excluding current portion	$697,074	$701,146

The Company’s Credit Agreement includes $400.0 million of term loans and up to $75.0 million available under a revolving credit facility. During the quarter ended March 31, 2006, the Company drew $5.0 million in revolving credit loans under the Credit Agreement. As of March 31, 2006, $6.3 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $63.7 million available.

As of March 31, 2006, the Company was in compliance with the covenants under the Credit Agreement and the Senior Subordinated Notes due 2013 (the “Notes”).

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest. The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at March 31, 2006, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

8. Income taxes

For the quarter ended March 31, 2006, the Company provided income taxes of $1.7 million based on the estimated annual effective tax rate for the year applied to foreign and state ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items) and also includes a discrete amount related to the amortization of goodwill and intangible assets. There is no federal regular income tax provision provided for as the Company incurred a loss for the quarter ended March 31, 2006. If the Company has taxable income in a subsequent quarter, the benefit received from the utilization of its net operating loss carryforwards against that taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. The effective tax rate for the quarter ended March 31, 2006 was (19.8%), compared to the effective tax rate of 45.5% for the same period in 2005. The effective rate for the quarter ended March 31, 2006 differs from the same period in 2005 primarily due to a net loss incurred for the quarter ended March 31, 2006.

The Company paid cash for income taxes of $1.2 million for the quarter ended March 31, 2006 and $1.0 million during the same period of 2005. The Company continues to evaluate its tax reserves under SFAS No. 5, Accounting for Contingencies, which requires the Company to accrue for losses it believes are probable and can be reasonably estimated. The amount reflected in the unaudited condensed consolidated balance sheet at March 31, 2006 is considered adequate based on the assessment of many factors including, state apportionment, results of tax audits, and interpretations of tax law applied to the facts of each matter. It is reasonably possible that the tax reserves could be increased or decreased in the near term based on these factors.

9. Capital Stock and Redeemable Preferred Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 per value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the three months ended March 31, 2006 (in thousands):

Additional paid-in capital
Beginning balance, January 1, 2006	$641,948
Stock-based compensation expense	1,710
Reclassification of Roll-Over options to a liability under SFAS No. 123R	(19,595)
Repurchase of parent company common stock	(78)
Ending balance, March 31, 2006	$623,985

In accordance with the guidance of FASB Interpretation No. 44, the Company recorded the Roll-Over options exchanged in the Transaction as consideration for the acquisition of the Company. The fair value of the Roll-Over options as of the Transaction closing date was recorded as additional paid-in capital. Upon adoption of SFAS No. 123R, the Roll-Over options were reclassified as a liability due to certain terms and conditions included in the Roll-Over options. For a further discussion of the Roll-Over options, see Note 3 to these unaudited condensed consolidated financial statements.

10. Pension Plans

Components of the Company’s net periodic pension cost for the three months ended March 31, 2005 and 2006 were as follows (in thousands):

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006
Service cost	$24	$26
Interest cost	35	36
Expected return of plan assets	(14)	(15)
Recognized net actuarial loss	12	8
	$57	$55

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2006, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $74,000 for fiscal year 2006.

11. Supplemental Guarantor Condensed Consolidating Financial Statements

In connection with Accellent Inc.’s issuance of the Notes, all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three months ended March 31, 2006 and 2005 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, and cash flows for the three months ended March 31, 2006 and 2005.

Consolidating Statements of Operations - Successor
Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,768	$5,108	$(196)	$121,680
Cost of sales	6,422	81,015	3,106	(196)	90,347
Selling, general and administrative expenses	—	16,486	494	—	16,980
Research and development expenses	—	877	99	—	976
Restructuring and other charges	—	1,730	—	—	1,730
Amortization of intangibles	4,301	—	—	—	4,301
Income (loss) from operations	(10,723)	16,660	1,409	—	7,346
Interest expense	15,739	35	—	—	15,774
Other expense (income)	—	108	(82)	—	26
Equity in earnings of affiliates	16,334	1,084	—	(17,418)	—
Income tax expense	—	1,267	407	—	1,674
Net income (loss)	$(10,128)	$16,334	$1,084	$(17,418)	$(10,128)

Consolidating Statements of Operations - Predecessor
Three months ended March 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,672	$4,286	$(84)	$108,874
Cost of sales	—	74,247	2,694	(84)	76,857
Selling, general and administrative expenses	39	14,606	524	—	15,169
Research and development expenses	—	592	73	—	665
Restructuring and other charges	—	839	11	—	850
Amortization of intangibles	—	1,573	—	—	1,573
Income (loss) from operations	(39)	12,815	984	—	13,760
Interest expense (income)		7,985	—	—	7,985
Other expense (income)	—	6	(33)	—	(27)
Equity in earnings of affiliates	3,187	756	—	(3,943)	—
Income tax expense (benefit)	(15)	2,393	261	—	2,639
Net income (loss)	$3,163	$3,187	$756	$(3,943)	$3,163

Condensed Consolidating Balance Sheets
March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,661	$1,000	$—	$3,661
Receivables, net	—	58,910	2,000	(30)	60,880
Inventories	—	67,462	3,047	—	70,509
Prepaid expenses and other	80	3,469	124	—	3,673
Total current assets	80	132,502	6,171	(30)	138,723
Property, plant and equipment, net	—	114,656	6,326	—	120,982
Intercompany receivable	75,427	—	4,277	(79,704)	—
Investment in subsidiaries	92,034	11,266	—	(103,300)	—
Goodwill	855,143	—	—	—	855,143
Intangibles, net	271,808	—	—	—	271,808
Deferred financing costs and other assets	27,124	1,358	24	—	28,506
Total assets	$1,321,616	$259,782	$16,798	$(183,034)	$1,415,162

Current portion of long-term debt	$4,000	$45	$—	$—	$4,045
Accounts payable	—	26,599	1,355	(32)	27,922
Accrued liabilities	3,435	35,256	2,489	—	41,180
Total current liabilities	7,435	61,900	3,844	(32)	73,147
Note payable and long-term debt	701,129	17	—	—	701,146
Other long-term liabilities	18,753	105,831	1,688	(79,702)	46,570
Total liabilities	727,317	167,748	5,532	(79,734)	820,863
Equity	594,299	92,034	11,266	(103,300)	594,299
Total liabilities and equity	$1,321,616	$259,782	$16,798	$(183,034)	$1,415,162

Condensed Consolidating Balance Sheets
December 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statements of Cash Flows - Successor
Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,890)	$4,879	$1,050	$—	$1,039
Cash flows from investing activities:				—
Capital expenditures	—	(8,401)	(731)	—	(9,132)
Transferred assets	5	(5)	—	—	—
Proceeds from sale of equipment	—	217	—	—	217
Acquisitions, net of cash acquired	—	(117)	—	—	(117)
Net cash (used in) provided by investing activities	5	(8,306)	(731)	—	(9,032)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	—	—	—	5,000
Principal payments on debt	(1,000)	(26)	—		(1,026)
Repurchase of parent company common stock	(78)	—	—	—	(78)
Intercompany advances	1,915	(710)	(1,205)	—	—
Deferred financing fees	(952)	—	—	—	(952)
Cash flows provided by (used in) financing activities	4,885	(736)	(1,205)	—	2,944
Effect of exchange rate changes in cash	—	11	30	—	41
Net decrease in cash and cash equivalents	—	(4,152)	(856)	—	(5,008)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of year	$—	$2,661	$1,000	$—	$3,661

11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Consolidating Statements of Cash Flows - Predecessor
Three months ended March 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$10	$(4,579)	$177	$—	$(4,392)
Cash flows from investing activities:				—
Capital expenditures	—	(3,027)	(146)	—	(3,173)
Transferred assets	—	10	(10)	—	—
Proceeds from sale of equipment	—	32	—	—	32
Acquisitions, net of cash acquired	—	(13)	—	—	(13)
Net cash used in investing activities	—	(2,998)	(156)	—	(3,154)
Cash flows from financing activities:
Principal payments on debt	—	(491)	—	—	(491)
Intercompany advances	(10)	983	(973)	—	—
Deferred financing fees	—	(749)	—	—	(749)
Cash flows used in financing activities	(10)	(257)	(973)	—	(1,240)
Effect of exchange rate changes in cash	—	(15)	(32)	—	(47)
Net decrease in cash and cash equivalents	—	(7,849)	(984)	—	(8,833)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of year	$—	$6,856	$315	$—	$7,171

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 30, 2006 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2005. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this Form 10-Q to “Accellent,” “we,” “our” and “us” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transaction (as described below).

Overview

We are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry according to market share comparisons by the Millennium Research Group. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers with reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. During the first quarter of 2006, our top 10 customers accounted for approximately 61% of net sales with three customers each accounting for greater than 10% of net sales.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific is currently transferring a number of products currently assembled by us to its own assembly operation. We expect this transfer to be complete by the end of our second quarter of 2006.  Based on current estimates, we expect net sales from Boston Scientific to decrease annually by approximately $40 million, with the substantial majority of the net sales decrease taking place in 2006. While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and that the loss will not adversely affect our operating results in 2006 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

The Transaction

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

•                  repaid approximately $409 million of the indebtedness of our subsidiary, Accellent Corp., including pursuant to a tender offer for $175 million 10% senior subordinated notes due 2012; and

•                  paid approximately $73 million of transaction fees and expenses, including tender premiums.

The Merger and related financing transactions are referred to collectively as the “Transaction.”

Acquisitions by the Company

On June 30, 2004, we acquired MedSource Technologies, Inc., or MedSource. As a result of the merger, we became the largest provider of manufacturing and engineering services to the medical device industry. We have essentially completed the operational integration and have also substantially completed our planned facility rationalizations.

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

The results of operations of the acquired companies are included in our results as of the date of each respective acquisition.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three months ended March 31, 2005 and 2006, presented as a percentage of net sales.

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%
Cost of Sales	70.6	74.2
Gross Profit	29.4	25.8
Selling, General and Administrative Expenses	13.9	14.0
Research and Development Expenses	0.6	0.8
Restructuring and Other Charges	0.8	1.4
Amortization of Intangibles	1.5	3.6
Income from Operations	12.6	6.0

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales

Net sales for the first quarter of 2006 were $121.7 million, an increase of $12.8 million or 12% compared to net sales of $108.9 million for the first quarter of 2005. Higher net sales was due to an $8.3 million increase due to higher volume of shipments, which is net of the impact of the Boston Scientific transfers, and the acquisitions of Campbell and MTG which increased net sales by $5.8 million.  These increases in net sales were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $1.3 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first quarter of 2006. Two customers, Boston Scientific and Johnson & Johnson, each accounted for greater than 10% of net sales for the first quarter of 2005.

Gross Profit

Gross profit for the first quarter of 2006 was $31.3 million as compared to $32.0 million for the first quarter of 2005.  The $0.7 million decrease in gross profit was due to a $6.4 million write-off of the step-up of inventory recorded as a result of the Transaction and $0.1 million of non-cash stock based compensation expense recorded as cost of sales, partially offset by an increase in the volume of shipments, which increased gross profit by $4.1 million and the acquisitions of Campbell and MTG, which increased gross profit by $1.5 million.

Gross margin was 25.8% of net sales for the first quarter of 2006 as compared to 29.4% of net sales for the first quarter of 2005. The decrease in gross margin was primarily due to the write-off of the step-up of inventory recorded as a result of the Transaction which reduced gross margin by $6.4 million, or 5.3%, partially offset by increased revenue, which provided increased leverage of our fixed costs.

Selling, General and Administration Expenses

Selling, general and administrative, or SG&A, expenses were $17.0 million for the first quarter of 2006 compared to $15.2 million for the first quarter of 2005. The increase in SG&A costs was due to the adoption of SFAS No. 123R, Share-Based Payment, which resulted in an increase in non-cash stock-based compensation expense of $1.6 million, and the acquisitions of Campbell and MTG, which increased SG&A costs by $0.5 million.

SG&A expenses were 14.0% of net sales for the first quarter of 2006 as compared to 13.9% of net sales for the first quarter of 2005. The higher 2006 percentage was driven by the adoption of SFAS No. 123R. SG&A related non-cash stock-based compensation as a percentage of net sales for the first quarter of 2006 was 1.3%.

Research and Development Expenses

Research and development, or R&D, expenses for the first quarter of 2006 were $1.0 million or 0.8% of net sales, compared to $0.7 million or 0.6% of net sales for the first quarter of 2005. The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

In connection with the MedSource acquisition, we identified $17.1 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.1 million in severance payments, and $7.0 million in lease and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2008. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

In connection with the Merger, we identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments. Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. The cost of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The following table summarizes the recorded accruals and activity related to the restructuring activities (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment to restructure accruals recorded in connection with acquisitions	(46)	(114)	(160)
Restructuring and integration charges incurred	1,225	505	1,730
Paid year-to-date	(1,069)	(678)	(1,747)
Balance March 31, 2006	$3,751	$6,253	$10,004

In accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognized $1.7 million of restructuring charges during the first quarter of 2006, including $1.2 million of severance costs and $0.5 million of other exit costs. Severance costs include $1.0 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.1 million for the elimination of 120 manufacturing positions in our Juarez, Mexico facility due to the transfer of products currently assembled by us back to Boston Scientific and $0.1 million for retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing to our other existing facilities.

We recognized $0.9 million of restructuring charges and acquisition integration costs during the first quarter of 2005, including $0.3 million of severance costs and $0.5 million of other exit costs including costs to move production processes from three facilities that are closing to our other production facilities. We followed the guidance of SFAS No. 146 for all restructuring charges recorded during the first quarter of 2005. In addition, we incurred $0.1 million of costs for the integration of MedSource, comprised primarily of outside professional services.

Amortization

Amortization was $4.3 million for the first quarter of 2006 compared to $1.6 million for the first quarter of 2005. The increase was primarily due to the effects of the Transaction.

Interest Expense, net

Interest expense, net, increased $7.8 million to $15.8 million for the first quarter of 2006 as compared to $8.0 million for the first quarter of 2005 due to the increased debt incurred in connection with the Transaction which increased interest expense by $6.5 million, increased debt to acquire Campbell and MTG, which increased interest expense by $0.7 million, and higher interest rates, which increased interest expense by $0.5 million.

Income Tax Expense

Income tax expense for the first quarter of 2006 was $1.7 million and included $0.7 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.5 million of state income taxes and $0.5 million of foreign income taxes. Income tax expense for the first quarter of 2005 was $2.6 million and included $1.3 million of non-cash deferred income taxes for the projected use of tax benefits acquired from MedSource, $0.5 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.5 million of state income taxes and $0.4 million of foreign income taxes.

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. The effective tax rate for the first quarter of 2006 was (19.8%), compared to the effective tax rate of 45.5% for the first quarter of 2005. The effective rate for the first quarter of 2006 differs from the same period in 2005 primarily due to a net loss incurred for the first quarter of 2006.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in conjunction with the Transaction, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At March 31, 2006, we had $6.3 million of letters of credit outstanding that reduced the amounts available under the revolving credit portion of our senior secured credit facility, and $5.0 million of outstanding revolving credit loans resulting in $63.7 million available under the revolving credit facility.

During the first quarter of 2006, cash provided by operating activities was $1.0 million compared to cash used in operations of $4.4 million for the first quarter of 2005. During the first quarter of 2005, we paid $9.5 million in semi-annual interest payments on our subsidiary’s old senior subordinated notes due 2012, which were repaid upon the consummation of the Transaction. Our new senior subordinated notes due 2013 have interest payment dates of June 1st and December 1st, with the first interest payment of $16.8 million due on June 1, 2006.  The decrease in cash used by operations was partially offset by $2.5 million of higher interest payments on our new senior secured credit facility during the first quarter of 2006 as compared to interest payments under our subsidiary’s old senior secured credit facility during the first quarter of 2005, and $0.8 million of payments to acquire stock options from terminating employees during the first quarter of 2006.

During the first quarter of 2006, cash used in investing activities totaled $9.0 million compared to $3.2 million for the first quarter of 2005. The increase in cash used in investing activities was attributable to $6.0 million of higher capital spending. Major capital spending projects costs incurred during the first quarter of 2006 included $1.9 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, and $1.9 million for the expansion of certain machining capacity due to increased demand.

 During the first quarter of 2006, cash provided by financing activities was $2.9 million compared to $1.2 million of cash used for financing activities for the first quarter of 2005. The increase was due to $5.0 million in draws on our revolving credit facility, which was partially offset by $0.5 million of higher repayments on long-term debt.

We anticipate that we will spend approximately $22.0 to $26.0 million on capital expenditures for the remainder of 2006. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months and the foreseeable future. No assurance can be given, however, that this will be the case.

Other Key Indicators of Financial Condition and Operating Performance

EBITDA, Adjusted EBITDA and the related ratios presented in this Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and our senior secured credit facility contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facility could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. Measures similar to EBITDA are also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006
RECONCILIATION OF NET INCOME TO EBITDA:
Net income (loss)	$3,163	$(10,128)
Interest expense, net	7,985	15,774
Income tax expense	2,639	1,674
Depreciation and amortization	5,336	8,173
EBITDA	$19,123	$15,493

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006
EBITDA	$19,123	$15,493
Adjustments:
Acquired Adjusted EBITDA (1)	2,316	—
Restructuring and other charges	850	1,730
Stock-based compensation	64	1,712
Executive severance	300	—
Employee relocation	212	81
Impact of inventory step-up related to inventory sold	—	6,422
Write off acquired A/R	(336)	—
Losses incurred by closed facilities	565	—
(Gain) loss on sale of fixed assets	(20)	18
Management fees to existing stockholders	225	250
Adjusted EBITDA	$23,299	$25,706

(1)          Under the applicable agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation. We acquired Campbell on September 12, 2005 and MTG on October 6, 2005. The Adjusted EBITDA for the three months ended March 31, 2005 has been adjusted to reflect the amount of Adjusted EBITDA earned in that period by Campbell and MTG.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$404,000	$4,000	$8,000	$8,000	$384,000
Senior subordinated notes	305,000	—	—	—	305,000
Capital leases	62	45	17	—	—
Operating leases (1)	43,187	6,057	9,972	8,638	18,520
Purchase commitments	26,658	26,658	—	—	—
Other long-term obligations (2)	40,504	265	2,169	527	37,543
Total	$819,411	$37,025	$20,158	$17,165	$745,063

(1)           Accrued future rental obligations of $6.1 million included in other long-term liabilities on our consolidated balance sheet as of March 31, 2006 are included in our operating leases in the table of contractual obligations.

(2)           Other long-term obligations include employee share based payment obligations of $18.8 million, environmental remediation obligations of $3.8 million, accrued severance benefits of $1.6 million, accrued compensation and pension benefits of $2.7 million, deferred income taxes of $12.9 million and other obligations of $0.7 million.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $1.0 million and $1.2 million at December 31, 2005 and March 31, 2006, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have infinite lives. In accordance with SFAS No. 142, goodwill and our other infinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other infinite life intangible assets to three operating segments. Goodwill and other finite life intangible assets for each operating segment are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach. In assessing the fair value of goodwill and other infinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.

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

Self Insurance Reserves. We accrue for costs to provide self insured benefits under our workers’ compensation and employee health benefits programs. With the assistance of third party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim.   We accrue for self insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self insured workers compensation and employee health benefits at December 31, 2005 and March 31, 2006 were $3.0 million and $3.6 million, respectively.

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

Share-Based Payments. We record stock based compensation expenses for the fair value of stock options granted to our employees. We determine the value of stock option grants using the Black-Scholes option-pricing model. This model requires that we estimate the expected term to exercise each grant and the volatility of the underlying common stock for each option grant. Certain of our stock option grants vest based on the achievement of performance targets (“Performance Based Options”). We record compensation expense for Performance Based Options only when the achievement of performance targets are determined to be probable. Total stock based compensation expense recorded for Performance Based Options based on the probable achievement of future performance targets through March 31, 2006 was approximately $0.9 million. If the achievement of  these performance targets becomes less than probable, we would reverse previously recorded stock based compensation expense for unvested Performance Based Options.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 on January 1, 2006 did not have a material impact on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment.   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first annual period that begins after December 31, 2005. We adopted SFAS No. 123R on January 1, 2006. For a discussion of the impact of SFAS No. 123R on our results of operations, financial position and cash flows, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at March 31, 2006 of $399.0 million with an interest rate of 6.80%. We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates. At March 31, 2006, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010. The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. At March 31, 2006, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt. At March 31, 2006, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009. The Company will receive variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling. The Company will make variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor. During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2 million per year. Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries. At March 31, 2006, approximately $9.7 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company. During the first quarter of 2006, we completed the first manufacturing location implementation of Oracle. The implementation of Oracle during the first quarter of 2006 did not impact our results of operations or controls over financial reporting for that location. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2006.

Our ability to pay dividends is restricted by our senior secured credit facility and the indenture governing the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Accellent Inc.’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 5, 2006	By:	/s/ Ron Sparks
Ron Sparks President and Chief Executive Officer (Authorized Signatory)

Accellent Inc.

May 5, 2006	By:	/s/ Stewart A. Fisher
Stewart A. Fisher Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith.