Form 10-Q
period 2006-06-30
ACCELLENT INC
filed 2006-08-04
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 3, 2006, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2005 and June 30, 2006

(in thousands)

	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,669	$1,641
Accounts receivable, net of allowances of $1,497 and $1,872, respectively	54,916	60,888
Inventories	66,467	65,804
Prepaid expenses and other	3,877	3,388
Total current assets	133,929	131,721
Property and equipment, net	116,587	124,786
Goodwill	855,345	854,488
Intangibles, net	276,109	267,507
Deferred financing costs and other assets	26,478	30,046
Total assets	$1,408,448	$1,408,548
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,027
Accounts payable	21,289	23,553
Accrued payroll and benefits	12,982	9,996
Accrued interest	6,110	5,193
Accrued income taxes	4,634	3,006
Accrued expenses	15,424	13,792
Total current liabilities	64,457	59,567
Notes payable and long-term debt	697,074	704,269
Other long-term liabilities	28,117	46,045
Total liabilities	789,648	809,881
Stockholder’s equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	641,948	625,597
Accumulated other comprehensive income (loss)	(646)	6,048
Retained deficit	(22,502)	(32,978)
Total stockholder’s equity	618,800	598,667
Total liabilities and stockholder’s equity	$1,408,448	$1,408,548

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2005 and 2006

(in thousands)

	Predecessor		Successor
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$114,724	$223,597	$124,727	$246,408
Cost of sales	77,505	154,362	85,196	175,545
Gross profit	37,219	69,235	39,531	70,863
Selling, general and administrative expenses	15,823	30,992	16,278	33,259
Research and development expenses	763	1,428	896	1,872
Restructuring and other charges	1,790	2,640	568	2,297
Amortization of intangibles	1,515	3,089	4,301	8,602
Income from operations	17,328	31,086	17,488	24,833
Interest expense, net	(7,776)	(15,761)	(16,251)	(32,024)
Other expense	(174)	(146)	(395)	(421)
Income (loss) before income taxes	9,378	15,179	842	(7,612)
Income tax expense	3,476	6,115	1,190	2,864
Net income (loss)	$5,902	$9,064	$(348)	$(10,476)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2006

(in thousands)

	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
OPERATING ACTIVITIES:
Net income (loss)	$9,064	$(10,476)
Cash provided by operating activities:
Depreciation and amortization	10,548	16,652
Amortization of debt discounts and non-cash interest accrued	1,400	1,942
Deferred income taxes	3,864	1,434
Non-cash compensation charge	874	3,261
Impact of inventory step-up related to inventory sold	—	6,422
Loss on disposal of assets	112	175
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(4,860)	(5,809)
Increase in inventories	(3,204)	(5,539)
Decrease in prepaid expenses and other	311	429
Decrease in accounts payable and accrued expenses	(6,135)	(3,440)
Repurchase of employee stock options	—	(1,841)
Net cash provided by operating activities	11,974	3,210
INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(8,906)	(16,233)
Proceeds from sale of assets	53	354
Proceeds from note receivable	—	199
Acquisition of business	(2,279)	(112)
Net cash used in investing activities	(11,132)	(15,792)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	17,000
Principal payments on long-term debt	(982)	(10,047)
Repurchase of parent company common stock	—	(89)
Redemption of redeemable convertible preferred stock	(30)	—
Deferred financing fees	(749)	(1,384)
Net cash (used in) provided by financing activities	(1,761)	5,480
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(129)	74
Decrease in cash and cash equivalents	(1,048)	(7,028)
Cash and cash equivalents at beginning of period	16,004	8,669
Cash and cash equivalents at end of period	$14,956	$1,641

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2006

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

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and SFAS No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the date the Transaction occurred..

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

On July 13, 2006, the FASB issued Interpretation No. 48, or “FIN 48”, “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions. The provisions of FIN 48 are effective for the Company’s first annual period that begins after December 31, 2006. The Company is still assessing the implications of FIN 48, which may materially impact results of operations in the first quarter of fiscal year 2007 and thereafter.

2. Acquisitions

As discussed in Note 1, the Transaction was completed on November 22, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facility (the “Credit Agreement”), the issuance of senior subordinated notes due 2013 (the “Notes”) and equity contributions from affiliates of KKR and Bain, as well as equity contributions from management. The purchase price consideration paid to existing shareholders was $827.6 million, including $796.7 million of cash consideration and $30.9 million of management equity in the form of fully vested stock options and preferred stock of the Company converted into fully vested stock options or common stock of Accellent Holdings Corp.

During the six months ended June 30, 2006, the Company revised the purchase price allocation recorded in connection with the Transaction which resulted in a reduction to goodwill of approximately $0.8 million. The reduction was due to a $0.3 million reduction in severance and facility closure liabilities due to revised costs to close certain former MedSource facilities, a $0.3 million increase in the amount of purchase price allocated to property, plant and equipment and a $0.2 million reduction in long-term liabilities to adjust a deferred compensation plan to fair value as of the acquisition date.

On October 6, 2005, the Company purchased 100% of the outstanding membership interests in Machining Technology Group, LLC (“MTG”), a privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry. The acquisition was accounted for as a purchase and accordingly the results of operations include MTG results beginning on October 6, 2005. The Company acquired MTG to expand product offerings and manufacturing capabilities in the orthopaedic medical device market.

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

The following unaudited pro forma consolidated financial information for the Predecessor six months ended June 30, 2005 reflects the purchase of Campbell and MTG, and the Transaction as if all had occurred as of January 1, 2005. This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions and the Transaction had occurred on the date indicated, or that may be reported in the future (in thousands):

Predecessor six month period ended June 30, 2005
Net sales	$237,011
Net loss	(5,745)

The pro forma net loss for the six months ended June 30, 2005 includes $2.6 million of restructuring charges.

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

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”). The total number of shares authorized under the plan is 14,374,633.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company can elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination. As a result of this repurchase feature, and the Company’s history of exercising this repurchase feature, Roll-Over options are recorded as a liability and adjusted to fair value at the end of each accounting period until such options are exercised, forfeited or expired. During the six months ended June 30, 2006, the Company exercised its repurchase rights and acquired 490,846 Roll-Over options from terminating employees at a cost of $1,840,664. As of June 30, 2006, the Company had 4,410,261 Roll-Over options outstanding at an aggregate value of $17,681,170, which is included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

Time-Based and Performance-Based options granted during the three and six months ended June 30, 2006 have an exercise price of $5.00 and a value of $2.11 to $2.12 based on the Black-Scholes option-pricing model using the following assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected term to exercise	6.5 years	6.5 years
Expected volatility	31.13%	31.13% – 32.24%
Risk-free rate	4.96%	4.54% - 4.96%
Dividend yield	0%	0%

Expected volatility is based on the implied volatility of the Company’s peer group. The Company has no historical volatility since its shares have never been publicly traded. The requisite service period is 5 years from date of grant.

For the six months ended June 30, 2006, the Company recognized stock-based compensation expense of $3,260,551 including $133,667 recorded as cost of sales and $3,126,884 recorded as selling, general and administrative expense. The Company records share-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award. For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable. The Company has determined that the achievement of performance targets for all Performance-Based options is probable at June 30, 2006. Total stock-based compensation expense recorded for Performance-Based options based on the probable achievement of future performance targets through June 30, 2006 was approximately $1.7 million. If the achievement of performance targets becomes less than probable, the Company would reverse previously recorded stock-based compensation expense for unvested Performance-Based options.

Stock option transaction activity during the six months ended June 30, 2006 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted averge exercise price	Number of shares	Weighted averge exercise price
Outstanding at December 31, 2005	7,606,511	$5.00	4,901,107	$1.25
Granted	170,000	5.00	—	—
Exercised	—	—	(490,846)	1.25
Forfeited	(527,262)	5.00	—	—
Outstanding at June 30, 2006	7,249,249	$5.00	4,410,261	$1.25

Exercisable at June 30, 2006	—	$—	4,410,261	$1.25

As of June 30, 2006, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.4 years. Options outstanding under the 2005 Equity Plan had no intrinsic value as of June 30, 2006.

As of June 30, 2006, the weighted average remaining contractual life of the Roll-Over options was 7.3 years. The aggregate intrinsic value of the Roll-Over options was $16.5 million as of June 30, 2006. The total intrinsic value of Roll-Over options exercised during the six months ended June 30, 2006 was $1.8 million.

As of June 30, 2006, the Company had approximately $10.9 million of unearned stock-based compensation expense that will be recognized over approximately the next 5 years.

Prior to the Transaction, the Company applied APB No. 25 in accounting for its stock option and award plans. Accordingly, compensation expense was recorded only for certain stock options granted at exercise prices that were below the fair value of the underlying common stock on the grant date, and the grant date value of restricted stock grants. Had compensation expense for all employee share-based plans been determined consistent with the terms of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income for the three and six months ended June 30, 2005 would have been the pro forma amounts indicated below (in thousands):

	Predecessor
	Three month period ended June 30, 2005	Six month period ended June 30, 2005
Net income:
As reported	$5,902	$9,064
Add total stock compensation expense, net of tax, included in income as reported	785	823
Less total stock compensation expense—fair value method net of tax	(1,175)	(1,581)
Pro forma net income	$5,512	$8,306

During the three and six months ended June 30, 2005, the Company granted stock options under the Predecessor stock option plan at an exercise price of $8.18 per share and a fair value of $3.61 per share based on the Black-Scholes option-pricing model using the following assumptions:  expected term to exercise of 8.0 years; expected volatility of 29.81% to 30.06%; risk-free rate of 4.15% to 4.29%; and no dividend yield. Stock compensation expense, net of tax, included in Predecessor net income for the three-month and six-month periods ended June 30, 2005 included a charge of $0.8 million to increase the Company’s liability for phantom stock plans due to the increase in value of the Company’s common stock. All stock options and phantom stock granted under the Predecessor stock option plan were either sold or exchanged in connection with the Transaction.

4. Restructuring and Other Charges

In connection with the MedSource acquisition, the Company identified $16.9 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $10.0 million in severance payments, and $6.9 million in lease and other contract termination costs. Severance payments relate to approximately 510 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2008. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

In connection with the Transaction, the Company identified $0.5 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments. Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. The cost of this restructuring plan was reflected in the purchase price of the Company by KKR and Bain in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

In accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized $2.3 million of restructuring charges during the six months ended June 30, 2006, including $1.7 million of severance costs and $0.6 million of other exit costs. Severance costs include $1.1 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.4 million for the elimination of 170 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.1 million to reduce the workforce at a former MedSource facility in order to align the workforce with expected demand and $0.1 million to record retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost of transferring production from former MedSource facilities that are closing, to other existing facilities of the Company.

In accordance with SFAS No. 146, the Company recognized $2.6 million of restructuring charges and acquisition integration costs during the six months ended June 30, 2005, including $0.9 million of severance costs and $1.4 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company. In addition, the Company incurred $0.3 million of costs for the integration of MedSource during the six months ended June 30, 2005.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment to restructure accruals recorded in connection with acquisitions	(214)	(130)	(344)
Restructuring charges incurred	1,705	592	2,297
Paid year-to-date	(2,250)	(796)	(3,046)
Balance as of June 30, 2006	$2,882	$6,206	$9,088

5. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of interest rate hedging instruments on the Company’s indebtedness. For the three and six months ended June 30, 2005 and 2006, the Company reported comprehensive income (loss) of the following (in thousands):

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006

Net income (loss)	$5,902	$9,064	$(348)	$(10,476)
Gain on interest rate hedging instruments	—	—	2,585	6,051
Cumulative translation adjustments	(382)	(702)	518	643
Comprehensive income (loss)	$5,520	$8,362	$2,755	$(3,782)

Borrowings under the Company’s Credit Agreement have variable interest rates. The Company has entered into swap and collar agreements to minimize exposures to changes in variable interest rates. The swap and collar agreements have been designated as cash flow hedges.

Changes in the fair value of the swap and collar derivative are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings. A reduction of interest expense of $49,417 was recorded for the six months ended June 30, 2006 relating to the swap and collar agreements. The fair value of the swap and collar asset at June 30, 2006 was $5.4 million, and is included in deferred financing and other assets in the unaudited condensed consolidated balance sheet. The fair value of the swap and collar liability at December 31, 2005 was $0.7 million and was included in other long-term liabilities in the unaudited condensed consolidated balance sheet. The change in fair value of the derivative instrument of $6.1 million was recorded in other comprehensive income (loss) for the six months ended June 30, 2006.

6. Inventories

Inventories at December 31, 2005 and June 30, 2006 consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Raw materials	$24,201	$25,371
Work-in-process	22,388	25,748
Finished goods	19,878	14,685
Total	$66,467	$65,804

7. Short-term and long-term debt

Long-term debt at December 31, 2005 and June 30, 2006 consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Credit Agreement dated November 22, 2005, term loan, interest at 6.39% at December 31, 2005 and 7.23% at June 30, 2006	400,000	398,000
Credit Agreement dated November 22, 2005, revolving loan	—	9,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10½%	305,000	305,000
Capital lease obligations	88	41
Total debt	705,088	712,041
Less—unamortized discount on senior subordinated notes	(3,996)	(3,745)
Less—current portion	(4,018)	(4,027)
Long-term debt, excluding current portion	$697,074	$704,269

The Company’s Credit Agreement includes $400.0 million of term loans and up to $75.0 million available under a revolving credit facility. During the six months ended June 30, 2006, the Company drew $17.0 million in revolving credit loans under the Credit Agreement, and repaid $8.0 million in revolving credit loans. The outstanding balance on the revolving credit facility of $9.0 million at June 30, 2006 is comprised of $5.0 million bearing interest at 7.38% and $4.0 million bearing interest at 9.50%. As of June 30, 2006, $6.3 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $59.7 million available.

As of June 30, 2006, the Company was in compliance with the covenants under the Credit Agreement and the Notes.

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest. The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at June 30, 2006, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

8. Income taxes

For the six months ended June 30, 2006, the Company provided income taxes of $2.9 million based on the estimated annual effective tax rate for the year applied to foreign and state ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items) and also includes a discrete amount related to the amortization of goodwill and intangible assets. There is no federal regular income tax provision provided for as the Company incurred a loss for the six months ended June 30, 2006. If the Company has taxable income in a subsequent quarter, the benefit received from the utilization of its net operating loss carryforwards against that taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. The effective tax rate for the six months ended June 30, 2006 was (37.6%), compared to the effective tax rate of 40.3% for the same period in 2005. The effective rate for the six months ended June 30, 2006 differs from the same period in 2005 primarily due to a net loss incurred for the six months ended June 30, 2006.

The Company paid cash for income taxes of $3.0 million for the six months ended June 30, 2006 and $1.4 million during the same period of 2005. The Company continues to evaluate its tax reserves under SFAS No. 5, Accounting for Contingencies, which requires the Company to accrue for losses it believes are probable and can be reasonably estimated. The amount reflected in the unaudited condensed consolidated balance sheet at June 30, 2006 is considered adequate based on the assessment of many factors including state apportionment, results of tax audits, and interpretations of tax law applied to the facts of each matter. It is reasonably possible that the tax reserves could be increased or decreased in the near term based on these factors.

9. Capital Stock and Redeemable Preferred Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 per value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the six months ended June 30, 2006 (in thousands):

Additional paid-in capital
Beginning balance, January 1, 2006	$641,948
Stock-based compensation expense	3,333
Reclassification of Roll-Over options to a liability under SFAS No. 123R	(19,595)
Repurchase of parent company common stock	(89)
Ending balance, June 30, 2006	$625,597

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

10. Pension Plans

Components of the Company’s net periodic pension cost for the three and six months ended June 30, 2005 and 2006 were as follows (in thousands):

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006

Service cost	$23	$47	$26	$52
Interest cost	34	70	37	73
Expected return of plan assets	(14)	(29)	(15	(30)
Recognized net actuarial loss	12	23	9	17
	$55	$111	$57	$112

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2006, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $129,000 for fiscal year 2006.

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

The following tables present the unaudited consolidating statements of operations for the three and six months ended June 30, 2006 and 2005 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, and cash flows for the six months ended June 30, 2006 and 2005.

Consolidating Statements of Operations - Successor

Three months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,720	$5,035	$(28)	$124,727
Cost of sales	—	82,223	3,001	(28)	85,196
Selling, general and administrative expenses	73	15,725	480	—	16,278
Research and development expenses	—	796	100	—	896
Restructuring and other charges	—	568	—	—	568
Amortization of intangibles	4,301	—	—	—	4,301
Income (loss) from operations	(4,374)	20,408	1,454	—	17,488
Interest (expense) income	(16,273)	22	—	—	(16,251)
Other expense	—	(371)	(24)	—	(395)
Equity in earnings of affiliates	20,299	1,198	—	(21,497)	—
Income tax expense	—	(958)	(232)	—	(1,190)
Net income (loss)	$(348)	$20,299	$1,198	$(21,497)	$(348)

Consolidating Statements of Operations - Predecessor

Three months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,427	$4,495	$(198)	$114,724
Cost of sales	—	75,023	2,680	(198)	77,505
Selling, general and administrative expenses	39	15,194	590	—	15,823
Research and development expenses	—	679	84	—	763
Restructuring and other charges	—	1,714	76	—	1,790
Amortization of intangibles	—	1,515	—	—	1,515
Income (loss) from operations	(39)	16,302	1,065	—	17,328
Interest expense		(7,769)	(7)	—	(7,776)
Other (expense) income	—	(214)	40	—	(174)
Equity in earnings of affiliates	5,956	415	—	(6,371)	—
Income tax expense	(15)	(2,778)	(683)	—	(3,476)
Net income	$5,902	$5,956	$415	$(6,371)	$5,902

Consolidating Statements of Operations - Successor

Six months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,488	$10,143	$(223)	$246,408
Cost of sales	6,422	163,239	6,107	(223)	175,545
Selling, general and administrative expenses	73	32,212	974	—	33,259
Research and development expenses	—	1,673	199	—	1,872
Restructuring and other charges	—	2,297	—	—	2,297
Amortization of intangibles	8,602	—	—	—	8,602
Income (loss) from operations	(15,097)	37,067	2,863	—	24,833
Interest (expense) income	(32,012)	(13)	1	—	(32,024)
Other (expense) income	—	(478)	57	—	(421)
Equity in earnings of affiliates	36,633	2,282	—	(38,915)	—
Income tax expense	—	(2,225)	(639)	—	(2,864)
Net income (loss)	$(10,476)	$36,633	$2,282	$(38,915)	$(10,476)

Consolidating Statements of Operations - Predecessor

Six months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$215,097	$8,782	$(282)	$223,597
Cost of sales	—	149,271	5,373	(282)	154,362
Selling, general and administrative expenses	77	29,801	1,114	—	30,992
Research and development expenses	—	1,270	158	—	1,428
Restructuring and other charges	—	2,553	87	—	2,640
Amortization of intangibles	—	3,089	—	—	3,089
Income (loss) from operations	(77)	29,113	2,050	—	31,086
Interest (expense) income		(15,754)	(7)	—	(15,761)
Other (expense) income	—	(219)	73	—	(146)
Equity in earnings of affiliates	9,141	1,172	—	(10,313)	—
Income tax expense	—	(5,171)	(944)	—	(6,115)
Net income	$9,064	$9,141	$1,172	$(10,313)	$9,064

Condensed Consolidating Balance Sheets

June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$954	$687	$—	$1,641
Receivables, net	—	59,047	1,891	(50)	60,888
Inventories	—	62,656	3,148	—	65,804
Prepaid expenses and other	49	3,255	84	—	3,388
Total current assets	49	125,912	5,810	(50)	131,721
Property, plant and equipment, net	—	117,862	6,924	—	124,786
Intercompany receivable	55,545	42,858	5,497	(103,900)	—
Investment in subsidiaries	112,851	12,773	—	(125,624)	—
Goodwill	854,488	—	—	—	854,488
Intangibles, net	267,507	—	—	—	267,507
Deferred financing costs and other assets	28,848	1,175	23	—	30,046
Total assets	$1,319,288	$300,580	$18,254	$(229,574)	$1,408,548

Current portion of long-term debt	$4,000	$27	$—	$—	$4,027
Accounts payable	—	22,335	1,268	(50)	23,553
Accrued liabilities	(5,366)	34,934	2,419	—	31,987
Total current liabilities	(1,366)	57,296	3,687	(50)	59,567
Note payable and long-term debt	704,256	13	—	—	704,269
Other long-term liabilities	17,731	130,420	1,794	(103,900)	46,045
Total liabilities	720,621	187,729	5,481	(103,950)	809,881
Equity	598,667	112,851	12,773	(125,624)	598,667
Total liabilities and equity	$1,319,288	$300,580	$18,254	$(229,574)	$1,408,548

Condensed Consolidating Balance Sheets

December 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Consolidating Statements of Cash Flows - Successor

Six months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,579)	$28,172	$2,617	$—	$3,210
Cash flows from investing activities:	—
Capital expenditures	—	(14,826)	(1,407)	—	(16,233)
Transferred assets	—	—	—	—	—
Proceeds from sale of equipment	—	354	—	—	354
Proceeds from note receivable	—	199	—	—	199
Acquisitions, net of cash acquired	(4)	(108)	—	—	(112)
Net cash (used in) provided by investing activities	(4)	(14,381)	(1,407)	—	(15,792)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	—	—	—	17,000
Principal payments on debt	(10,000)	(47)	—	—	(10,047)
Repurchase of parent company common stock	(89)	—	—	—	(89)
Intercompany receipts (advances)	22,056	(19,631)	(2,425)	—	—
Deferred financing fees	(1,384)	—	—	—	(1,384)
Cash flows provided by (used in) financing activities	27,583	(19,678)	(2,425)	—	5,480
Effect of exchange rate changes in cash	—	28	46	—	74
Net decrease in cash and cash equivalents	—	(5,859)	(1,169)	—	(7,028)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$954	$687	$—	$1,641

Consolidating Statements of Cash Flows - Predecessor

Six months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$3,626	$6,675	$1,673	$—	$11,974
Cash flows from investing activities:				—
Capital expenditures	—	(8,421)	(485)	—	(8,906)
Proceeds from sale of equipment	—	53	—	—	53
Acquisitions, net of cash acquired	—	(2,279)	—	—	(2,279)
Net cash used in investing activities	—	(10,647)	(485)	—	(11,132)
Cash flows from financing activities:
Principal payments on debt	—	(982)	—	—	(982)
Intercompany receipts (advances)	(3,596)	4,777	(1,181)	—	—
Redemption of redeemable preferred stock	(30)	—	—	—	(30)
Deferred financing fees	—	(749)	—	—	(749)
Cash flows used in financing activities	(3,626)	3,046	(1,181)	—	(1,761)
Effect of exchange rate changes in cash	—	(39)	(90)	—	(129)
Net decrease in cash and cash equivalents	—	(965)	(83)	—	(1,048)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of period	$—	$13,740	$1,216	$—	$14,956

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products. During the first half of 2006, our top 10 customers accounted for approximately 61% of net sales with three customers each accounting for greater than 10% of net sales. Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation. This transfer was complete as of the end of our second quarter of 2006. Based on current estimates, we expect net sales from Boston Scientific to decrease annually by approximately $40 million. While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and that the loss will not adversely affect our operating results in 2006 and thereafter.

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

On September 12, 2005, we acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell, a manufacturing and engineering firm. Campbell is engaged in the business of design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.

On October 6, 2005, we acquired 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, a manufacturing and engineering company. MTG specializes in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments.

The results of operations of the acquired companies are included in our results as of the date of each respective acquisition.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and six months ended June 30, 2005 and 2006, presented as a percentage of net sales.

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.6	69.0	68.3	71.2
Gross Profit	32.4	31.0	31.7	28.8
Selling, General and Administrative Expenses	13.8	13.9	13.1	13.5
Research and Development Expenses	0.6	0.6	0.7	0.8
Restructuring and Other Charges	1.6	1.2	0.5	0.9
Amortization of Intangibles	1.3	1.4	3.4	3.5
Income from Operations	15.1	13.9	14.0	10.1

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales

Net sales for the second quarter of 2006 were $124.7 million, an increase of $10.0 million or 9% compared to net sales of $114.7 million for the second quarter of 2005. Higher net sales were due to a $5.8 million increase due to higher volume of shipments, which is net of the impact of the Boston Scientific transfers, and the acquisitions of Campbell and MTG which increased net sales by $5.6 million. These increases in net sales were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $1.4 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the second quarter of 2006 and 2005.

Gross Profit

Gross profit for the second quarter of 2006 was $39.5 million as compared to $37.2 million for the second quarter of 2005. The $2.3 million increase in gross profit was due to the acquisitions of Campbell and MTG, which increased gross profit by $1.6 million and an increase in the volume of shipments which increased gross profit by $0.7 million.

Gross margin was 31.7% of net sales for the second quarter of 2006 as compared to 32.4% of net sales for the second quarter of 2005. The decrease in gross margin was primarily due to a less favorable product mix in the second quarter of 2006 as compared to the second quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $16.3 million for the second quarter of 2006 compared to $15.8 million for the second quarter of 2005. The increase in SG&A costs was due to the adoption of SFAS No. 123R, Share-Based Payment, which resulted in an increase in non-cash stock-based compensation expense of $0.7 million, $0.6 million of consulting costs incurred for Transaction integration, and the acquisitions of Campbell and MTG, which increased SG&A costs by $0.5 million. These increases in SG&A costs were partially offset by reduced labor costs due to cost reduction programs, including plant closures.

SG&A expenses were 13.1% of net sales for the second quarter of 2006 as compared to 13.8% of net sales for the second quarter of 2005. The lower 2006 percentage was driven by sales growth, which led to improved leverage of our fixed SG&A costs.

Research and Development Expenses

Research and development, or R&D, expenses for the second quarter of 2006 were $0.9 million or 0.7% of net sales, compared to $0.8 million or 0.6% of net sales for the second quarter of 2005. The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

In accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognized $0.6 million of restructuring charges during the second quarter of 2006 including $0.5 million of severance costs and $0.1 million of other exit costs. Severance costs include $0.3 million for the elimination of 72 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.1 million to reduce the workforce at a former MedSource facility in order to align the workforce with expected demand and $0.1 million relating to the elimination of certain administrative positions. Other exit costs relate primarily to the cost of transferring production from former MedSource facilities that are closing to other existing facilities of the Company.

In accordance with SFAS No. 146, we recognized $1.8 million of restructuring charges and acquisition integration costs during the second quarter of 2005, including $0.6 million of severance costs and $1.0 million of other exit costs including costs to move production processes from five facilities that are closing to our other production facilities. In addition, we incurred $0.2 million of costs for the integration of MedSource.

Amortization

Amortization of intangible assets was $4.3 million for the second quarter of 2006 compared to $1.5 million for the second quarter of 2005. The increase was primarily due to the effects of the Transaction.

Interest Expense, net

Interest expense, net, increased $8.5 million to $16.3 million for the second quarter of 2006 as compared to $7.8 million for the second quarter of 2005 due to the increased debt incurred in connection with the Transaction which increased interest expense by $6.8 million, increased debt to acquire Campbell and MTG, which increased interest expense by $0.7 million, higher interest rates, which increased interest expense by $0.8 million and new borrowings under our revolving credit facility, which increased interest expense by $0.2 million.

Income Tax Expense

Income tax expense for the second quarter of 2006 was $1.2 million and included $0.8 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.3 million of foreign income taxes and $0.1 million of state income taxes. Income tax expense for the second quarter of 2005 was $3.5 million and included $1.7 million of non-cash deferred income taxes for the projected use of tax benefits acquired from MedSource, $0.5 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.8 million of state income taxes, $0.4 million of foreign income taxes and $0.1 million of federal income taxes.

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. The effective tax rate for the second quarter of 2006 was 141.3%, compared to the effective tax rate of 37.1% for the same period in 2005. The effective rate for the second quarter of 2006 differs from the same period in 2005 primarily due to the lower pre tax income earned for the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales

Net sales for the first half of 2006 were $246.4 million, an increase of $22.8 million or 10% compared to net sales of $223.6 million for the first half of 2005. Higher net sales were due to a $14.3 million increase due to higher volume of shipments, which is net of the impact of the Boston Scientific transfers, and the acquisitions of Campbell and MTG which increased net sales by $11.3 million. These increases in net sales were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $2.8 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first half of 2006. Two customers, Boston Scientific and Johnson & Johnson, each accounted for greater than 10% of net sales for the first half of 2005.

Gross Profit

Gross profit for the first half of 2006 was $70.9 million as compared to $69.2 million for the first half of 2005. The $1.7 million increase in gross profit was due an increase in the volume of shipments which increased gross profit by $4.9 million and the acquisitions of Campbell and MTG, which increased gross profit by $3.2 million. These increases were partially offset by a $6.4 million write-off of the step-up of inventory recorded as a result of the Transaction.

Gross margin was 28.8% of net sales for the first half of 2006 as compared to 31.0% of net sales for the first half of 2005. The decrease in gross margin was primarily due to the write-off of the step-up of inventory recorded as a result of the Transaction which reduced gross margin by $6.4 million, or 2.6%, partially offset by increased revenue, which provided increased leverage of our fixed costs.

Selling, General and Administrative Expenses

SG&A expenses were $33.3 million for the first half of 2006 compared to $31.0 million for the first half of 2005. The increase in SG&A costs was due to the adoption of SFAS No. 123R, Share-Based Payment, which resulted in an increase in non-cash stock-based compensation expense of $2.3 million, the acquisitions of Campbell and MTG, which increased SG&A costs by $1.0 million and $0.8 million of consulting costs incurred for Transaction integration. These increases in SG&A costs were partially offset by reduced labor costs due to cost reduction programs, including plant closures.

SG&A expenses were 13.5% of net sales for the first half of 2006 as compared to 13.9% of net sales for the first half of 2005. The lower 2006 percentage was driven by sales growth, which led to improved leverage of our fixed SG&A costs.

Research and Development Expenses

R&D expenses for the first half of 2006 were $1.9 million or 0.8% of net sales, compared to $1.4 million or 0.6% of net sales for the first quarter of 2005. The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

In accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognized $2.3 million of restructuring charges during the first half of 2006, including $1.7 million of severance costs and $0.6 million of other exit costs. Severance costs include $1.1 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.4 million for the elimination of 170 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.1 million to reduce the workforce at a former MedSource facility in order to align the workforce with expected demand and $0.1 million to record retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing, to other existing facilities of the Company.

In accordance with SFAS No. 146, we recognized $2.6 million of restructuring charges and acquisition integration costs during the six months ended June 30, 2005, including $0.9 million of severance costs and $1.4 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company. In addition, we incurred $0.3 million of costs for the integration of MedSource during the first half of 2005.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment to restructure accruals recorded in connection with acquisitions	(214)	(130)	(344)
Restructuring charges incurred	1,705	592	2,297
Paid year-to-date	(2,250)	(796)	(3,046)
Balance as of June 30, 2006	$2,882	$6,206	$9,088

Amortization

 Amortization of intangible assets was $8.6 million for the first half of 2006 compared to $3.1 million for the first half of 2005. The increase was primarily due to the effects of the Transaction.

Interest Expense, net

Interest expense, net, increased $16.2 million to $32.0 million for the first half of 2006 as compared to $15.8 million for the first half of 2005 due to the increased debt incurred in connection with the Transaction which increased interest expense by $13.4 million, increased debt to acquire Campbell and MTG, which increased interest expense by $1.3 million, higher interest rates, which increased interest expense by $1.3 million and new borrowings under our revolving credit facility which increased interest expense by $0.2 million.

Income Tax Expense

Income tax expense for the first half of 2006 was $2.9 million and included $1.4 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.8 million of foreign income taxes and $0.5 million of state income taxes. Income tax expense for the first half of 2005 was $6.1 million and included $2.9 million of non-cash deferred income taxes for the projected use of tax benefits acquired from MedSource, $1.0 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of state income taxes, $0.8 million of foreign income taxes and $0.1 million of federal income taxes.

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. The effective tax rate for the first half of 2006 was (37.6%), compared to the effective tax rate of 40.3% for the same period in 2005. The effective rate for the first half of 2006 differs from the same period in 2005 primarily due to a net loss incurred for the first half of 2006.

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

At June 30, 2006, we had $6.3 million of letters of credit outstanding that reduced the amounts available under the revolving credit portion of our senior secured credit facility and $9.0 million of outstanding revolving credit loans, resulting in $59.7 million available under the revolving credit facility.

During the first half of 2006, cash provided by operating activities was $3.2 million compared to $12.0 million for the first half of 2005. This decrease was primarily due to an increase of $14.1 million in interest payments in the first half of 2006 as compared to the first half of 2005 as a result of increased debt from the Transaction and $1.8 million paid to acquire stock options from terminating employees during the first half of 2006. These decreases were partially offset by increased net sales which generated increased cash from operations during the first half of 2006 as compared to the first half of 2005.

During the first half of 2006, cash used in investing activities totaled $15.8 million compared to $11.1 million for the first half of 2005. The increase in cash used in investing activities was attributable to $7.3 million of higher capital spending. Capital spending costs incurred during the first half of 2006 included $2.6 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, with the balance consisting primarily of the purchase of production equipment to meet growth in customer demand for our products.

During the first half of 2006, cash provided by financing activities was $5.5 million compared to $1.8 million of cash used for financing activities for the first half of 2005. The increase was due to $9.0 million in net draws on our revolving credit facility, which was partially offset by $1.1 million of higher scheduled repayments on long-term debt and $0.6 million of higher payments for deferred financing costs as a result of the Transaction.

We anticipate that we will spend approximately $14.0 to $18.0 million on capital expenditures for the remainder of 2006. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA, Adjusted EBITDA and the related ratios presented in this Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with general accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
RECONCILIATION OF NET INCOME TO EBITDA:
Net income (loss)	$5,902	$9,064	$(348)	$(10,476)
Interest expense, net	7,776	15,761	16,251	32,024
Income tax expense	3,476	6,115	1,190	2,864
Depreciation and amortization	5,211	10,548	8,479	16,652
EBITDA	$22,365	$41,488	$25,572	$41,064

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
EBITDA	$22,365	$41,488	$25,572	$41,064
Adjustments:
Acquired Adjusted EBITDA (1)	2,711	5,001	—	—
Restructuring and other charges	1,790	2,640	568	2,297
Stock-based compensation	811	874	1,547	3,261
Executive severance	84	384	—	—
Employee relocation	176	389	93	174
Impact of inventory step-up related to inventory sold	—	—	—	6,422
Write off acquired A/R	—	(336)	—	—
Losses incurred by closed facilities	137	703	—	—
Currency translation loss	—	—	294	294
(Gain) loss on sale of fixed assets	132	112	157	175
Management fees to existing stockholders	250	500	262	512
Adjusted EBITDA	$28,456	$51,755	$28,493	$54,199

(1)   Under the applicable agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation. We acquired Campbell on September 12, 2005 and MTG on October 6, 2005. The Adjusted EBITDA for the three and six months ended June 30, 2005 has been adjusted to reflect the amount of Adjusted EBITDA earned in that period by Campbell and MTG.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$407,000	$4,000	$8,000	$8,000	$387,000
Senior subordinated notes	305,000	—	—	—	305,000
Capital leases	41	27	14	—	—
Operating leases (1)	42,506	6,248	10,234	8,786	17,238
Purchase commitments	24,969	24,969	—	—	—
Other long-term obligations (2)	40,005	267	2,131	538	37,069
Total	$819,521	$35,511	$20,379	$17,324	$746,307

(1)                                  Accrued future rental obligations of $6.0 million included in other long-term liabilities on our consolidated balance sheet as of June 30, 2006 are included in our operating leases in the table of contractual obligations.

(2)                                  Other long-term obligations include employee share-based payment obligations of $17.7 million, environmental remediation obligations of $3.8 million, accrued severance benefits of $1.6 million, accrued compensation and pension benefits of $2.5 million, deferred income taxes of $13.7 million and other obligations of $0.7 million.

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

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $1.0 million and $1.2 million at December 31, 2005 and June 30, 2006, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. In accordance with SFAS No. 142, goodwill and our other indefinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other indefinite life intangible assets to three operating segments. Goodwill and other indefinite life intangible assets for each operating segment are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach. In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.

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

Self Insurance Reserves. We accrue for costs to provide self insured benefits under our workers’ compensation and employee health benefits programs. With the assistance of third party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self insured workers’ compensation and employee health benefits at December 31, 2005 and June 30, 2006 were $3.0 million and $3.7 million, respectively.

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

Share-Based Payments. We record stock based compensation expenses for the fair value of stock options granted to our employees. We determine the value of stock option grants using the Black-Scholes option-pricing model. This model requires that we estimate the expected term to exercise each grant and the volatility of the underlying common stock for each option grant. Certain of our stock option grants vest based on the achievement of performance targets (“Performance-Based Options”). We record compensation expense for Performance-Based Options only when the achievement of performance targets are determined to be probable. Total stock based compensation expense recorded for Performance-Based Options based on the probable achievement of future performance targets through June 30, 2006 was approximately $1.7 million. If the achievement of these performance targets becomes less than probable, we would reverse previously recorded stock based compensation expense for unvested Performance-Based Options.

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

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions. The provisions of FIN 48 are effective for our first annual period that begins after December 31, 2006. We are still assessing the implications of FIN 48, which may materially impact our results of operations in the first quarter of fiscal year 2007 and thereafter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at June 30, 2006 of $398.0 million with an interest rate of 7.23%. We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates. At June 30, 2006, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010. The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. At June 30, 2006, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt. At June 30, 2006, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009. The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling. The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor. During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2 million per year. Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries. At June 30, 2006, approximately $10.2 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican peso. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company. During the second quarter of 2006, we completed the second manufacturing location implementation of Oracle. The implementation of Oracle during the second quarter of 2006 did not impact our results of operations or controls over financial reporting for that location. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended June 30, 2006.

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

Accellent Inc.

August 4, 2006	By:	/s/ Ron Sparks
Ron Sparks
President and Chief Executive Officer
(Authorized Signatory)

Accellent Inc.

August 4, 2006	By:	/s/ Stewart A. Fisher
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