Form 10-Q/A
period 2006-03-31
ACCELLENT INC
filed 2006-11-14
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (the “Amendment”) amends and restates our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 5, 2006 (the “Original Filing”).  The unaudited condensed consolidated financial statements and financial information of Accellent Inc. (the “Company”) included herein have been restated to reflect the Company’s conclusion that certain derivative instruments relating to interest rate swap and collar agreements did not qualify for cash flow hedge accounting.  The Company believed the initial accounting treatment for these interest rate swap and collar agreements treated as hedges properly reflected the intent and economics of the underlying transactions; however, the interpretations of how to apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”
(“SFAS 133”), and how to adequately provide documentation for such instruments so as to qualify for hedge accounting are very complex.  Based on an evaluation of the Company’s hedge documentation, management has concluded the documentation with respect to these instruments did not meet the requirements of SFAS 133.  Therefore, the unaudited condensed consolidated financial statements and financial information as of and for the three months ended March 31, 2006 included herein have been restated to reflect any changes in the market value of these derivative instruments in the condensed consolidated statements of operations rather than in “accumulated other comprehensive income (loss),” a component of stockholder’s equity.  Additionally, any previously realized amounts associated with these derivatives have been reclassified out of interest expense, net into the “gain on derivative instruments” line item in the condensed consolidated statements of operations.

Further information relating to the restatement and the effect is more fully described in Note 1 to the unaudited condensed consolidated financial statements.

This Quarterly Report on Form 10-Q/A restates Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures, solely as a result of, and to reflect, this determination.  Pursuant to the rules of the Securities and Exchange Commission (SEC), we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.  Except for the restated information described above, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2005 and March 31, 2006
(in thousands, except per share data)

	December 31, 2005	March 31, 2006
		As Restated
Assets
Current assets:
Cash and cash equivalents	$8,669	$3,661
Accounts receivable, net of allowances of $1,497 and $1,828, respectively	54,916	60,880
Inventories	66,467	70,509
Prepaid expenses and other	3,877	3,673
Total current assets	133,929	138,723
Property and equipment, net	116,587	120,982
Goodwill	855,345	855,143
Intangibles, net	276,109	271,808
Deferred financing costs and other assets	26,478	28,506
Total assets	$1,408,448	$1,415,162
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,045
Accounts payable	21,289	27,922
Accrued payroll and benefits	12,982	9,210
Accrued interest	6,110	13,998
Accrued income taxes	4,634	4,416
Accrued expenses	15,424	13,556
Total current liabilities	64,457	73,147
Notes payable and long-term debt	697,074	701,146
Other long-term liabilities	28,117	46,570
Total liabilities	789,648	820,863
Stockholder’s equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	641,948	623,985
Accumulated other comprehensive loss	(646)	(522)
Retained deficit	(22,502)	(29,164)
Total stockholder’s equity	618,800	594,299
Total liabilities and stockholder’s equity	$1,408,448	$1,415,162

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2006
(in thousands)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
		As Restated
Net sales	$108,874	$121,680
Cost of sales (exclusive of amortization)	76,857	90,347
Gross profit	32,017	31,333
Selling, general and administrative expenses	15,169	16,980
Research and development expenses	665	976
Restructuring charges	850	1,730
Amortization of intangibles	1,573	4,301
Income from operations	13,760	7,346
Interest expense, net	(7,985)	(15,762)
Gain on derivative instruments	—	3,454
Other income (expense)	27	(26)
Income (loss) before income taxes	5,802	(4,988)
Income tax expense	2,639	1,674
Net income (loss)	$3,163	$(6,662)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2006
(in thousands)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
		As Restated
OPERATING ACTIVITIES:
Net income (loss)	$3,163	$(6,662)
Cash (used in) provided by operating activities:
Depreciation and amortization	5,336	8,174
Amortization of debt discounts and non-cash interest expense	816	970
Deferred income taxes	1,750	671
Stock-based compensation expense	64	1,712
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized gain on derivative instruments	—	(3,466)
(Gain) loss on disposal of assets	(20)	17
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(4,156)	(5,929)
Increase in inventories	(1,173)	(10,404)
(Increase) decrease in prepaid expenses and other	(224)	141
(Decrease) increase in accounts payable and accrued expenses	(9,948)	10,238
Repurchase of employee stock options	—	(845)
Net cash (used in) provided by operating activities	(4,392)	1,039
INVESTING ACTIVITIES:
Purchase of property and equipment	(3,173)	(9,132)
Proceeds from sale of equipment	32	217
Acquisition of business	(13)	(117)
Net cash used in investing activities	(3,154)	(9,032)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	5,000
Principal payments on long-term debt	(491)	(1,026)
Repurchase of parent company common stock and stock options	—	(78)
Deferred financing fees	(749)	(952)
Net cash (used in) provided by financing activities	(1,240)	2,944
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(47)	41
Decrease in cash and cash equivalents	(8,833)	(5,008)
Cash and cash equivalents at beginning of period	16,004	8,669
Cash and cash equivalents at end of period	$7,171	$3,661

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the required adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) an amendment to SFAS 123, “Accounting for Stock-Based Compensation” and a replacement of Accountings Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance on January 1, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet data at December 31, 2005 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q/A have not been restated to reflect the fair value method of recording share-based compensation. The adoption of SFAS 123R resulted in non-cash stock-based compensation charges of $1.7 million for the three months ended March 31, 2006.

Financial Statement Restatement

On November 10, 2006, management of the Company and the Audit Committee of the Company made the decision to restate the Company’s previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006.  The Company arrived at this decision after an extensive review of its accounting for derivatives.  The restatement pertains to the hedge documentation for the Company’s interest rate swap and collar agreements, which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

In accordance with the requirements of SFAS 133, gains and losses from hedging instruments designated as cash flow hedges in accordance with the requirements for hedge accounting are reflected in accumulated other comprehensive income (loss) within stockholder’s equity, and reclassified to earnings as the underlying hedged transaction occurs.  The Company has determined that it has not met the documentation requirements for hedge accounting for either the swap or collar; therefore, all gains and losses from the swap and collar must be reflected in the Company’s earnings. This accounting treatment will continue until the Company, at its discretion, satisfies the documentation requirements for designation as a cash flow hedge in accordance with SFAS 133.

The net effects of all restatement adjustments on the unaudited condensed consolidated balance sheet, unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2006 are as follows (in thousands):

	Originally Filed	Adjustment	Restated

	Balance Sheet As of March 31, 2006

Accumulated other comprehensive income (loss)	$2,944	$(3,466)	$(522)
Retained (deficit)	(32,630)	3,466	(29,164)

	Statement of Operations For the three months ended March 31, 2006

Gain on derivative instruments	$—	$3,454	$3,454
Interest expense, net	(15,774)	12	(15,762)
Income (loss) before income taxes	(8,454)	3,466	(4,988)
Net loss	(10,128)	3,466	(6,662)

	Statement of Cash Flows For the three months ended March 31, 2006

Net loss	$(10,128)	$3,466	$(6,662)
Unrealized gain on derivative instruments	—	(3,466)	(3,466)

In addition, the Company has discussed in Note 11 related party transactions during the three months ended March 31, 2006, which was not previously disclosed in the Original Filing.

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

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three months ended March 31, 2006, the Company incurred $4.3 million of amortization expense related to intangible assets, including $0.5 million relating to cost of sales and $3.8 million relating to selling, general and administrative expenses.  For the three months ended March 31, 2005, the Company incurred $1.6 million of amortization expense related to intangible assets, including $0.9 million relating to cost of sales and $0.7 million relating to selling, general and administrative expenses.

3. Stock Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R.  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans.

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The 2005 Equity Plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”). The total number of shares authorized under the plan is 14,374,633. Shares issued by Accellent Holdings Corp. upon exercise are satisfied from shares authorized for issuance, not from treasury shares.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination. As a result of this repurchase feature, Roll-Over options are recorded as a liability until such options are exercised, forfeited, expired or settled. During the quarter ended March 31, 2006, the Company exercised its repurchase rights and acquired 225,277 Roll-Over options from terminating employees at a cost of $844,787. As of March 31, 2006, the Company had 4,675,830 Roll-Over options outstanding at an aggregate fair value of $18,752,606 which is included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

Time-Based and Performance-Based options granted during the quarter ended March 31, 2006 have an exercise price of $5.00 per share and a fair value of $2.11 per share based on the Black-Scholes option-pricing model using the following assumptions:  expected term to exercise of 6.5 years; expected volatility of 32.24%; risk-free rate of 4.54%; and no dividend yield. Expected term to exercise is based on the simplified method as provided by SAB 107.  The Company and its parent company have no historical volatility since its shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the option’s expected term.  The dividend yield assumption of 0% is based on the Company’s history of not paying dividends on common shares.  The requisite service period is five years from date of grant.

For the quarter ended March 31, 2006, the Company recognized stock based compensation expense of $1,712,478, including $71,649 recorded as cost of sales and $1,640,829 recorded as selling, general and administrative expenses.  The Company records share-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award. For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable. The Company has determined that the achievement of performance targets for all Performance-Based options is probable at March 31, 2006. Total stock based compensation expense recorded for Performance-Based options based on the probable achievement of future performance targets through March 31, 2006 was approximately $0.9 million. If the achievement of performance targets becomes less than probable, the Company would reverse previously recorded stock based compensation expense for unvested Performance-Based options.

Stock option transaction activity during the three months ended March 31, 2006 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	7,606,511	$5.00	4,901,107	$1.25
Granted	130,000	5.00	—	—
Exercised/Repurchased	—	—	(225,277)	1.25
Forfeited	(321,970)	5.00	—	—
Outstanding at March 31, 2006	7,414,541	5.00	4,675,830	1.25

Exercisable at March 31, 2006	—	$—	4,675,830	$1.25

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

In connection with the Transaction, the Company identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments. Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. The cost of this restructuring plan was reflected in the purchase price of the Company in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The Company accounts for restructuring activities in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized $1.7 million of restructuring charges during the quarter ended March 31, 2006, including $1.2 million of severance costs and $0.5 million of other exit costs. Severance costs include $1.0 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.1 million for the elimination of 120 manufacturing positions in the Company’s Juarez, Mexico facility due to the pending expiration of a customer contract and $0.1 million to record retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing, to other existing facilities of the Company.

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

5. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of any stockholder’s equity changes related to currency translation. For the three months ended March 31, 2005 and 2006, the Company reported comprehensive income (loss) of (in thousands):

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006

Net income (loss)	$3,163	$(6,662)
Cumulative translation adjustments	(320)	124
Comprehensive income (loss)	$2,843	$(6,538)

6. Inventories

Inventories at December 31, 2005 and March 31, 2006 consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Raw materials	$24,201	$29,199
Work-in-process	22,388	24,919
Finished goods	19,878	16,391
Total	$66,467	$70,509

7. Short-term and long-term debt

Long-term debt at December 31, 2005 and March 31, 2006 consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Credit Agreement dated November 22, 2005, term loan, interest at 6.39% at December 31, 2005 and 6.80% at March 31, 2006	$400,000	$399,000
Credit Agreement dated November 22, 2005, revolving loan, interest at 9.00% at March 31, 2006	—	5,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10½%	305,000	305,000
Capital lease obligations	88	62
Total debt	705,088	709,062
Less—unamortized discount on senior subordinated notes	(3,996)	(3,871)
Less—current portion	(4,018)	(4,045)
Long term debt, excluding current portion	$697,074	$701,146

The Company’s senior secured credit facility (the “Credit Agreement”) includes $400.0 million of term loans and up to $75.0 million available under a revolving credit facility. During the quarter ended March 31, 2006, the Company drew $5.0 million in revolving credit loans under the Credit Agreement. As of March 31, 2006, $6.3 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $63.7 million available.

As of March 31, 2006, the Company was in compliance with the covenants under the Credit Agreement and the Senior Subordinated Notes due 2013 (the “Notes”).

In December 2005, the Company filed a registration statement (Registration No. 333-130470) under the Securities Act pursuant to a registration rights agreement entered into in connection with the Notes offering.  The registration statement was declared effective by the SEC on February 14, 2006, enabling the eligible holders of the Notes to exchange their notes for substantially identical notes registered under the Securities Act.  The exchange transaction closed on March 29, 2006 and 100% of the Notes were exchanged for registered notes.  The Company did not receive any proceeds from the exchange transaction.

During the three months ended March 31, 2006 and 2005, the Company made interest payments of $7.9 million and $14.7 million, respectively.

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

The Company utilizes swap and collar derivatives to reduce exposure to variable interest rates for a portion of the term loan under the Credit Agreement. These derivatives have not been designated as an accounting hedge of the cash flow exposure, therefore changes in the fair value of the swap and collar derivative are recorded in earnings along with realized payments and receipts on each instrument.  During the three months ended March 31, 2006, the Company recorded gains on derivative instruments of $3.5 million, which is comprised primarily of unrealized gains. The fair value of the swap and collar asset at March 31, 2006 was $2.8 million and is included in deferred financing and other assets in the unaudited condensed consolidated balance sheet. The fair value of the swap and collar liability at December 31, 2005 was $0.7 million and was included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

8. Income taxes

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

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.   SFAS No. 109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $12.2 million and $12.9 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of December 31, 2005 and March 31, 2006, respectively, relating to certain intangible assets.

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

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three months ended March 31, 2006, the Company incurred KKR management fees and related expenses of $0.3 million, all of which were unpaid and included in current accrued expenses on the condensed consolidated balance sheet at March 31, 2006.  In addition, an affiliate of KKR, Capstone Consulting, provides integration consulting services to the Company.  For the three months ended March 31, 2006, the Company incurred $0.2 million of integration consulting fees for the services of Capstone Consulting, all of which were unpaid and included in current accrued expenses on the condensed consolidated balance sheet at March 31, 2006.

12. Supplemental Guarantor Condensed Consolidating Financial Statements

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

Consolidating Statements of Operations - Successor
Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,768	$5,108	$(196)	$121,680
Cost of sales	6,422	81,015	3,106	(196)	90,347
Selling, general and administrative expenses	—	16,486	494	—	16,980
Research and development expenses	—	877	99	—	976
Restructuring and other charges	—	1,730	—	—	1,730
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(10,723)	16,660	1,409	—	7,346
Interest expense	(15,727)	(35)	—	—	(15,762)
Gain on derivative instruments	3,454	—	—	—	3,454
Other (expense) income	—	(108)	82	—	(26)
Equity in earnings of affiliates	16,334	1,084	—	(17,418)	—
Income tax expense	—	1,267	407	—	1,674
Net (loss) income	$(6,662)	$16,334	$1,084	$(17,418)	$(6,662)

Consolidating Statements of Operations - Predecessor
Three months ended March 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,672	$4,286	$(84)	$108,874
Cost of sales	—	74,247	2,694	(84)	76,857
Selling, general and administrative expenses	39	14,606	524	—	15,169
Research and development expenses	—	592	73	—	665
Restructuring and other charges	—	839	11	—	850
Amortization of intangibles	—	1,573	—	—	1,573
(Loss) income from operations	(39)	12,815	984	—	13,760
Interest (expense) income	—	(7,985)	—	—	(7,985)
Other (expense) income	—	(6)	33	—	27
Equity in earnings of affiliates	3,187	756	—	(3,943)	—
Income tax (benefit) expense	(15)	2,393	261	—	2,639
Net income	$3,163	$3,187	$756	$(3,943)	$3,163

Condensed Consolidating Balance Sheets
March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,661	$1,000	$—	$3,661
Receivables, net	—	58,910	2,000	(30)	60,880
Inventories	—	67,462	3,047	—	70,509
Prepaid expenses and other	80	3,469	124	—	3,673
Total current assets	80	132,502	6,171	(30)	138,723
Property and equipment, net	—	114,656	6,326	—	120,982
Intercompany receivable	75,427	—	4,277	(79,704)	—
Investment in subsidiaries	92,034	11,266	—	(103,300)	—
Goodwill	855,143	—	—	—	855,143
Intangibles, net	271,808	—	—	—	271,808
Deferred financing costs and other assets	27,124	1,358	24	—	28,506
Total assets	$1,321,616	$259,782	$16,798	$(183,034)	$1,415,162

Current portion of long-term debt	$4,000	$45	$—	$—	$4,045
Accounts payable	—	26,599	1,355	(32)	27,922
Accrued liabilities	3,435	35,256	2,489	—	41,180
Total current liabilities	7,435	61,900	3,844	(32)	73,147
Note payable and long-term debt	701,129	17	—	—	701,146
Other long-term liabilities	18,753	105,831	1,688	(79,702)	46,570
Total liabilities	727,317	167,748	5,532	(79,734)	820,863
Equity	594,299	92,034	11,266	(103,300)	594,299
Total liabilities and equity	$1,321,616	$259,782	$16,798	$(183,034)	$1,415,162

Condensed Consolidating Balance Sheets
December 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Consolidating Statements of Cash Flows - Successor
Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,890)	$4,879	$1,050	$—	$1,039
Cash flows from investing activities:				—
Purchase of property and equipment	—	(8,401)	(731)	—	(9,132)
Transferred assets	5	(5)	—	—	—
Proceeds from sale of equipment	—	217	—	—	217
Acquisition of business	—	(117)	—	—	(117)
Net cash (used in) provided by investing activities	5	(8,306)	(731)	—	(9,032)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	—	—	—	5,000
Principal payments on long-term debt	(1,000)	(26)	—		(1,026)
Repurchase of parent company common stock	(78)	—	—	—	(78)
Intercompany advances	1,915	(710)	(1,205)	—	—
Deferred financing fees	(952)	—	—	—	(952)
Cash flows provided by (used in) financing activities	4,885	(736)	(1,205)	—	2,944
Effect of exchange rate changes in cash	—	11	30	—	41
Net decrease in cash and cash equivalents	—	(4,152)	(856)	—	(5,008)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of year	$—	$2,661	$1,000	$—	$3,661

Consolidating Statements of Cash Flows - Predecessor
Three months ended March 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$10	$(4,579)	$177	$—	$(4,392)
Cash flows from investing activities:				—
Purchases of property and equipment	—	(3,027)	(146)	—	(3,173)
Transferred assets	—	10	(10)	—	—
Proceeds from sale of equipment	—	32	—	—	32
Acquisition of business	—	(13)	—	—	(13)
Net cash used in investing activities	—	(2,998)	(156)	—	(3,154)
Cash flows from financing activities:
Principal payments on long-term debt	—	(491)	—	—	(491)
Intercompany advances	(10)	983	(973)	—	—
Deferred financing fees	—	(749)	—	—	(749)
Cash flows used in financing activities	(10)	(257)	(973)	—	(1,240)
Effect of exchange rate changes in cash	—	(15)	(32)	—	(47)
Net decrease in cash and cash equivalents	—	(7,849)	(984)	—	(8,833)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of year	$—	$6,856	$315	$—	$7,171

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q/A, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 30, 2006 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2005. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this Form 10-Q/A to “Accellent,” “we,” “our” and “us” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transaction (as described below).

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

Financial Statement Restatement

On November 10, 2006, management of the Company and the Audit Committee of the Company made the decision to restate the Company’s previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006.  The Company arrived at this decision after an extensive review of its accounting for derivatives.  The restatement pertains to the documentation for certain derivative instruments relating to the Company’s interest rate swap and collar agreements, which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Therefore, the unaudited condensed consolidated financial statements and financial information as of and for the three months ended March 31, 2006 have been restated to reflect any changes in the market value of these derivative instruments in the condensed consolidated statements of operations rather than in “accumulated other comprehensive income (loss)”, a component of stockholder’s equity.  Additionally, any previously realized amounts associated with these derivatives have been reclassified out of interest expense, net into the “gain on derivative instruments” line item in the condensed consolidated statements of operations.

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited condensed consolidated financial statements for the period ended March 31, 2006 as described in Note 1 to the unaudited condensed consolidated financial statements.

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

In connection with the Merger, we identified $0.6 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments. Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. The cost of this restructuring plan was reflected in the purchase price in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

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

Interest Expense, net

Interest expense, net, increased $7.8 million to $15.8 million for the first quarter of 2006 as compared to $8.0 million for the first quarter of 2005 due to the increased debt incurred in connection with the Transaction which increased interest expense by $6.6 million, increased debt to acquire Campbell and MTG, which increased interest expense by $0.7 million, and higher interest rates, which increased interest expense by $0.5 million.

Gain on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our senior secured credit facility.  During the first quarter of 2006, we recorded a gain of $3.5 million related to our derivative instruments, which is comprised primarily of unrealized gains.

Income Tax Expense

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. Income tax expense for the first quarter of 2006 was $1.7 million and included $0.7 million of deferred income taxes for the different book and tax treatment for goodwill, $0.5 million of state income taxes and $0.5 million of foreign income taxes. Income tax expense for the first quarter of 2005 was $2.6 million and included $1.3 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $0.5 million of deferred income taxes for the different book and tax treatment for goodwill, $0.5 million of state income taxes and $0.4 million of foreign income taxes.

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

During the first quarter of 2006, cash provided by operating activities was $1.0 million compared to cash used in operations of $4.4 million for the first quarter of 2005. During the first quarter of 2005, we paid $9.5 million in semi-annual interest payments on our subsidiary’s old senior subordinated notes due 2012, which were repaid upon the consummation of the Transaction. Our new senior subordinated notes due 2013 have interest payment dates of June 1st and December 1st, with the first interest payment of $16.8 million due on June 1, 2006.  The decrease in cash used by operations was partially offset by $2.5 million of higher interest payments on our new senior secured credit facility during the first quarter of 2006 as compared to interest payments under our subsidiary’s old senior secured credit facility during the first quarter of 2005 and $0.8 million of payments to repurchase stock options from terminating employees.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA, Adjusted EBITDA and the related ratios presented in this Form 10-Q/A are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q/A is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and our senior secured credit facility contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facility could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$3,163	$(6,662)
Interest expense, net	7,985	15,762
Income tax expense	2,639	1,674
Depreciation and amortization	5,336	8,173
EBITDA	$19,123	$18,947

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor	Successor
	Three months ended March 31, 2005	Three months ended March 31, 2006

EBITDA	$19,123	$18,947
Adjustments:
Acquired Adjusted EBITDA (1)	2,316	—
Restructuring and other charges	850	1,730
Stock-based compensation	64	1,712
Executive severance	300	—
Employee relocation	212	81
Impact of inventory step-up related to inventory sold	—	6,422
Write off acquired A/R	(336)	—
Losses incurred by closed facilities	565	—
Gain on derivative instruments	—	(3,454)
(Gain) loss on sale of property and equipment	(20)	18
Management fees to existing stockholders	225	250
Adjusted EBITDA	$23,299	$25,706

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

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$404,000	$4,000	$8,000	$8,000	$384,000
Interest on senior secured credit facility	179,860	27,839	54,851	53,747	43,423
Senior subordinated notes	305,000	—	—	—	305,000
Interest on senior subordinated notes	248,816	32,203	64,940	64,939	86,734
Capital leases	62	45	17	—	—
Operating leases (1)	43,187	6,057	9,972	8,638	18,520
Purchase commitments	26,658	26,658	—	—	—
Other long-term obligations (2)	40,504	265	2,169	527	37,543
Total	$1,248,087	$97,067	$139,949	$135,851	$875,220

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As described in the Original Filing, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the period covered by the Original Filing.  Based on that evaluation our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of the end of the period covered by the Original Filing.  Subsequent to the Original Filing, as further discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements, the Company identified errors in its accounting for certain interest rate hedging instruments due to its failure to meet the documentation requirements for hedge accounting.  Upon discovery of these errors and upon evaluation of the control deficiencies resulting in the errors, our principal executive officer and principal financial officer re-evaluated disclosure controls and procedures and concluded that they were not effective as of March 31, 2006.

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

As a result of the financial statement errors relating to hedge accounting noted above, the Company will initiate changes to its derivative instrument accounting policy during the fourth quarter of 2006 which will include requirements for more detailed documentation and support for hedge effectiveness and requiring review and approval of hedge documentation on a quarterly basis.

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

Accellent Inc.

November 14, 2006	By:	/s/ Ron Sparks
Ron Sparks President and Chief Executive Officer (Authorized Signatory)

Accellent Inc.

November 14, 2006	By:	/s/ Stewart A. Fisher
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