Form 10-Q/A
period 2006-06-30
ACCELLENT INC
filed 2006-11-14
CIK 1342505

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (the “Amendment”) amends and restates our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 4, 2006 (the “Original Filing”).  The unaudited condensed consolidated financial statements and financial information of Accellent Inc. (the “Company”) included herein have been restated to reflect the Company’s conclusion that certain derivative instruments relating to interest rate swap and collar agreements did not qualify for cash flow hedge accounting.  The Company believed the initial accounting treatment for these interest rate swap and collar agreements treated as hedges properly reflected the intent and economics of the underlying transactions; however, the interpretations of how to apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how to adequately provide documentation for such instruments so as to qualify for hedge accounting are very complex.  Based on an evaluation of the Company’s hedge documentation, management has concluded the documentation with respect to these instruments did not meet the requirements of SFAS 133.  Therefore, the unaudited condensed consolidated financial statements and financial information as of and for the three and six months ended June 30, 2006 included herein have been restated to reflect any changes in the market value of these derivative instruments in the condensed consolidated statements of operations rather than in “accumulated other comprehensive income (loss),” a component of stockholder’s equity.  Additionally, any previously realized amounts associated with these derivatives have been reclassified out of interest expense, net into the “gain on derivative instruments” line item in the condensed consolidated statements of operations.

Further information relating to the restatement and the effect is more fully described in Note 1 to the unaudited condensed consolidated financial statements.

This Quarterly Report on Form 10-Q/A restates Item 1, Financial Statements, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures, solely as a result of, and to reflect, this determination.  Pursuant to the rules of the Securities and Exchange Commission (SEC), we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.  Except for the restated information described above, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2005 and June 30, 2006

(in thousands, except per share data)

	December 31, 2005	June 30, 2006
		As Restated
Assets
Current assets:
Cash and cash equivalents	$8,669	$1,641
Accounts receivable, net of allowances of $1,497 and $1,872, respectively	54,916	60,888
Inventories	66,467	65,804
Prepaid expenses and other	3,877	3,388
Total current assets	133,929	131,721
Property and equipment, net	116,587	124,786
Goodwill	855,345	854,488
Intangibles, net	276,109	267,507
Deferred financing costs and other assets	26,478	30,046
Total assets	$1,408,448	$1,408,548
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,027
Accounts payable	21,289	23,553
Accrued payroll and benefits	12,982	9,996
Accrued interest	6,110	5,193
Accrued income taxes	4,634	3,006
Accrued expenses	15,424	13,792
Total current liabilities	64,457	59,567
Notes payable and long-term debt	697,074	704,269
Other long-term liabilities	28,117	46,045
Total liabilities	789,648	809,881
Stockholder’s equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	641,948	625,597
Accumulated other comprehensive loss	(646)	(3)
Retained deficit	(22,502)	(26,927)
Total stockholder’s equity	618,800	598,667
Total liabilities and stockholder’s equity	$1,408,448	$1,408,548

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2005 and 2006

(in thousands)

	Predecessor		Successor
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
			As Restated
Net sales	$114,724	$223,597	$124,727	$246,408
Cost of sales (exclusive of amortization)	77,505	154,362	85,196	175,545
Gross profit	37,219	69,235	39,531	70,863
Selling, general and administrative expenses	15,823	30,992	16,278	33,259
Research and development expenses	763	1,428	896	1,872
Restructuring charges	1,790	2,640	568	2,297
Amortization of intangibles	1,515	3,089	4,301	8,602
Income from operations	17,328	31,086	17,488	24,833
Interest expense, net	(7,776)	(15,761)	(16,312)	(32,073)
Gain on derivative instruments	—	—	2,646	6,100
Other expense	(174)	(146)	(395)	(421)
Income (loss) before income taxes	9,378	15,179	3,427	(1,561)
Income tax expense	3,476	6,115	1,190	2,864
Net income (loss)	$5,902	$9,064	$2,237	$(4,425)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2006

(in thousands)

	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
		As Restated
OPERATING ACTIVITIES:
Net income (loss)	$9,064	$(4,425)
Cash provided by operating activities:
Depreciation and amortization	10,548	16,652
Amortization of debt discounts and non-cash interest expense	1,400	1,942
Deferred income taxes	3,864	1,434
Stock-based compensation expense	874	3,261
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized gain on derivative instruments	—	(6,051)
Loss on disposal of assets	112	175
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(4,860)	(5,809)
Increase in inventories	(3,204)	(5,539)
Decrease in prepaid expenses and other	311	429
Decrease in accounts payable and accrued expenses	(6,135)	(3,440)
Repurchase of employee stock options	—	(1,841)
Net cash provided by operating activities	11,974	3,210
INVESTING ACTIVITIES:
Purchase of property and equipment	(8,906)	(16,233)
Proceeds from sale of assets	53	354
Proceeds from note receivable	—	199
Acquisition of business	(2,279)	(112)
Net cash used in investing activities	(11,132)	(15,792)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	17,000
Principal payments on long-term debt	(982)	(10,047)
Repurchase of parent company common stock and stock options	—	(89)
Redemption of redeemable convertible preferred stock	(30)	—
Deferred financing fees	(749)	(1,384)
Net cash (used in) provided by financing activities	(1,761)	5,480
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(129)	74
Decrease in cash and cash equivalents	(1,048)	(7,028)
Cash and cash equivalents at beginning of period	16,004	8,669
Cash and cash equivalents at end of period	$14,956	$1,641

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the required adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), an amendment to SFAS 123, “Accounting for Stock-Based Compensation” and a replacement of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance on January 1, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet data at December 31, 2005 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q/A have not been restated to reflect the fair value method of recording share-based compensation. The adoption of SFAS 123R resulted in non-cash stock-based compensation charges of $1.6 million and $3.3 million for the three and six months ended June 30, 2006, respectively.

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

The net effects of all restatement adjustments on the unaudited condensed consolidated balance sheet, unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three and six months ended June 30, 2006 are as follows (in thousands):

	Originally Filed	Adjustment	Restated

	Balance Sheet As of June 30, 2006
Accumulated other comprehensive income (loss)	$6,048	$(6,051)	$(3)
Retained (deficit)	(32,978)	6,051	(26,927)

	Statement of Operations Three months ended June 30, 2006
Gain on derivative instruments	$—	$2,646	$2,646
Interest expense, net	(16,251)	(61)	(16,312)
Income before income taxes	842	2,585	3,427
Net (loss) income	(348)	2,585	2,237

	Statement of Operations Six months ended June 30, 2006
Gain on derivative instruments	$—	$6,100	$6,100
Interest expense, net	(32,024)	(49)	(32,073)
Income (loss) before income taxes	(7,612)	6,051	(1,561)
Net loss	(10,476)	6,051	(4,425)

	Statement of Cash Flows Six months ended June 30, 2006
Net loss	$(10,476)	$6,051	$(4,425)
Unrealized gain on derivative instruments	—	(6,051)	(6,051)

In addition, the Company has discussed in Note 11 related party transactions during the three and six months ended June 30, 2006, which was not previously disclosed in the Original Filing.

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

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three and six months ended June 30, 2005 and 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of sales related amortization	$894	$1,788	$506	$1,012
Selling, general and administrative related amortization	621	1,301	3,795	7,590
Total amortization reported	$1,515	$3,089	$4,301	$8,602

Predecessor six month period ended June 30, 2005
Net sales	$237,011
Net loss	(5,745)

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

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination. As a result of this repurchase feature, Roll-Over options are recorded as liability until such options are exercised, forfeited, expired or settled. During the six months ended June 30, 2006, the Company exercised its repurchase rights and acquired 490,846 Roll-Over options from terminating employees at a cost of $1,840,664. As of June 30, 2006, the Company had 4,410,261 Roll-Over options outstanding at an aggregate fair value of $17,681,170, which is included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The Company’s Roll-Over options have an exercise price of $1.25, and for the three and six months ended June 30, 2006, fair values of $3.98 to $4.01 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected term to exercise	4.5 years	4.8 years
Expected volatility	25.64%	29.04%
Risk-free rate	5.19%	4.74%
Dividend yield	0%	0%

Time-Based and Performance-Based options granted during the three and six months ended June 30, 2006 have an exercise price of $5.00 and a fair value of $2.11 to $2.12 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected term to exercise	6.5 years	6.5 years
Expected volatility	31.13%	32.09%
Risk-free rate	4.96%	4.60%
Dividend yield	0%	0%

Expected term to exercise is based on the simplified method as provided by SAB 107. The Company and its parent company have no historical volatility since their shares have never been publicly traded. Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the option's expected term. The dividend yield assumption of 0% is based on the Company's history of not paying dividends on common shares. The requisite service period is five years from date of grant.

For the three months ended June 30, 2006, the Company recognized stock-based compensation expense of $1,548,073 including $62,017 as cost of sales and $1,486,056 as selling, general and administrative expenses. For the six months ended June 30, 2006, the Company recognized stock-based compensation expense of $3,260,551 including $133,667 recorded as cost of sales and $3,126,884 recorded as selling, general and administrative expenses. The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award. For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable. The Company has determined that the achievement of performance targets for all Performance-Based options is probable at June 30, 2006. Total stock-based compensation expense recorded for Performance-Based options based on the probable achievement of future performance targets through June 30, 2006 was approximately $1.7 million. If the achievement of performance targets becomes less than probable, the Company would reverse previously recorded stock-based compensation expense for unvested Performance-Based options.

Stock option transaction activity during the six months ended June 30, 2006 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	7,606,511	$5.00	4,901,107	$1.25
Granted	170,000	5.00	—	—
Exercised/Repurchased	—	—	(490,846)	1.25
Forfeited	(527,262)	5.00	—	—
Outstanding at June 30, 2006	7,249,249	$5.00	4,410,261	$1.25

Exercisable at June 30, 2006	—	$—	4,410,261	$1.25

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

The Company accounts for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company recognized $2.3 million of restructuring charges during the six months ended June 30, 2006, including $1.7 million of severance costs and $0.6 million of other exit costs. Severance costs include $1.1 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.4 million for the elimination of 170 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.1 million to reduce the workforce at a former MedSource facility in order to align the workforce with expected demand and $0.1 million to record retention bonuses earned at a former MedSource facility which was closed during March 2006. Other exit costs relate primarily to the cost of transferring production from former MedSource facilities that are closing, to other existing facilities of the Company.

The Company recognized $0.6 million of restructuring charges during the three months ended June 30, 2006 including $0.5 million of severance costs and $0.1 million of other exit costs. Severance costs include $0.3 million for the elimination of 72 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.1 million to reduce the workforce at a former MedSource facility in order to align the workforce with expected demand and $0.1 million relating to the elimination of certain administrative positions. Other exit costs relate primarily to the cost of transferring production from former MedSource facilities that are closing to other existing facilities of the Company.

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

The Company recognized $1.8 million of restructuring charges and acquisition integration costs during the second quarter of 2005, including $0.6 million of severance costs and $1.0 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company. In addition, the Company incurred $0.2 million of costs for the integration of MedSource.

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

5. Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of any stockholder’s equity changes related to currency translation. For the three and six months ended June 30, 2005 and 2006, the Company reported comprehensive income (loss) of the following (in thousands):

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
Net income (loss)	$5,902	$9,064	$2,237	$(4,425)
Cumulative translation adjustments	(382)	(702)	518	643
Comprehensive income (loss)	$5,520	$8,362	$2,755	$(3,782)

6. Inventories

Inventories at December 31, 2005 and June 30, 2006 consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Raw materials	$24,201	$25,371
Work-in-process	22,388	25,748
Finished goods	19,878	14,685
Total	$66,467	$65,804

7. Short-term and long-term debt

Long-term debt at December 31, 2005 and June 30, 2006 consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Credit Agreement dated November 22, 2005, term loan, interest at 6.39% at December 31, 2005 and 7.23% at June 30, 2006	$400,000	$398,000
Credit Agreement dated November 22, 2005, revolving loan	—	9,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10½%	305,000	305,000
Capital lease obligations	88	41
Total debt	705,088	712,041
Less—unamortized discount on senior subordinated notes	(3,996)	(3,745)
Less—current portion	(4,018)	(4,027)
Long-term debt, excluding current portion	$697,074	$704,269

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

During the six months ended June 30, 2006 and 2005, the Company made interest payments of $32.9 million and $18.2 million, respectively.

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

The Company utilizes swap and collar derivatives to reduce exposure to variable interest rates for a portion of the term loan under the Credit Agreement.  These derivatives have not been designated as an accounting hedge of the cash flow exposure, therefore changes in the fair value of the swap and collar derivative are recorded in earnings along with realized payments and receipts on each instrument.  During the three months ended June 30, 2006, the Company recorded gains on derivative instruments of $2.6 million, which is comprised primarily of unrealized gains.  During the six months ended June 30, 2006, the Company recorded gains on derivative instruments of $6.1 million, which is comprised primarily of unrealized gains.  The fair value of the swap and collar asset at June 30, 2006 was $5.4 million and is included in deferred financing and other assets in the unaudited condensed consolidated balance sheet.  The fair value of the swap and collar liability at December 31, 2005 was $0.7 million and was included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

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

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation reserve. SFAS No. 109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets. The Company has $12.2 million and $13.7 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of December 31, 2005 and June 30, 2006, respectively, relating to certain intangible assets.

The Company paid cash for income taxes of $3.0 million for the six months ended June 30, 2006 and $1.4 million during the same period of 2005. The Company continues to evaluate its tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires the Company to accrue for losses it believes are probable and can be reasonably estimated. The amount reflected in the unaudited condensed consolidated balance sheet at June 30, 2006 is considered adequate based on the assessment of many factors including state apportionment, results of tax audits, and interpretations of tax law applied to the facts of each matter. It is reasonably possible that the tax reserves could be increased or decreased in the near term based on these factors.

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

10. Pension Plans

Components of the Company’s net periodic pension cost for the three and six months ended June 30, 2005 and 2006 were as follows (in thousands):

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006

Service cost	$23	$47	$26	$52
Interest cost	34	70	37	73
Expected return of plan assets	(14)	(29)	(15)	(30)
Recognized net actuarial loss	12	23	9	17
	$55	$111	$57	$112

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2006, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $129,000 for fiscal year 2006.

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services. Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year. During the three and six months ended June 30, 2006, the Company incurred KKR management fees and related expenses of $0.3 million and $0.5 million, respectively. At June 30, 2006, the Company owed KKR $0.3 million for unpaid management fees, which was included in current accrued expenses on the condensed consolidated balance sheet. In addition, an affiiliate of KKR, Capstone Consulting, provides integration consulting services to the Company. For the three and six months ended June 30, 2006, the Company incurred $0.6 million and $0.8 million, respectively, for integration consulting fees for the services of Capstone Consulting. At June 30, 2006, the Company owed Capstone Consulting $0.5 million for unpaid integration consulting fees which was included in current accrued expenses on the condensed consolidated balance sheet.

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

Consolidating Statements of Operations - Successor

Three months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,720	$5,035	$(28)	$124,727
Cost of sales	—	82,223	3,001	(28)	85,196
Selling, general and administrative expenses	73	15,725	480	—	16,278
Research and development expenses	—	796	100	—	896
Restructuring and other charges	—	568	—	—	568
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(4,374)	20,408	1,454	—	17,488
Interest (expense) income	(16,334)	22	—	—	(16,312)
Gain on derivative instruments	2,646	—	—	—	2,646
Other expense	—	(371)	(24)	—	(395)
Equity in earnings of affiliates	20,299	1,198	—	(21,497)	—
Income tax expense	—	958	232	—	1,190
Net income	$2,237	$20,299	$1,198	$(21,497)	$2,237

Consolidating Statements of Operations - Predecessor

Three months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,427	$4,495	$(198)	$114,724
Cost of sales	—	75,023	2,680	(198)	77,505
Selling, general and administrative expenses	39	15,194	590	—	15,823
Research and development expenses	—	679	84	—	763
Restructuring and other charges	—	1,714	76	—	1,790
Amortization of intangibles	—	1,515	—	—	1,515
(Loss) income from operations	(39)	16,302	1,065	—	17,328
Interest expense		(7,769)	(7)	—	(7,776)
Other (expense) income	—	(214)	40	—	(174)
Equity in earnings of affiliates	5,956	415	—	(6,371)	—
Income tax expense	15	2,778	683	—	3,476
Net income	$5,902	$5,956	$415	$(6,371)	$5,902

Consolidating Statements of Operations - Successor

Six months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,488	$10,143	$(223)	$246,408
Cost of sales	6,422	163,239	6,107	(223)	175,545
Selling, general and administrative expenses	73	32,212	974	—	33,259
Research and development expenses	—	1,673	199	—	1,872
Restructuring and other charges	—	2,297	—	—	2,297
Amortization of intangibles	8,602	—	—	—	8,602
(Loss) income from operations	(15,097)	37,067	2,863	—	24,833
Interest (expense) income	(32,061)	(13)	1	—	(32,073)
Gain on derivative instruments	6,100	—	—	—	6,100
Other (expense) income	—	(478)	57	—	(421)
Equity in earnings of affiliates	36,633	2,282	—	(38,915)	—
Income tax expense	—	2,225	639	—	2,864
Net (loss) income	$(4,425)	$36,633	$2,282	$(38,915)	$(4,425)

Consolidating Statements of Operations - Predecessor

Six months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$215,097	$8,782	$(282)	$223,597
Cost of sales	—	149,271	5,373	(282)	154,362
Selling, general and administrative expenses	77	29,801	1,114	—	30,992
Research and development expenses	—	1,270	158	—	1,428
Restructuring and other charges	—	2,553	87	—	2,640
Amortization of intangibles	—	3,089	—	—	3,089
(Loss) income from operations	(77)	29,113	2,050	—	31,086
Interest (expense) income		(15,754)	(7)	—	(15,761)
Other (expense) income	—	(219)	73	—	(146)
Equity in earnings of affiliates	9,141	1,172	—	(10,313)	—
Income tax expense	—	5,171	944	—	6,115
Net income	$9,064	$9,141	$1,172	$(10,313)	$9,064

Condensed Consolidating Balance Sheets

June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$954	$687	$—	$1,641
Receivables, net	—	59,047	1,891	(50)	60,888
Inventories	—	62,656	3,148	—	65,804
Prepaid expenses and other	49	3,255	84	—	3,388
Total current assets	49	125,912	5,810	(50)	131,721
Property, plant and equipment, net	—	117,862	6,924	—	124,786
Intercompany receivable	55,545	42,858	5,497	(103,900)	—
Investment in subsidiaries	112,851	12,773	—	(125,624)	—
Goodwill	854,488	—	—	—	854,488
Intangibles, net	267,507	—	—	—	267,507
Deferred financing costs and other assets	28,848	1,175	23	—	30,046
Total assets	$1,319,288	$300,580	$18,254	$(229,574)	$1,408,548

Current portion of long-term debt	$4,000	$27	$—	$—	$4,027
Accounts payable	—	22,335	1,268	(50)	23,553
Accrued liabilities	(5,366)	34,934	2,419	—	31,987
Total current liabilities	(1,366)	57,296	3,687	(50)	59,567
Note payable and long-term debt	704,256	13	—	—	704,269
Other long-term liabilities	17,731	130,420	1,794	(103,900)	46,045
Total liabilities	720,621	187,729	5,481	(103,950)	809,881
Equity	598,667	112,851	12,773	(125,624)	598,667
Total liabilities and equity	$1,319,288	$300,580	$18,254	$(229,574)	$1,408,548

Condensed Consolidating Balance Sheets

December 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Consolidating Statements of Cash Flows - Successor

Six months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,579)	$28,172	$2,617	$—	$3,210
Cash flows from investing activities:	—
Purchase of property and equipment	—	(14,826)	(1,407)	—	(16,233)
Transferred assets	—	—	—	—	—
Proceeds from sale of equipment	—	354	—	—	354
Proceeds from note receivable	—	199	—	—	199
Acquisition of business	(4)	(108)	—	—	(112)
Net cash used in investing activities	(4)	(14,381)	(1,407)	—	(15,792)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	—	—	—	17,000
Principal payments on long-term debt	(10,000)	(47)	—	—	(10,047)
Repurchase of parent company common stock	(89)	—	—	—	(89)
Intercompany receipts (advances)	22,056	(19,631)	(2,425)	—	—
Deferred financing fees	(1,384)	—	—	—	(1,384)
Cash flows provided by (used in) financing activities	27,583	(19,678)	(2,425)	—	5,480
Effect of exchange rate changes in cash	—	28	46	—	74
Net decrease in cash and cash equivalents	—	(5,859)	(1,169)	—	(7,028)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$954	$687	$—	$1,641

Consolidating Statements of Cash Flows - Predecessor

Six months ended June 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$3,626	$6,675	$1,673	$—	$11,974
Cash flows from investing activities:				—
Purchase of property and equipment	—	(8,421)	(485)	—	(8,906)
Proceeds from sale of equipment	—	53	—	—	53
Acquisition of business	—	(2,279)	—	—	(2,279)
Net cash used in investing activities	—	(10,647)	(485)	—	(11,132)
Cash flows from financing activities:
Principal payments on long-term debt	—	(982)	—	—	(982)
Intercompany receipts (advances)	(3,596)	4,777	(1,181)	—	—
Redemption of redeemable preferred stock	(30)	—	—	—	(30)
Deferred financing fees	—	(749)	—	—	(749)
Cash flows (used in) provided by financing activities	(3,626)	3,046	(1,181)	—	(1,761)
Effect of exchange rate changes in cash	—	(39)	(90)	—	(129)
Net decrease in cash and cash equivalents	—	(965)	(83)	—	(1,048)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of period	$—	$13,740	$1,216	$—	$14,956

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

Financial Statement Restatement

On November 10, 2006, management of the Company and the Audit Committee of the Company made the decision to restate the Company’s previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2006 and June 30, 2006.  The Company arrived at this decision after an extensive review of its accounting for derivatives.  The restatement pertains to the documentation for certain derivative instruments relating to the Company’s interest rate swap and collar agreements, which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Therefore, the unaudited condensed consolidated financial statements and financial information as of and for the three and six months ended June 30, 2006 have been restated to reflect any changes in the market value of these derivative instruments in the condensed consolidated statements of operations rather than in “accumulated other comprehensive income (loss),” a component of stockholder’s equity.  Additionally, any previously realized amounts associated with these derivatives have been reclassified out of interest expense, net into the “gain on derivative instruments” line item in the condensed consolidated statements of operations.

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited condensed consolidated financial statements for the period ended June 30, 2006 as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Gain on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our senior secured credit facility.  During the second quarter of 2006, we recorded a gain of $2.6 million related to our derivative instruments, which is comprised primarily of unrealized gains.

Income Tax Expense

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. Income tax expense for the second quarter of 2006 was $1.2 million and included $0.8 million of deferred income taxes for the different book and tax treatment for goodwill, $0.3 million of foreign income taxes and $0.1 million of state income taxes. Income tax expense for the second quarter of 2005 was $3.5 million and included $1.7 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $0.5 million of deferred income taxes for the different book and tax treatment for goodwill, $0.8 million of state income taxes, $0.4 million of foreign income taxes and $0.1 million of federal income taxes.

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

Interest Expense, net

Interest expense, net, increased $16.3 million to $32.1 million for the first half of 2006 as compared to $15.8 million for the first half of 2005 due to the increased debt incurred in connection with the Transaction which increased interest expense by $13.5 million, increased debt to acquire Campbell and MTG, which increased interest expense by $1.3 million, higher interest rates, which increased interest expense by $1.3 million and new borrowings under our revolving credit facility which increased interest expense by $0.2 million.

Gain on Derivative Instruments

                We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our senior secured credit facility.  During the first half of 2006, we recorded a gain of $6.1 million related to our derivative instruments, which is comprised primarily of unrealized gains.

Income Tax Expense

The effective tax rate differs from the federal statutory rate of 35% primarily due to state and foreign taxes and the effects of book to tax differences of intangible assets. Income tax expense for the first half of 2006 was $2.9 million and included $1.4 million of deferred income taxes for the different book and tax treatment for goodwill, $0.8 million of foreign income taxes and $0.5 million of state income taxes. Income tax expense for the first half of 2005 was $6.1 million and included $2.9 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $1.0 million of deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of state income taxes, $0.8 million of foreign income taxes and $0.1 million of federal income taxes.

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

During the first half of 2006, cash provided by operating activities was $3.2 million compared to $12.0 million for the first half of 2005. This decrease was primarily due to an increase of $14.1 million in interest payments in the first half of 2006 as compared to the first half of 2005 as a result of increased debt from the Transaction and $1.8 million paid to repurchase stock options from terminating employees. This decreases was partially offset by increased net sales which generated increased cash from operations during the first half of 2006 as compared to the first half of 2005.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$5,902	$9,064	$2,237	$(4,425)
Interest expense, net	7,776	15,761	16,312	32,073
Income tax expense	3,476	6,115	1,190	2,864
Depreciation and amortization	5,211	10,548	8,479	16,652
EBITDA	$22,365	$41,488	$28,218	$47,164

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2006
EBITDA	$22,365	$41,488	$28,218	$47,164
Adjustments:
Acquired Adjusted EBITDA (1)	2,711	5,001	—	—
Restructuring and other charges	1,790	2,640	568	2,297
Stock-based compensation	811	874	1,547	3,261
Executive severance	84	384	—	—
Employee relocation	176	389	93	174
Impact of inventory step-up related to inventory sold	—	—	—	6,422
Write off acquired A/R	—	(336)	—	—
Losses incurred by closed facilities	137	703	—	—
Currency translation loss	—	—	294	294
Gain on derivative instruments	—	—	(2,646)	(6,100)
Loss on sale of property and equipment	132	112	157	175
Management fees to existing stockholders	250	500	262	512
Adjusted EBITDA	$28,456	$51,755	$28,493	$54,199

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

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$407,000	$4,000	$8,000	$8,000	$387,000
Interest on senior secured credit facility	185,580	29,800	58,721	57,548	39,511
Senior subordinated notes	305,000	—	—	—	305,000
Interest on senior subordinated notes	240,810	32,292	64,939	64,940	78,639
Capital leases	41	27	14	—	—
Operating leases (1)	42,506	6,248	10,234	8,786	17,238
Purchase commitments	24,969	24,969	—	—	—
Other long-term obligations (2)	40,005	267	2,131	538	37,069
Total	$1,245,911	$97,603	$144,039	$139,812	$864,457

(1)                                  Accrued future rental obligations of $6.0 million included in other long-term liabilities on our consolidated balance sheet as of June 30, 2006 are included in our operating leases in the table of contractual obligations.

(2)                                  Other long-term obligations include employee share based payment obligations of $17.7 million, environmental remediation obligations of $3.8 million, accrued severance benefits of $1.6 million, accrued compensation and pension benefits of $2.5 million, deferred income taxes of $13.7 million and other obligations of $0.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As described in the Original Filing, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the period covered by the Original Filing.  Based on that evaluation our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of the end of the period covered by the Original Filing.  Subsequent to the Original Filing, as further discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements, the Company identified errors in its accounting for certain interest rate hedging instruments due to its failure to meet the documentation requirements for hedge accounting.  Upon discovery of these errors and upon evaluation of the control deficiencies resulting in the errors, our principal executive officer and principal financial officer re-evaluated disclosure controls and procedures and concluded that they were not effective as of June 30, 2006.

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