Form 10-Q
period 2006-09-30
ACCELLENT INC
filed 2006-11-14
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Yes    ☐    No     ☒

     As of November 13, 2006, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2005 and September 30, 2006
(in thousands, except per share data)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,669	$3,881
Accounts receivable, net of allowances of $1,497 and $1,889, respectively	54,916	57,707
Inventories	66,467	63,758
Prepaid expenses and other current assets	3,877	3,122
Total current assets	133,929	128,468
Property and equipment, net	116,587	128,285
Goodwill	855,345	847,323
Intangibles, net	276,109	263,205
Deferred financing costs and other assets	26,478	24,760
Total assets	$1,408,448	$1,392,041
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,016
Accounts payable	21,289	23,150
Accrued payroll and benefits	12,982	9,925
Accrued interest	6,110	13,174
Accrued income taxes	4,634	2,875
Accrued expenses	15,424	13,874
Total current liabilities	64,457	67,014
Notes payable and long-term debt	697,074	694,391
Other long-term liabilities	28,117	38,944
Total liabilities	789,648	800,349
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	641,948	624,732
Accumulated other comprehensive (loss) income	(646)	345
Retained deficit	(22,502)	(33,385)
Total stockholder’s equity	618,800	591,692
Total liabilities and stockholder’s equity	$1,408,448	$1,392,041

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2006
(in thousands)

	Predecessor		Successor
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$116,655	$340,253	$119,915	$366,323
Cost of sales (exclusive of amortization)	79,758	234,122	84,156	259,701
Gross profit	36,897	106,131	35,759	106,622
Selling, general and administrative expenses	18,547	49,539	13,420	46,678
Research and development expenses	866	2,294	947	2,819
Restructuring charges	1,185	3,824	1,154	3,452
Amortization of intangibles	1,572	4,660	4,301	12,904
Income from operations	14,727	45,814	15,937	40,769
Interest expense, net	(7,970)	(23,731)	(16,692)	(48,764)
(Loss) gain on derivative instruments	—	—	(4,260)	1,840
Other income (expense)	42	(105)	(163)	(584)
Income (loss) before income taxes	6,799	21,978	(5,178)	(6,739)
Income tax expense	3,930	10,045	1,279	4,144
Net income (loss)	$2,869	$11,933	$(6,457)	$(10,883)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2006
(in thousands)

	Predecessor	Successor
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
OPERATING ACTIVITIES:
Net income (loss)	$11,933	$(10,883)
Cash provided by operating activities:
Depreciation and amortization	16,062	25,295
Amortization of debt discounts and non-cash interest expense	2,002	2,916
Deferred income taxes	6,532	2,067
Stock-based compensation expense	3,556	2,332
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized gain on derivative instruments	—	(1,514)
Loss on disposal of assets	310	166
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,379)	(2,572)
Increase in inventories	(2,462)	(3,433)
Decrease in prepaid expenses and other	790	699
(Decrease) increase in accounts payable and accrued expenses	(9,874)	4,640
Repurchase of employee stock options	—	(1,950)
Net cash provided by operating activities	21,470	24,185
INVESTING ACTIVITIES:
Purchase of property and equipment	(15,586)	(24,881)
Proceeds from sale of assets	61	371
Proceeds from note receivable	—	199
Acquisition of business	(20,098)	(114)
Net cash used in investing activities	(35,623)	(24,425)
FINANCING ACTIVITIES:
Proceeds from long-term debt	8,000	28,000
Principal payments on long-term debt	(1,473)	(31,063)
Proceeds from exercise of stock options	30	—
Repurchase of parent company common stock	—	(158)
Redemption of redeemable convertible preferred stock	(30)	—
Deferred financing fees	(826)	(1,417)
Net cash provided by (used in) financing activities	5,701	(4,638)
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(164)	90
Decrease in cash and cash equivalents	(8,616)	(4,788)
Cash and cash equivalents at beginning of period	16,004	8,669
Cash and cash equivalents at end of period	$7,388	$3,881

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the required adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), an amendment to FAS 123, “Accounting for Stock-Based Compensation” and a replacement of Accountings Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance on January 1, 2006.  Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.   The balance sheet data at December 31, 2005 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

Accellent Inc. was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and Bain Capital (Bain). The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the Transaction).

The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Transaction.

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (SAB) 54, Topic 5-J, and SFAS No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the date the Transaction occurred.

Although Accellent Inc. continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, the accompanying unaudited condensed consolidated statements of operations and cash flows are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively.  The Company refers to the operations of Accellent Inc. and subsidiaries for both the Predecessor and Successor periods.

Nature of Operations

The Company is engaged in providing product development and design services, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

Concurrent with the acquisition of MedSource Technologies, Inc. (MedSource) on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 on January 1, 2006 did not have a material impact on the Company’s results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123R.  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans.  The Company adopted SFAS 123R on January 1, 2006. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recording share-based compensation  The adoption of SFAS 123R resulted in non-cash stock-based compensation (credits) charges of $(0.9) million and $2.3 million for the three and nine months ended September 30, 2006, respectively.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The provisions of FIN 48 are effective for the Company’s first annual period that begins after December 31, 2006. The Company is still assessing the implications of FIN 48, which may materially impact results of operations in the first quarter of fiscal year 2007 and thereafter.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and the Company will adopt the statement at that time. The Company is still evaluating the impact that the adoption of SFAS 157 will have on its results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The statement is effective at fiscal year end 2007 and the Company will adopt the statement at that time. The Company is still evaluating the impact that the adoption of SFAS 158 will have on its results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin is effective at fiscal year end 2006. The Company believes the implementation of this bulletin will have no effect on its results of operations, cash flows or financial position.

2.  Acquisitions

As discussed in Note 1, the Transaction was completed on November 22, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facility (the “Credit Agreement”), the issuance of senior subordinated notes due 2013 (the “Notes”) and equity contributions from affiliates of KKR and Bain, as well as equity contributions from management.  The purchase price consideration paid to existing shareholders was $827.6 million, including $796.7 million of cash consideration and $30.9 million of management equity in the form of fully vested stock options and preferred stock of the Company, which were converted into fully vested stock options or common stock of Accellent Holdings Corp.

On October 6, 2005, the Company purchased 100% of the outstanding membership interests in Machining Technology Group, LLC (MTG), a privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry. The acquisition was accounted for as a purchase and accordingly the results of operations include MTG results beginning on October 6, 2005. The Company acquired MTG to expand product offerings and manufacturing capabilities in the orthopaedic medical device market.

On September 12, 2005, the Company acquired substantially all of the assets of Campbell Engineering, Inc. (Campbell) and certain real property owned by the shareholders of Campbell and used by Campbell in the conduct of its business.   The Campbell acquisition was accounted for as a purchase and accordingly the results of operations include Campbell’s results beginning September 12, 2005.   Campbell is an engineering and manufacturing firm providing design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.

The following unaudited pro forma consolidated financial information for the Predecessor nine months ended September 30, 2005 reflects the purchase of Campbell and MTG, and the Transaction, as if all had occurred as of January 1, 2005.  This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions and the Transaction had occurred on the date indicated, or that may be reported in the future (in thousands):

Predecessor nine month period ended September 30, 2005
Net sales	$359,836
Net loss	(10,915)

The pro forma net loss for the nine months ended September 30, 2005 includes $3.8 million of restructuring charges.

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three and nine months ended September 30, 2005 and 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006

Cost of sales related amortization	$894	$2,682	$506	$1,518
Selling, general and administrative related amortization	678	1,978	3,795	11,386
Total amortization reported	$1,572	$4,660	$4,301	$12,904

3.  Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R.  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans.

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”).  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination.  As a result of this repurchase feature, Roll-Over options are recorded as a liability until such options are exercised, forfeited, expired or settled.  During the nine months ended September 30, 2006, the Company exercised its repurchase rights and acquired 522,490 Roll-Over options from terminating employees at a cost of $1,950,551.  As of September 30, 2006, the Company had 4,378,617 Roll-Over options outstanding at an aggregate fair value of $17,439,999, which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The Company’s Roll-Over options have an exercise price of $1.25, and for the three and nine months ended September 30, 2006, fair values of $3.98 to $4.01 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months Ended September 30, 2006	Nine months Ended September 30, 2006
Expected term to exercise	4.5 years	4.7 years
Expected volatility	25.56%	27.91%
Risk-free rate	4.55%	4.85%
Dividend yield	0%	0%

Time-Based and Performance-Based options granted during the three and nine months ended September 30, 2006 have an exercise price of $5.00 and a grant date fair value per option of $2.10 to $2.12, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months Ended September 30, 2006	Nine months Ended September 30, 2006
Expected term to exercise	6.5 years	6.5 years
Expected volatility	30.09%	31.53%
Risk-free rate	5.09%	4.74%
Dividend yield	0%	0%

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

For the nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $2,332,466 including $99,004 recorded as cost of sales and $2,233,462 recorded as selling, general and administrative expenses. The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.  The Company has determined that the achievement of performance targets for all Performance-Based options is not probable at September 30, 2006 based on the expectation that certain financial growth targets will not be achieved for fiscal year 2006.  During the quarter ended September 30, 2006, the Company reversed $1,667,085 of previously recognized stock-based compensation relating to 3,973,270 shares of Performance-Based options, including $69,756 recorded as cost of sales and $1,597,329 recorded as selling, general and administrative expenses. As a result of this reversal of stock-based compensation, the Company recorded a net credit for stock-based compensation during the quarter ended September 30, 2006 of $(928,085), including $(34,662) as cost of sales and $(893,423) as selling, general and administrative expenses. If in the event that financial growth targets are achieved in a future fiscal year, the Company would be required to record stock-based compensation expense for the vested Performance-Based options once the achievement of financial growth targets becomes probable.

Stock option transaction activity during the nine months ended September 30, 2006 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	7,606,511	$5.00	4,901,107	$1.25
Granted	340,000	5.00	—	—
Exercised/ Repurchased	—	—	(522,490)	1.25
Forfeited	(555,643)	5.00	—	—
Outstanding at September 30, 2006	7,390,868	$5.00	4,378,617	$1.25

Exercisable at September 30, 2006	—	$—	4,378,617	$1.25

As of September 30, 2006, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.2 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of September 30, 2006.

As of September 30, 2006, the weighted average remaining contractual life of the Roll-Over options was 7.0 years.  The aggregate intrinsic value of the Roll-Over options was $16.4 million as of September 30, 2006.  The total intrinsic value of Roll-Over options settled during the nine months ended September 30, 2006 was $2.0 million.

As of September 30, 2006, the Company had approximately $4.9 million of unearned stock-based compensation expense that will be recognized over approximately 4.2 years based on the remaining weighted average vesting period of all outstanding stock options.

Prior to the Transaction, the Company applied APB No. 25 in accounting for its stock option and award plans.  Accordingly, compensation expense was recorded only for certain stock options granted at exercise prices that were below the fair value of the underlying common stock on the grant date and the granting of restricted stock.   Had compensation expense for all employee share-based plans been determined consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income for the three and nine months ended September 30, 2005 would have been (in thousands):

	Predecessor Pro Forma Results
	Three month period ended September 30, 2005	Nine month period ended September 30, 2005
Net income:
As reported	$2,869	$11,933
Add total stock compensation expense, net of tax, included in income as reported	2,653	3,477
Less total pro forma stock compensation expense—fair value method, net of tax	(3,117)	(4,698)
Pro forma net income	$2,405	$10,712

During the three and nine months ended September 30, 2005, the Company granted stock options under the Predecessor stock option plan at exercise prices ranging from $8.18 to $12.29 per share and fair values ranging from $3.66 to $6.82 per share based on the Black-Scholes option-pricing model using the following assumptions:  expected term to exercise of 8.0 years; expected volatility ranging from 29.33% to 30.06%; risk free rate ranging from 4.15% to 4.33%; and no dividend yield.  Stock compensation expense, net of tax, included in Predecessor net income for the three months ended September 30, 2005 included a $2.0 million charge to increase the Predecessor’s liability for phantom stock plans due to the increase in value of the Predecessor’s common stock, $0.6 million for 609,237 shares of Predecessor restricted stock granted during July of 2005 and $0.1 million for Predecessor options granted in July of 2005 at strike prices determined to be below fair value. Stock compensation expense, net of tax, included in Predecessor net income for the nine months ended September 30, 2005 includes a $2.7 million charge to increase the Predecessor’s liability for phantom stock plans due to the increase in value of the Predecessor’s common stock, $0.6 million for 609,237 shares of Predecessor restricted stock granted in July of 2005 and $0.1 million for Predecessor options granted in July of 2005 at strike prices determined to be below fair value.  All stock options, restricted stock and phantom stock granted under the Predecessor stock option plan were either sold or exchanged in connection with the Transaction.

4.  Restructuring Charges

In connection with the MedSource acquisition, the Company identified $9.4 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $8.5 million in severance payments, and $0.9 million in lease and other contract termination costs. Severance payments relate to approximately 370 employees in manufacturing, selling and administration. All restructuring cost accruals related to the MedSource acquisition are expected to be paid by the end of 2007.  The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

In connection with the Transaction, the Company identified $0.5 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of 2007.  The cost of this restructuring plan was reflected in the purchase price of the Company in accordance with EITF No. 95-3. These costs are subject to change based on the actual costs incurred.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

The Company accounts for restructuring activities in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146), and recognized $1.2 million of restructuring charges during the quarter ended September 30, 2006 which consisted almost entirely of severance costs.  These severance costs included $0.3 million for the elimination of 147 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.8 million to eliminate 21 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions and $0.1 million to record retention bonuses related to facility closures.

The Company recognized $3.5 million of restructuring charges during the first nine months of 2006, including $2.8 million of severance costs and $0.7 million of other exit costs.  Severance costs include $1.9 million for the elimination of 58 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions, $0.7 million for the elimination of 317 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing to other existing facilities of the Company.

The Company recognized $1.2 million of restructuring charges and acquisition integration costs during the third quarter of 2005, including $0.3 million of severance costs and $0.7 million of other exit costs, including costs to move production processes from five facilities that are closing to other production facilities of the Company.  In addition, the Company incurred $0.2 million of costs for the integration of MedSource.

The Company recognized $3.8 million of restructuring charges and acquisition integration costs during the nine months ended September 30, 2005, including $1.2 million of severance costs and $2.1 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company.   In addition, the Company incurred $0.5 million of costs for the integration of MedSource during the nine months ended September 30, 2005.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,776)	(6,113)	(7,889)
Restructuring charges incurred	2,820	632	3,452
Payments	(2,927)	(886)	(3,813)
Balance as of September 30, 2006	$1,758	$173	$1,931

The adjustment to restructure accruals of $7.9 million recorded during the nine months ended September 30, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

5.  Comprehensive (Loss) Income

Comprehensive income (loss) represents net income (loss) plus the results of any stockholder’s equity changes related to currency translation.  For the three and nine months ended September 30, 2005 and 2006, the Company reported comprehensive income (loss) of the following (in thousands):

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006

Net income (loss)	$2,869	$11,933	$(6,457)	$(10,883)
Cumulative translation adjustments	(85)	(788)	349	992
Comprehensive income (loss)	$2,784	$11,145	$(6,108)	$(9,891)

6.  Inventories

Inventories at December 31, 2005 and September 30, 2006 consisted of the following (in thousands):

	December 31, 2005	September 30, 2006
Raw materials	$24,201	$26,114
Work-in-process	22,388	22,749
Finished goods	19,878	14,895
Total	$66,467	$63,758

7.  Short-term and long-term debt

Long-term debt at December 31, 2005 and September 30, 2006 consisted of the following (in thousands):

	December 31,2005	September 30, 2006
Credit Agreement dated November 22, 2005, term loan, interest at 6.39% at December 31, 2005 and 7.40% at September 30, 2006	$400,000	$397,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	88	25
Total debt	705,088	702,025
Less—unamortized discount on senior subordinated notes	(3,996)	(3,618)
Less—current portion	(4,018)	(4,016)
Long-term debt, excluding current portion	$697,074	$694,391

The Company’s Credit Agreement includes $400.0 million of term loans and up to $75.0 million available under a revolving credit facility.  During the nine months ended September 30, 2006, the Company drew $28.0 million in revolving credit loans under the Credit Agreement, and repaid $28.0 million in revolving credit loans.  As of September 30, 2006, $6.3 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $68.7 million available.

As of September 30, 2006, the Company was in compliance with the covenants under the Credit Agreement and the Notes.

During the nine months ended September 30, 2006 and 2005, the Company made interest payments of $41.4 million and $30.6 million, respectively.

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at September 30, 2006, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

The Company utilizes swap and collar derivatives to reduce cash flow exposure to variable interest rates for a portion of the term loan under the Credit Agreement.  These derivatives have not been properly designated as an accounting hedge of the cash flow exposure, therefore changes in the fair value of the swap and collar derivative are recorded in earnings along with realized payments or cash receipts on each instrument.  During the three months ended September 30, 2006, the Company recorded losses on derivative instruments of $4.2 million, which included an unrealized loss of $4.5 million and a realized gain of $0.3 million.  During the nine months ended September 30, 2006, the Company recorded gains on derivative instruments of $1.8 million, which included an unrealized gain of $1.5 million and a realized gain of $0.3 million.   The fair value of the swap and collar asset at September 30, 2006 was $0.8 million and was included in deferred financing and other assets in the unaudited condensed consolidated balance sheet.  The fair value of the swap and collar liability at December 31, 2005 was $0.7 million and was included in other long-term liabilities in the unaudited condensed consolidated balance sheet.

8.  Income taxes

Income tax expense for the first nine months of 2006 was $4.1 million and included $2.2 million of deferred income taxes for differences in the book and tax treatment of goodwill, $1.0 million of foreign income taxes and $0.9 million of state income taxes.  Income tax expense for the first nine months of 2005 was $10.0 million and included $5.2 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $1.4 million of deferred income taxes for the different book and tax treatment for goodwill, $2.2 million of state income taxes, $1.0 million of foreign income taxes and $0.2 million of federal income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.   SFAS No. 109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $12.2 million and $14.4 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of December 31, 2005 and September 30, 2006, respectively, relating to certain intangible assets.

The Company paid cash for income taxes of $3.8 million for the nine months ended September 30, 2006 and $1.5 million during the same period of 2005. The Company continues to evaluate its tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires the Company to accrue for losses it believes are probable and can be reasonably estimated. The amount reflected in the unaudited condensed consolidated balance sheet at September 30, 2006 is considered adequate based on the assessment of many factors including state apportionment, results of tax audits, and interpretations of tax law applied to the facts of each matter. It is reasonably possible that the tax reserves could be increased or decreased in the near term based on these factors.  In addition, it is reasonably possible that the adoption of FIN 48 on January 1, 2007 will result in an increase or decrease in the Company’s tax reserves.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 per value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the nine months ended September 30, 2006 (in thousands):

Additional paid-in capital
Beginning balance, January 1, 2006	$641,948
Exercise of stock options	5
Stock-based compensation expense	2,532
Reclassification of Roll-Over options to a liability under SFAS 123R	(19,595)
Repurchase of parent company common stock	(158)
Ending balance, September 30, 2006	$624,732

In accordance with the guidance of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company recorded the Roll-Over options exchanged in the Transaction as consideration for the acquisition of the Company.  The fair value of the Roll-Over options as of the Transaction closing date was recorded as additional paid-in capital.  Upon adoption of SFAS 123R, the intrinsic value of the Roll-Over options were reclassified as a liability due to certain terms and conditions included in the Roll-Over options.  For a further discussion of the Roll-Over options, see Note 3 to these unaudited condensed consolidated financial statements.

10.  Pension Plans

Components of the Company’s net periodic pension cost for the three and nine months ended September 30, 2005 and 2006 were as follows (in thousands):

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006

Service cost	$23	$70	$24	$76
Interest cost	34	104	38	111
Expected return of plan assets	(14)	(44)	(17)	(48)
Recognized net actuarial loss	11	35	8	26
	$54	$165	$53	$165

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2006, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $130,000 for fiscal year 2006.

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three and nine months ended September 30, 2006, the Company incurred KKR management fees and related expenses of $0.3 million and $0.8 million, respectively.  As of Septemeber 30, 2006, the Company owed KKR $0.2 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, an affiliate of KKR, Capstone Consulting, provides integration consulting services to the Company.  For the three and nine months ended September 30, 2006, the Company incurred $0.6 million and $1.3 million, respectively, of integration consulting fees for the services of Capstone Consulting.  As of September 30, 2006, the Company owed Capstone Consulting $0.6 million for unpaid consulting fees which are included in current accrued expenses on the condensed consolidated balance sheet.

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

The following tables present the unaudited consolidating statements of operations for the three and nine months ended September 30, 2006 and 2005 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

Consolidating Statements of Operations - Successor
Three months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,529	$5,467	$(81)	$119,915
Cost of sales	—	80,698	3,539	(81)	84,156
Selling, general and administrative expenses	30	12,659	731	—	13,420
Research and development expenses	—	846	101	—	947
Restructuring and other charges	—	1,154	—	—	1,154
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(4,331)	19,172	1,096	—	15,937
Interest (expense) income	(16,664)	(28)	—	—	(16,692)
Loss on derivative instruments	(4,260)	—	—	—	(4,260)
Other (expense) income	—	(290)	127	—	(163)
Equity in earnings of affiliates	18,798	1,056	—	(19,854)	—
Income tax expense	—	1,112	167	—	1,279
Net (loss) income	$(6,457)	$18,798	$1,056	$(19,854)	$(6,457)

Consolidating Statements of Operations - Predecessor
Three months ended September 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,609	$5,225	$(179)	$116,655
Cost of sales	—	76,905	3,032	(179)	79,758
Selling, general and administrative expenses	2,917	15,001	629	—	18,547
Research and development expenses	—	752	114	—	866
Restructuring and other charges	—	1,145	40	—	1,185
Amortization of intangibles	—	1,572	—	—	1,572
(Loss) income from operations	(2,917)	16,234	1,410	—	14,727
Interest expense	(7,943)	(27)	—	—	(7,970)
Other (expense) income	—	(95)	137	—	42
Equity in earnings of affiliates	11,450	1,286	—	(12,736)	—
Income tax (benefit) expense	(2,279)	5,948	261	—	3,930
Net income	$2,869	$11,450	$1,286	$(12,736)	$2,869

Consolidating Statements of Operations - Successor
Nine months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$351,017	$15,610	$(304)	$366,323
Cost of sales	6,421	243,938	9,646	(304)	259,701
Selling, general and administrative expenses	103	44,871	1,704	—	46,678
Research and development expenses	—	2,519	300	—	2,819
Restructuring and other charges	—	3,452	—	—	3,452
Amortization of intangibles	12,904	—	—	—	12,904
(Loss) income from operations	(19,428)	56,237	3,960	—	40,769
Interest (expense) income	(48,725)	(40)	1	—	(48,764)
Gain on derivative instruments	1,840	—	—	—	1,840
Other (expense) income	—	(769)	185	—	(584)
Equity in earnings of affiliates	55,430	3,339	—	(58,769)	—
Income tax expense	—	3,337	807	—	4,144
Net (loss) income	$(10,883)	$55,430	$3,339	$(58,769)	$(10,883)

Consolidating Statements of Operations - Predecessor
Nine months ended September 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$326,707	$14,006	$(460)	$340,253
Cost of sales	—	226,176	8,406	(460)	234,122
Selling, general and administrative expenses	3,798	43,998	1,743	—	49,539
Research and development expenses	—	2,023	271	—	2,294
Restructuring and other charges	—	3,697	127	—	3,824
Amortization of intangibles	—	4,660	—	—	4,660
(Loss) income from operations	(3,798)	46,153	3,459	—	45,814
Interest expense	(23,648)	(76)	(7)	—	(23,731)
Other (expense) income	—	(315)	210	—	(105)
Equity in earnings of affiliates	30,399	2,457	—	(32,856)	—
Income tax (benefit) expense	(8,980)	17,820	1,205	—	10,045
Net income (loss)	$11,933	$30,399	$2,457	$(32,856)	$11,933

Condensed Consolidating Balance Sheets

September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,352	$1,529	$—	$3,881
Receivables, net	—	55,735	2,072	(100)	57,707
Inventories	—	60,687	3,071	—	63,758
Prepaid expenses and other	18	3,055	49	—	3,122
Total current assets	18	121,829	6,721	(100)	128,468
Property, plant and equipment, net	—	120,481	7,804	—	128,285
Intercompany receivable	44,198	71,539	5,140	(120,877)	—
Investment in subsidiaries	131,998	14,014	—	(146,012)	—
Goodwill	847,323	—	—	—	847,323
Intangibles, net	263,205	—	—	—	263,205
Deferred financing costs and other assets	23,468	1,193	99	—	24,760
Total assets	$1,310,210	$329,056	$19,764	$(266,989)	$1,392,041

Current portion of long-term debt	$4,000	$16	$—	$—	$4,016
Accounts payable	—	22,092	1,160	(102)	23,150
Accrued liabilities	2,615	34,493	2,740	—	39,848
Total current liabilities	6,615	56,601	3,900	(102)	67,014
Note payable and long-term debt	694,382	9	—	—	694,391
Other long-term liabilities	17,521	140,448	1,851	(120,876)	38,944
Total liabilities	718,518	197,058	5,751	(120,978)	800,349
Equity	591,692	131,998	14,013	(146,011)	591,692
Total liabilities and equity	$1,310,210	$329,056	$19,764	$(266,989)	$1,392,041

Condensed Consolidating Balance Sheets

December 31, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Consolidating Statements of Cash Flows - Successor

Nine months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,716)	$47,749	$4,152	$—	$24,185
Cash flows from investing activities:	—
Purchase of property and equipment	—	(22,415)	(2,466)	—	(24,881)
Proceeds from sale of equipment	—	358	13	—	371
Proceeds from note receivable	—	199	—	—	199
Acquisition of business	(4)	(110)	—	—	(114)
Net cash used in investing activities	(4)	(21,968)	(2,453)	—	(24,425)
Cash flows from financing activities:
Proceeds from long-term debt	28,000	—	—	—	28,000
Principal payments on long-term debt	(31,000)	(63)	—	—	(31,063)
Repurchase of parent company common stock	(158)	—	—	—	(158)
Intercompany receipts (advances)	32,295	(30,219)	(2,076)	—	—
Deferred financing fees	(1,417)	—	—	—	(1,417)
Cash flows provided by (used in) financing activities	27,720	(30,282)	(2,076)	—	(4,638)
Effect of exchange rate changes in cash	—	40	50	—	90
Net decrease in cash and cash equivalents	—	(4,461)	(327)	—	(4,788)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$2,352	$1,529	$—	$3,881

Consolidating Statements of Cash Flows - Predecessor

Nine months ended September 30, 2005 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,477)	$51,112	$2,835	$—	$21,470
Cash flows from investing activities:	—
Purchase of property and equipment	—	(14,692)	(894)	—	(15,586)
Transferred assets	—	201	(201)	—	—
Proceeds from sale of equipment	—	61	—	—	61
Acquisition of business	(20,098)	—	—	—	(20,098)
Net cash used in investing activities	(20,098)	(14,430)	(1,095)	—	(35,623)
Cash flows from financing activities:
Proceeds from debt	8,000	—	—	—	8,000
Principal payments on long-term debt	(1,455)	(18)	—	—	(1,473)
Intercompany receipts (advances)	42,108	(40,489)	(1,619)	—	—
Redemption of redeemable preferred stock	(30)	—	—	—	(30)
Exercise of stock options	30	—	—	—	30
Deferred financing fees	(826)	—	—	—	(826)
Cash flows provided by (used in) financing activities	47,827	(40,507)	(1,619)	—	5,701
Effect of exchange rate changes in cash	—	(58)	(106)	—	(164)
Net decrease in cash and cash equivalents	(4,748)	(3,883)	15	—	(8,616)
Cash and cash equivalents, beginning of year	12,267	2,438	1,299	—	16,004
Cash and cash equivalents, end of period	$7,519	$(1,445)	$1,314	$—	$7,388

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,”  “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 30, 2006 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2005. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.  During the first nine months of 2006, our top 10 customers accounted for approximately 65.5% of net sales with three customers each accounting for greater than 10% of net sales.   Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation.  This transfer was complete as of the end of our second quarter of 2006.   We expect net sales from Boston Scientific to decrease annually by approximately $40 million as a result of this transfer.  While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and that the loss will not adversely affect our operating results in 2006 and thereafter.

Separately, due to a delay in customer new product launches in the orthopaedic markets and a slowdown in certain end markets and related customer inventory adjustments, we expect net sales for our fourth quarter of 2006 to decrease approximately 7% to 12% from the net sales attained during the third quarter of 2006.

The Transaction

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the Merger).

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management. Equity rolled over by management includes approximately $19 million of equity in stock options of Accellent, Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp, and $10 million of preferred stock of Accellent, Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which is comprised of eight individuals. In addition, in connection with the Merger, we:

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

Acquisitions by the Company

On June 30, 2004, we acquired MedSource Technologies, Inc., or MedSource. As a result of the merger, we became the largest provider of manufacturing and engineering services to the medical device industry.  We have essentially completed the operational integration and facilities rationalization.

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

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006, presented as a percentage of net sales.

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	68.4	68.8	70.2	70.9
Gross Profit	31.6	31.2	29.8	29.1
Selling, General and Administrative Expenses	15.9	14.5	11.2	12.7
Research and Development Expenses	0.7	0.7	0.8	0.8
Restructuring and Other Charges	1.0	1.1	0.9	1.0
Amortization of Intangibles	1.4	1.4	3.6	3.5
Income from Operations	12.6	13.5	13.3	11.1

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales

Net sales for the third quarter of 2006 were $119.9 million, an increase of $3.3 million, or 3%, compared to net sales of $116.7 million for the third quarter of 2005. Higher net sales were due the acquisitions of Campbell and MTG, which increased net sales by $5.4 million.   This increase in net sales was partially offset by a $1.2 million reduction in the volume of net shipments, which includes the negative impact of the Boston Scientific transfers totaling $10.3 million, and our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $0.9 million. Two customers, Johnson & Johnson and Medtronic, each accounted for  greater than 10% of net sales for the third quarter on 2006 and three customers, Boston Scientific, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the third quarter of 2005.

Gross Profit

Gross profit for the third quarter of 2006 was $35.8 million as compared to $36.9 million for the third quarter of 2005.   The $1.1 million decrease in gross profit was a result of higher manufacturing costs, primarily related to new production start-up costs.  This decrease in gross profit was partially offset by the acquisitions of Campbell and MTG, which increased gross profit by $1.8 million.

Gross margin was 29.8% of net sales for the third quarter of 2006 as compared to 31.6% of net sales for the third quarter of 2005.  The decrease in gross margin was due to a less favorable product mix in the third quarter of 2006 as compared to the third quarter of 2005, which reduced gross margin by 1.3%, and higher manufacturing costs, primarily related to new production start-up costs which further reduced gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $13.4 million for the third quarter of 2006 compared to $18.5 million for the third quarter of 2005.   The decrease in SG&A expenses was due to a reduction in non-cash stock-based compensation expense of $3.6 million, and a $1.5 million reduction in provisions for annual cash-based incentive compensation payments due to our expectation that certain financial performance targets will not be achieved for fiscal year 2006.   In addition, we incurred $0.6 million of Transaction costs during the third quarter of 2005.  These decreases were partially offset by $0.6 million in consulting costs incurred for Transaction integration, and $0.5 million in costs incurred for a transaction that will not be consummated.

During the third quarter of 2006, we determined that the achievement of performance targets required for certain stock options to vest was not probable, resulting in the reversal of $1.7 million of previously expensed non-cash stock-based compensation.  We recorded $0.8 million of non-cash stock-based compensation expense for our time-based stock options, resulting in a net reduction of non-cash stock-based compensation of $0.9 million during the third quarter of 2006.    During the third quarter of 2005, we recorded $2.7 million of non-cash stock-based compensation expense, due to an increase in our liability for phantom stock plans as a result of an increase in the value of our common stock and for the granting of restricted stock and stock options in July of 2005.  All of our Predecessor stock options, restricted stock and phantom stock plans were settled upon the closing of the Transaction.

SG&A expenses were 11.2% of net sales for the third quarter of 2006 as compared to 15.9% of net sales for the third quarter of 2005. The lower 2006 percentage was driven by decreases in non-cash stock-based compensation expenses and lower provisions for annual cash-based incentive compensation payments.

Research and Development Expenses

Research and development, or R&D, expenses for the third quarter of 2006 were $0.9 million, and were flat from the third quarter of 2005.

Restructuring and Other Charges

In accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized $1.2 million of restructuring charges during the third quarter of 2006 which consisted almost entirely of severance costs.  These severance costs included $0.3 million for the elimination of 147 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, $0.8 million to eliminate 21 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions and $0.1 million to record retention bonuses related to facility closures.  We expect to incur approximately $1.2 million of additional severance-related restructuring charges during the fourth quarter of 2006 as we fully implement our company-wide cost reduction program.

In accordance with SFAS 146, we recognized $1.2 million of restructuring charges and acquisition integration costs during the third quarter of 2005, including $0.3 million of severance costs and $0.7 million of other exit costs, including costs to move production processes from five facilities that are closing to our other production facilities.  In addition, we incurred $0.2 million of costs for the integration of MedSource.

Amortization

Amortization of intangible assets was $4.3 million for the third quarter of 2006 compared to $1.6 million for the third quarter of 2005. The increase was primarily due to the effects of the Transaction, which required the revaluation of all of our intangible assets as of the closing date.

Interest Expense, net

Interest expense, net, increased $8.7 million to $16.7 million for the third quarter of 2006, as compared to $8.0 million for the third quarter of 2005 due to the increased debt incurred in connection with the Transaction, which increased interest expense by $7.4 million; increased debt to acquire Campbell and MTG, which increased interest expense by $0.7 million; higher interest rates, which increased interest expense by $0.5 million; and new borrowings under our revolving credit facility, which increased interest expense by $0.1 million.

Loss on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our senior secured credit facility.  During the third quarter of 2006, we incurred $4.3 million of losses on our derivative instruments, which was comprised of $4.6 million of unrealized losses and $0.3 million of realized gains.

Income Tax Expense

Income tax expense for the third quarter of 2006 was $1.3 million and included $0.7 million of deferred income taxes for the difference between book and tax treatment of goodwill, $0.4 million of state income taxes and $0.2 million of foreign income taxes.  Income tax expense for the third quarter of 2005 was $3.9 million and included $2.3 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $0.4 million of deferred income taxes for the difference between book and tax treatment of goodwill, $0.9 million of state income taxes, $0.2 million of foreign income taxes and $0.1 million of federal income taxes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales

Net sales for the first nine months of 2006 were $366.3 million, an increase of $26.1 million, or 8%, compared to net sales of $340.3 million for the first nine months of 2005. Higher net sales were due to the acquisitions of Campbell and MTG which increased net sales by $16.7 million, and a $13.1 million increase due to higher volume of shipments, which volume increase includes the negative impact of the Boston Scientific transfers totaling $21.9 million.   These increases in net sales were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $3.7 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first nine months of 2006 and 2005.

Gross Profit

Gross profit for the first nine months of 2006 was $106.6 million as compared to $106.1 million for the first nine months of 2005.   The $0.5 million increase in gross profit was due the acquisitions of Campbell and MTG, which increased gross profit by $5.0 million, and an increase in the volume of shipments, which increased gross profit by $1.9 million.   These increases were partially offset by the $6.4 million sell through of inventory stepped-up in value as a result of the Transaction.

Gross margin was 29.1% of net sales for the nine months of 2006 as compared to 31.2% of net sales for the first nine months of 2005.  The decrease in gross margin was primarily due to the sell through of the step-up of inventory recorded as a result of the Transaction.  This had the effect of reducing gross margin by $6.4 million, or 1.8%, plus a change in product mix which further reduced gross margin.

Selling, General and Administrative Expenses

SG&A expenses were $46.7 million for the first nine months of 2006 compared to $49.5 million for the first nine months of 2005. The decrease in SG&A costs was due to a $2.3 million reduction in provisions for annual cash-based incentive compensation payments and a $1.3 million reduction in non-cash stock-based compensation expense payments due to our expectation that certain financial performance targets will not be achieved for fiscal year 2006.  These decreases in SG&A costs were partially offset by $1.3 million of consulting costs for Transaction integration.  SG&A expenses were 12.7% of net sales for the first nine months of 2006 as compared to 14.5% of net sales for the first nine months of 2005. The lower 2006 percentage was a result of the reduction in SG&A costs and growth in net sales which led to improved leverage of our fixed SG&A costs.

During the third quarter of 2006, we determined that the achievement of performance targets required for certain stock options to vest was not probable, resulting in the reversal of $1.7 million of previously expensed non-cash stock-based compensation.  Our SG&A costs for the first nine months of 2006 included $2.2 million of non-cash stock-based compensation expense relating primarily to our time-based stock options.   During the first nine months of 2005, we recorded $3.5 million of non-cash stock-based compensation expense, due to a $2.7 million increase in our liability for phantom stock plans as a result of an increase in the value of our common stock and for the granting of restricted stock and stock options in July of 2005.  All of our Predecessor stock options, restricted stock and phantom stock plans were settled upon the closing of the Transaction.

Research and Development Expenses

R&D expenses for the first nine months of 2006 were $2.8 million or 0.8% of net sales, compared to $2.3 million or 0.7% of net sales for the first nine months of 2005.  The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

We recognized $3.5 million of restructuring charges during the first nine months of 2006, including $2.8 million of severance costs and $0.7 million of other exit costs.  Severance costs include $1.9 million for the elimination of 58 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions, $0.7 million for the elimination of 317 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract, and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that are closing to other existing facilities of the Company.

We recognized $3.8 million of restructuring charges and acquisition integration costs during the nine months ended September 30, 2005, including $1.2 million of severance costs and $2.1 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company.  In addition, we incurred $0.5 million of costs for the integration of MedSource during the first nine months of 2005.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2005	$3,641	$6,540	$10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,776)	(6,113)	(7,889)
Restructuring charges incurred	2,820	632	3,452
Payments	(2,927)	(886)	(3,813)
Balance as of September 30, 2006	$1,758	$173	$1,931

The adjustment to restructure accruals of $7.9 million recorded during the nine months ended September 30, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

Amortization

 Amortization of intangible assets was $12.9 million for the first nine months of 2006 compared to $4.7 million for the first nine months of 2005. The increase was primarily due to the effects of the Transaction, which required the revaluation of all of our intangible assets as of the closing date.

Interest Expense, net

Interest expense, net, increased $25.1 million to $48.8 million for the first nine months of 2006 as compared to $23.7 million for the first nine months of 2005 due to the increased debt incurred in connection with the Transaction, which increased interest expense by $20.7 million; increased debt to acquire Campbell and MTG, which increased interest expense by $2.1 million; higher interest rates, which increased interest expense by $2.0 million; and new borrowings under our revolving credit facility, which increased interest expense by $0.3 million.

Gain  on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our senior secured credit facility.  During the first nine months of 2006, we recorded gains of $1.8 million on our derivative instruments, which were comprised of $1.5 million of unrealized gains and $0.3 million of realized gains.

Income Tax Expense

Income tax expense for the first nine months of 2006 was $4.1 million and included $2.1 million of deferred income taxes for the different book and tax treatment for goodwill, $1.0 million of foreign income taxes and $1.0 million of state income taxes.  Income tax expense for the first nine months of 2005 was $10.0 million and included $5.2 million of deferred income taxes for the projected use of tax benefits acquired from MedSource, $1.3 million of deferred income taxes for the different book and tax treatment for goodwill, $2.2 million of state income taxes, $1.0 million of foreign income taxes and $0.3 million of federal income taxes.

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

At September 30, 2006, we had $6.3 million of letters of credit outstanding that reduced the amounts available under the revolving credit portion of our senior secured credit facility resulting in $68.7 million available under the revolving credit facility.

During the first nine months of 2006, cash provided by operating activities was $24.2 million compared to $21.5 million for the first nine months of 2005. This increase was primarily due to an $18.3 million decrease in working capital, which was partially offset by $10.8 million of increased interest payments due to increased debt to fund the Transaction, and $2.0 million in payments to repurchase stock options from terminating employees.

During the first nine months of 2006, cash used in investing activities totaled $24.4 million compared to $35.6 million for the first nine months of 2005. The decrease in cash used in investing activities was attributable to higher acquisition costs for the 2005 period, including $17.9 million to acquire Campbell and $2.2 million of final contingent consideration paid in connection with a 2003 acquisition.  This decrease was partially offset by $9.3 million of higher capital spending.  Capital spending costs incurred during the first nine months of 2006 included $3.7 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, with the balance consisting primarily of the purchase of production equipment to meet customer demand for certain of our products.

During the first nine months of 2006, cash used in financing activities was $4.6 million compared to $5.7 million of cash provided by financing activities for the first nine months of 2005.  The decrease was due to $8.0 million of reduced borrowings on our revolving credit facility, $1.6 million in higher scheduled debt payments due to increased debt incurred to fund the Transaction, and $0.6 million of increased payments for deferred financing fees incurred in connection with the Transaction.

We anticipate that we will spend approximately $6.0 to $8.0 million on capital expenditures for the remainder of 2006. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA, Adjusted EBITDA and the related ratios presented in this Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006
RECONCILIATION OF NET INCOME TO EBITDA:
Net income (loss)	$2,869	$11,933	$(6,457)	$(10,883)
Interest expense, net	7,970	23,731	16,692	48,764
Income tax expense	3,930	10,045	1,279	4,144
Depreciation and amortization	5,516	16,063	8,642	25,295
EBITDA	$20,285	$61,772	$20,156	$67,320

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor		Successor
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2006
EBITDA	$20,285	$61,772	$20,156	$67,320
Adjustments:
Acquired Adjusted EBITDA (1)	2,063	7,115	—	—
Restructuring and other charges	1,185	3,824	1,154	3,452
Stock-based compensation	2,681	3,556	(928)	2,332
Executive severance	—	384	35	35
Employee relocation	118	506	152	326
Impact of inventory step-up related to inventory sold	120	120	—	6,422
Write off acquired A/R	—	(335)	—	—
Losses incurred by closed facilities	127	830	—	—
Currency translation loss	—	—	195	488
Loss (gain) on derivative instruments	—	—	4,260	(1,840)
Loss (gain) loss on sale of property and equipment	53	165	(8)	166
Transaction expenses	558	558	456	456
Management fees to existing stockholders	225	675	257	769
Adjusted EBITDA	$27,415	$79,170	$25,729	$79,926

(1)          Under the applicable agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation.  We acquired Campbell on September 12, 2005 and MTG on October 6, 2005.  The Adjusted EBITDA for the three and nine months ended September 30, 2005 has been adjusted to reflect the amount of Adjusted EBITDA earned in that period by Campbell and MTG.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility	$397,000	$4,000	$8,000	$8,000	$377,000
Interest on senior secured credit facility	177,452	29,648	58,396	57,196	32,212
Senior subordinated notes	305,000	—	—	—	305,000
Interest on senior subordinated notes	232,804	32,470	64,939	64,939	70,456
Capital leases	25	16	9	—	—
Operating leases	44,373	6,244	10,143	8,969	19,017
Purchase commitments	21,093	21,093	—	—	—
Other long-term obligations (1)	38,944	268	556	542	37,578
Total	$1,216,691	$93,739	$142,043	$139,646	$841,263

(1)           Other long-term obligations includes share-based payment obligations of $17.5 million, environmental remediation obligations of $3.8 million, accrued compensation and pension benefits of $2.6 million, deferred income taxes of $14.4 million and other obligations of $0.6 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our allowance for sales returns was $1.0 million at December 31, 2005 and September 30, 2006.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.  Our allowance for doubtful accounts was $0.5 million and $0.9 million at December 31, 2005 and September 30, 2006, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  In accordance with SFAS No. 142, goodwill and our other indefinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other indefinite life intangible assets to three operating segments. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge. We performed an interim impairment test on the goodwill assigned to our orthopaedics reporting unit during the third quarter of 2006 and we determined that no impairment exists.  If the expected short-term decline in orthopaedics net sales continues longer than we project, we may be required to record an impairment charge to goodwill assigned to that reporting unit.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self insured workers’ compensation and employee health benefits at December 31, 2005 and September 30, 2006 were $3.0 million and $3.6 million, respectively.

Environmental Reserves.  We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Our remediation cost estimates are based on the facts known at the current time including consultation with a third-party environmental specialist and external legal counsel. Changes in environmental laws, improvements in remediation technology and discovery of additional information concerning known or new environmental matters could affect our operating results.

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

Share-Based Payments.  We record stock-based compensation expenses for the fair value of stock options granted to our employees.  We determine the value of stock option grants using the Black-Scholes option-pricing model.  This model requires that we estimate the expected term to exercise each grant and the volatility of the underlying common stock for each option grant. Certain of our stock option grants vest based on the achievement of performance targets (“Performance-Based Options”).  We record compensation expense for Performance-Based Options only when the achievement of performance targets are determined to be probable.  The Company has determined that the achievement of performance targets for all Performance-Based Options is not probable at September 30, 2006 based on the expectation that certain financial growth targets will not be achieved for fiscal year 2006.   The aggregate fair value of the Performance-Based Options on the date of grant was $7.3 million, and vests in accordance with predetermined performance targets over a five-year service period.  If in the unlikely event that the financial growth targets are achieved in a future fiscal year, the Company would be required to record stock-based compensation expense for vested Performance-Based Options once the achievement of financial growth targets becomes probable.

Income Taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 on January 1, 2006 did not have a material impact on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first annual period that begins after December 31, 2005.  We adopted SFAS 123R on January 1, 2006.  We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  For a discussion of the impact of SFAS 123R on our results of operations, financial position and cash flows, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere herein.

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The provisions of FIN 48 are effective for our first annual period that begins after December 31, 2006.  We are still assessing the implications of FIN 48, which may materially impact our results of operations in the first quarter of fiscal year 2007 and thereafter.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and we will adopt the statement at that time.  We believe that the adoption of SFAS 157 will not have a material effect on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement has also new provisions regarding the measurement date as well as certain disclosure requirements. The statement is effective for our 2007 year end and we will adopt the statement at that time. We believe that the adoption of SFAS 158 will not have a material effect on our results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin is effective at fiscal year end 2006. The Company believes the implementation of this bulletin will have no effect on its results of operations, cash flows or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at September 30, 2006 of $397.0 million with an interest rate of 7.40%. We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates.  At September 30, 2006, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At September 30, 2006, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At September 30, 2006, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $1.5 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $3.7 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries. At September 30, 2006, approximately $11.2 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican peso. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Subsequent to the end of the third quarter of 2006, but prior to the issuance of our quarterly report on Form 10-Q for the period ended September 30, 2006, we identified errors in our accounting for certain interest rate hedging instruments due to a failure to meet the documentation requirements for hedge accounting.  Upon discovery of these errors and upon evaluation of the control deficiencies resulting in the errors, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting.  We are in the process of implementing the Oracle ERP system throughout the entire company.  During the third quarter of 2006, we completed the third manufacturing location implementation of Oracle.  The implementation of Oracle during the third quarter of 2006 did not impact our results of operations or controls over financial reporting for that location.  There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended September 30, 2006.

Our ability to pay dividends is restricted by our senior secured credit facility and the indenture governing the senior subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Accellent Inc.’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
President and Chief Executive Officer (Principal Executive Officer)

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