Form 10-K
period 2006-12-31
ACCELLENT INC
filed 2007-03-13
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006: not applicable

As of March 13, 2007, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

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

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the company” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transaction (as described below).  Financial information reported in this Form 10-K include the financial results of each acquired company since each respective acquisition date.

Overview

We believe that we are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We focus on what we believe are three of the largest and fastest growing segments of the medical device market: cardiology, endoscopy and orthopaedics. Our customers include the leading medical device companies in the world, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker, Tyco and Zimmer. We provide our customers with reliable, high-quality, cost-efficient, integrated outsourcing solutions that span the complete supply chain spectrum.

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

We have developed long-term relationships with our largest customers and work closely with them in the designing, testing, prototyping, validation and production of their products. In many cases, we have been partnering with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers, and often become the sole supplier of the manufacturing and engineering services that we provide to our customers. Many of the end products we produce for our customers are regulated by the FDA, which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers through the multiple validations of our manufacturing process required to ensure high quality and reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high switching costs for transferring product lines once a product begins production. Typically, once our customers have begun production of a certain product with us, they do not move their products to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been validated in the past.

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

Our opportunities for future growth are expected to come from a combination of factors, including market growth for cardiology, endoscopy and orthopaedic devices, increased outsourcing of existing and new products by our customers to us, and increasing our market share of the overall outsourcing market. This growing revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices for over ten years, such as biopsy instruments, joint implants, pacemakers and surgical instruments. Even as our customers’ end market products experience new product innovation, we continue to supply the base products and services across end market product cycles. For the twelve months ended December 31, 2006, our net sales by end market were:

Cardiology	40%
Endoscopy	35%
Orthopaedic	17%
Industrial	8%
100%

The Transaction

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the “Merger”).

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain Capital (“Bain”) made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management. Equity rolled over by management includes approximately $19 million of equity in stock options of Accellent, Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp., and $10 million of preferred stock of Accellent Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which is comprised of eight individuals. In addition, in connection with the Merger, we:

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

Acquisitions by the Company

On June 30, 2004, we acquired MedSource Technologies, Inc., or MedSource. As a result of the merger, we became the largest provider of manufacturing and engineering services to the medical device industry.  We have completed the operational integration and facilities rationalization of MedSource.

On September 12, 2005, we acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell, a manufacturing and engineering firm. Campbell engaged in the business of design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.

On October 6, 2005, we acquired 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, a manufacturing and engineering company. MTG specialized in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments.

The Campbell and MTG acquisitions are referred to collectively as the “2005 Acquisitions.”

The results of operations of the acquired companies are included in our results as of the date of each respective acquisition.

Industry Background

We focus on what we believe are three of the largest and fastest growing end markets within the medical device industry: cardiology, endoscopy and orthopaedics.  We believe that these end markets are attractive based on their large size, significant volume growth, relatively high customer profit margins, strong product pipelines, competitive environment and a demonstrated need for our high-quality manufacturing and engineering services.

We target these three end markets by focusing on medical device companies that operate in one or more of these markets. We believe these medical device companies will generate outsourcing opportunities similar to the end markets in which they operate.

We believe that this demand is being driven primarily as a result of:

•                       Aging Population.  The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 4% from 2006 to 2011, while the number of individuals in the United States over the age of 55 is projected to grow approximately 14% during the same period. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

•                       Active Lifestyles.  As people are living longer, more active lives, the adoption of medical devices such as orthopaedic implants and arthroscopy devices has grown. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

•                       Advances in Medical Device Technology.  The development of new medical device technology is driving growth in the medical device market. Examples include neurostimulation, minimally invasive spinal repair, vascular stenting and innovative implantable defibrillators, which are experiencing increased adoption in the medical community because of the significant demonstrated patient benefits.

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

Market	Customer Devices/Products	Our Products and Services

Cardiology
Interventional Cardiology	• Stents	• Stent tubing, stents, mandrels
	• Rotational artery clearing device	• Ground guidewires, tubular drive components
	• Guidewires, delivery systems	• Marker bands, catheter shafts, tooling mandrels, corewires, guidewire assemblies
Cardiac Rhythm Management	• Pacemakers	• Implantable electrodes, connector blocks, lugs
	• Implantable defibrillators	• Electrodes & leads
Cardiac Surgery	• Heart immobilization devices	• Machined tubing
	• Heart valves	• Machined valve bodies and leaflets
Interventional Neurology	• Implantable coils	• Wire coiling
	• Catheters/delivery systems	• Guidewires
Peripheral Vascular	• Stents/Delivery systems	• Stents, stent tubing, guidewires, hypotubing

Endoscopy
Laparoscopy/Gynecology	• Harmonic scalpel blades	• Blade assemblies
	• Breast biopsy devices	• Tubular components, stamped components
	• Trocars	• Tubular components and complete assemblies
	• Birth control devices	• Tubular machined components
• Complete finished devices
Arthroscopy	• Shaver blades	• Blade assemblies
	• Arthroscopes	• Arthroscope tubing
	• Suture anchors	• Machined anchors, drivers
Urology	• Stone retrieval baskets	• Wire grinding
	• Thermal tumor shrinkage	• Catheter design and fabrication
	• Bladder stapling devices	• Finished goods
Gastrointestinal	• Biopsy forceps	• MIM jaws
• Plastic catheters
• Plastic injection molded assemblies
Ophthalmology	• Ultrasonic tips	• Micro tube drawing and machining
Drug Delivery	• Drug pumps	• Case stamping
• Hypotube needle fabrication
Wound Closure	• Stapling devices	• Stamped components
• MIM jaws and Anvils
• Tubular components
Orthopaedics
Joint Replacement	• Artificial hip, knee & extremity implants

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

Medical Device Companies in Our Key Target End Markets Are Outsourcing Manufacturing, Design and Engineering.  As medical devices have become more technically complex, the demand for precision manufacturing capabilities and related engineering services has increased significantly. Many of the leading medical device companies in our end markets are increasingly utilizing third-party manufacturing and engineering providers as part of their business and manufacturing strategies. Outsourcing allows medical device companies to take advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers.  In addition, outsourcing enables medical device companies to concentrate resources on clinical education, research, sales and marketing.

Medical device companies carefully select their manufacturing and engineering outsourcing partners primarily based on quality and reliability. Medical devices companies require stringent validation processes and manufacturing standards to ensure high quality production and reliable delivery. The validation and approval process for third-party manufacturing requires a significant amount of time and engineering resources that often result in long-term relationships. These processes may also include inspection by the FDA of the manufacturing facilities in connection with products undergoing pre-market regulatory review. As a result, we believe that medical device companies increasingly seek to reduce the number of suppliers they use by consolidating with a limited number of strategic partners with demonstrated track records. We believe that medical device companies are choosing their strategic outsourcing partners based on the partner’s ability to:

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

•                       Rationalization of Medical Device Companies’ Existing Manufacturing Facilities.  Medical device companies are continually looking to reduce costs and improve efficiencies within their organizations. As medical device companies rationalize their manufacturing base as a way to realize cost savings, they are increasingly turning to outsourcing. Through outsourcing, medical device companies can reduce capital investment requirements and fixed overhead costs, as well as benefit from the economies of scale of the third-party manufacturer.

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

•                  Market Leader.  We believe that we are the largest provider of outsourced precision manufacturing and engineering services in our target markets. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

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

•                  Breadth of Manufacturing and Engineering Capabilities.  We provide a comprehensive range of manufacturing and engineering services, including design, testing, prototyping, production and device assembly, as well as global supply chain management services. We have approximately 200 engineers available to help design, prototype and test feasibility and manufacturability. We have made significant investments in precision manufacturing equipment, information technology and quality systems. Our facilities have areas of expertise and capabilities which allow us to provide proprietary manufacturing services. In addition, our internal R&D team has developed innovative automation techniques that create economies of scale that can reduce production costs and often enable us to manufacture products at lower costs than our customers and competitors.

•                  Reputation for Quality.  We believe that we have a reputation as a high quality manufacturer. Our manufacturing facilities follow a single uniform quality system and are ISO 13485 certified, a quality standard that is specific to medical devices and the most advanced level attainable. Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers’ selection of a strategic manufacturing partner. As a result, our reputation and experience provide us with an advantage in winning new business as large medical device companies want to partner with successful, proven manufacturers who have the systems and capabilities necessary to deliver a high level of quality that is comparable to their own.

•                  Strategic Locations.  We believe that the location of our design, prototyping and engineering centers near our major customers and the location of certain of our facilities in advantageous manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers near Boston, Massachusetts, Minneapolis, Minnesota, and Memphis, Tennessee; our manufacturing centers in Galway, Ireland, and near Minneapolis, Minnesota are strategically located near our major customers. In addition, our Juarez, Mexico facility provides our customers with a low-cost manufacturing and assembly solution.

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

Business Strategy

Our objective is to follow a focused and profitable growth strategy, and to strengthen our position as the leading provider of outsourced precision manufacturing and engineering services to our target markets through the following:

•                       Grow Our Revenues.  We are focused on increasing our share of revenues from the leading companies within our target markets, and gaining new customers within these markets. We believe the strength of our customer relationships and our customer-focused sales teams, in combination with our comprehensive engineering and operating capabilities put us in a preferred position to capture an increasing percentage of new business with existing customers, and gain new customers.

•                       Increase Manufacturing Efficiencies.   We are implementing  our “Lean Sigma Manufacturing” program focused on improving overall process control and cycle time reduction while substantially increasing our labor, equipment and facility efficiencies.  The program is aimed at reducing our overall manufacturing costs and improving our capital and facility utilization necessary to support our continued growth.  The program consists of standardized training for all Accellent employees in both lean and six sigma fundamentals including standard tools to support the identification and elimination of waste and variation.  We are also deploying customized training for specialized job functions to increase our population of Lean Sigma certified employees.

•                       Expand Design and Prototyping Capabilities and Presence.  We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations and equipment. We currently have design facilities for cardiology near Minneapolis, Minnesota, endoscopy near Boston, Massachusetts, and orthopaedics near Memphis, Tennessee. We believe being involved in the initial design and prototyping of medical devices positions us favorably to capture the ongoing manufacturing business of these devices as they move to full production.

•                       Provide an Integrated Supply Chain Solution.  We are constantly adding strategic capabilities in order to provide a continuum of service for our customers throughout their product life cycles, thereby allowing them to reduce the number of vendors they deal with and focus their resources on speed to market. These capabilities range from concept validation and design and development, through manufacturing, warehousing and distribution.  We are also evaluating other low cost capabilities, including Far East sourcing.

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

Finite Element Analysis (FEA) and Failure Mode and Effect Analysis (FMEA) tools verify function and reliability of a device prior to producing clinical builds which shortens the design cycle allowing products to reach the market faster and more cost effectively

Physical Models

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

Plastic Extrusion	Process that forces liquid polymer material between a shaped die and mandrel to produce a continuous length of plastic tubing; used in cardiology catheter applications

Capability	Description & Customer Application
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

Business Segments

We have three reporting units: cardiology, endoscopy and orthopaedics. We have determined our three reporting units meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment. See note 15 to our consolidated financial statements.

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

Orthopaedic companies are demanding more from their supply chain and we meet those challenges with a comprehensive portfolio of services aimed at addressing the critical needs of the orthopaedic industry. We develop, manufacture and assemble implants and instruments for the reconstructive, spinal, trauma, and sports medicine segments. Our capabilities include a forging facility as well as our proprietary CHEMTEX® surface treatment to facilitate bone in-growth. With multiple manufacturing sites and hundreds of CNC machines, we have the scale and resources to simplify our customers’ supply chain.

Sales and Marketing

We market and sell our products directly to our customers through our sales team of approximately 35 individuals; 32 individuals are based in the United States, and 3 individuals are based in Europe.  In addition, we have a network of independent manufacturer’s representative firms to sell our products primarily outside of the United States.

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

Customers

Our customers include the top worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopaedics markets. We have built strong relationships with our customers by delivering highly customized and engineered components, assemblies and finished goods for their markets. For the twelve months ended December 31, 2006, approximately 92% of our net sales were derived from our medical device customers.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity. For the twelve months ended December 31, 2006, our 10 largest medical device customers accounted for approximately 59% of our net sales.  In particular, Boston Scientific, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the twelve months ended December 31, 2006. We provide a multitude of products and services to our customers across their various divisions.

We also have established customer relationships with companies outside of the medical device market. Our industrial customers service the electronic, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in high density discharge lamps, fiber optics, motion sensors and power generation.

International Operations

For the twelve months ended December 31, 2006, approximately 14% of our sales were international sales. There are additional risks associated with our international sales than with domestic sales, including those resulting from currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles.  See note 15 to our consolidated financial statements for revenues and long-lived assets by country.

Information Technology

We are in the process of installing the Oracle 11i enterprise resource planning, or ERP, system across our facilities. Building upon a core existing deployment of Oracle ERP at several of our sites, this project will upgrade and deploy a full implementation of ERP functionality at all of our facilities.  We completed the implementation of the Oracle ERP system at four of our manufacturing locations during 2006, and we expect to complete further implementations at several other manufacturing locations during 2007.  We expect to complete the implementation of the Oracle ERP system at all of our locations by the end of 2008.  We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, CAD, and computer aided manufacturing, or CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We focus our systems to provide direct business benefits to us, our customers and our suppliers.

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

We have registered our facilities under a single Quality Management System which conforms to ISO 13485:2003, “Medical Devices—Quality management systems—Requirements for regulatory purposes.”

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

To date, we have not experienced any significant difficulty obtaining necessary raw materials or subcontractor services.

Intellectual Property

The products that we manufacture are made to order based on the customers’ specifications and may be designed using our design and engineering services. Generally, our customers retain ownership of and the rights to their products’ design while we retain the rights to any of our proprietary manufacturing processes.

We continue to develop intellectual property primarily in the areas of process engineering and materials development for the purpose of internal proprietary utilization. Our intellectual property enhances our production capabilities, and improves margins in our manufacturing processes while providing a competitive differentiator. Examples of technologies developed include improvements in micro profile grinding, polymer micro tube manufacturing, metal injection molding, and surface enhancement methods for surgical implants.

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

Competition

The medical device outsourced manufacturing and engineering services industry has traditionally been highly fragmented with several thousand companies that have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against companies that assemble broad manufacturing capabilities and related services. We compete with different companies depending on the type of product or service offered or the geographic area served. We are not aware of a single competitor that operates in all of our target markets or offers the same range of products and services that we offer.

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

Government Regulation

Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations, and have in the past paid civil penalties and taken corrective measures for violations of environmental laws.  In anticipation of proposed changes to air emission regulations, we are planning to incorporate new air emission control technologies at one of our manufacturing sites which uses a regulated substance.  To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

In several instances, we have entered into settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements have had a material adverse impact on our business or financial condition.

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. Pursuant to such laws in 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation (“UTI”), our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI’s Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA.  Other of our subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2006, we have a long-term liability of $3.7 million related primarily to the Collegeville remediation.  We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

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

Employees

As of December 31, 2006, we had 3,289 employees. We also employ a number of temporary employees to assist with various projects. Other than some employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

Item 1A.  Risk Factors

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives.  These forward-looking statements may be contained in, among other things, SEC filings, including this annual report on Form 10-K, press releases made by us, and in oral statements made by our officers.  Actual results could differ materially from those contained in such forward-looking statements.  Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2006, our total indebtedness was $701 million. We also have an additional $66 million available for borrowing under the revolving portion of our senior secured credit facility at December 31, 2006.  We also are permitted to incur up to an additional $100 million of senior secured debt under our senior secured term loan facility at the option of participating lenders subject to certain conditions.

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

In addition, under the senior secured credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not be able to meet these ratios and tests in future periods. A breach of any of these covenants could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facility and the notes.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Interest Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.  At December 31, 2006, our Leverage Ratio was 6.86 versus a required maximum of 7.25.  The required maximum Leverage Ratio under our debt agreements adjusts down to 6.50 for the quarter ended December 31, 2007.  At December 31, 2006, our Interest Coverage Ratio was 1.67 versus a required minimum of 1.50.  The required minimum Interest Coverage Ratio adjusts up to 1.60 for the quarter ended December 31, 2007.  We may not meet the Leverage Ratio or Interest Coverage Ratio in future periods.  Failure to meet these ratios could result in the requirement to repay all amounts outstanding under our senior secured credit facility, and also restrict our ability to incur additional indebtedness in accordance with the indenture governing the senior subordinated notes.

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

During 2006, we consumed $5.9 million of our cash and cash equivalents and used $3.0 million of additional net borrowings on the revolving credit portion of our senior secured credit facility to fund our cash payment obligations.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the cardiology, endoscopy and orthopaedic markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended December 31, 2006, our top 10 customers accounted for approximately 59% of our net sales. In particular, Boston Scientific, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for this period.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

We may not be able to continue to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

Our design, manufacturing and assembly business has grown partly as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. As previously discussed, Boston Scientific transferred a number of products assembled by us to its own assembly operation. Protecting intellectual property rights and maximizing control over regulatory compliance are among factors that may influence medical device companies to keep production in-house. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our revenue to decline, and we may be limited in our ability or unable to continue to grow our business.

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

•              timing of payments by customers;

•              future price concessions as a result of pressure to compete;

•              cancellations by customers as a result of which we may recover only our costs;

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

Our industry is very competitive. We may face competition from, and we may be unable to compete successfully against, new entrants and established companies with greater resources.

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

Our business depends on a continuous supply of raw materials and production feedstock. Raw materials and production feedstock needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, change in economic climate or other unforeseen circumstances. Failure to maintain our supply of raw materials and production feedstock could cause production delays resulting in a loss of customers and a decline in revenue. Due to the supply and demand fundamentals of raw material and production feedstock used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials and production feedstock may increase our expenses and affect our operating results. The principal raw materials and production feedstock used in our business include stainless steel, tantalum, columbium, zirconium, titanium, nitinol, elgiloy, gold, silver, platinum, hydrogen, natural gas and electricity. In particular, tantalum and nitinol are in limited supply. For wire fabrication, we purchase most of our stainless steel wire from an independent, third party supplier. Any supply disruptions from this supplier could interrupt production and harm our business.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

We have international manufacturing operations in Europe and Mexico. We also receive a portion of our net sales from international sales, approximately two-thirds is generated by exports from our facilities in the United States and the remainder is generated by sales from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

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

Changes in environmental laws may result in costly compliance requirements or otherwise subject us to future liabilities. For example, in anticipation of proposed changes to air emission regulations, we are incorporating new air emission control technologies at one of our manufacturing sites which uses a regulated substance.  We expect to spend approximately $1.0 million in capital expenditures to implement this new air emission technology.  In addition, to the extent these changes affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our revenue could suffer.

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

We may be required to spend significant resources to monitor our intellectual property rights, we may be unable to detect infringement of these rights and we may lose our competitive advantage associated with our intellectual property rights before we do so. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail. Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued (or as of recently, until publication, which occurs eighteen months after filing), and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties and we may be liable for infringement at that time. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers’ needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products.

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

The manufacture and sale of products that incorporate components manufactured or assembled by us exposes us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of, or design flaws in, our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems relate to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. We manufacture polyimide products for Guidant in accordance with Guidant’s design specifications. On October 25, 2005, Guidant publicly announced that the U.S. Attorney’s Office in Minneapolis, Minnesota had issued a subpoena to Guidant requesting documents relating to its Ventak Prizm 2 and Contak Renewal 1 and 2 defibrillator devices. We received a subpoena dated October 28, 2005 from the Minneapolis office of the U.S. Attorney in connection with this investigation. In response to the subpoena, we have provided documents relating to polyimide products which we manufacture for use in implanted medical devices and also documents regarding the risks related to the use of polyimide in any medical device implanted in the human body. We have been orally advised by the office of the U.S. Attorney in Minneapolis that we are providing this information as a witness to this investigation. We are cooperating fully with the government in connection with this matter.

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

We cannot assure you that we will be able to maintain our existing insurance coverage, which is currently at an aggregate level of $25 million per year, or to do so at reasonable cost and on reasonable terms. In addition, if our insurance coverage is not sufficient to cover any costs we may incur or damages we may be required to pay if we are subject to product liability claims or product recalls, we will have to use other resources to satisfy our obligations.

We and our customers are subject to various political, economic and regulatory changes in the healthcare industry that could force us to modify how we develop and price our components, manufacturing capabilities and services and could harm our business.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Federal and state legislatures have periodically considered programs to reform or amend the United States healthcare system at both the federal and state levels. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including medical device companies, operate. While we are not aware of any legislation or regulations specifically targeting the medical device industry that are currently pending, any such regulations could impair our ability to operate profitably. In addition, any failure by us to comply with applicable government regulations could also result in the cessation of portions or all of our operations, impositions of fines and restrictions on our ability to continue or expand our operations.

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

Accidents at our facilities could delay production and could subject us to claims for damages.

Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities; however, there is a risk that an accident or death could occur at our facilities. Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

A substantial amount of our assets represents goodwill, and our net income will be reduced if our goodwill becomes impaired.

As of December 31, 2006, our goodwill, net represented approximately $847.2 million, or 61.7%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. We could be required to recognize reductions in our net income caused by the write-down of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

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

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market.  These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the twelve months ended December 31, 2006 our industrial operations accounted for approximately 8% of our net sales. Historically, net sales from these operations have been highly cyclical.  Additionally, a significant portion of our orthopaedic net sales are for instruments used in implant procedures.  Our net sales from orthopaedic instrumentation related products are directly related to the timing of product launches by our customers.  Delays in product releases by our orthopaedic customers can result in increased volatility in our net sales.   We cannot predict when volatility will occur from either of these products, and how severely it will impact our results of operations.

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

The loss of the services of members of our senior management could adversely affect our business.

Our success depends upon having a strong senior management team. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management team if their services were no longer available.  Our CEO, Ron Sparks, retired effective December 31, 2006.  The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations   We do not currently maintain key-man life insurance for any of our employees.

Our business may suffer if we are unable to recruit and retain the experienced engineers and management personnel that we need to compete in the medical device industry.

Our future success depends upon our ability to attract, develop and retain highly skilled engineers and management personnel. We may not be successful in attracting new engineers or management personnel or in retaining or motivating our existing personnel, which may lead to increased recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins.  Some of our manufacturing processes are highly technical in nature. Our ability to maintain or expand existing business with our customers and provide additional services to our existing customers depends on our ability to hire and retain engineers with the skills necessary to keep pace with continuing changes in the medical device industry. We compete with other companies in the medical device industry to recruit engineers.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our quality and volume requirements and alternative sources are not available.

Although our current internal capabilities are comprehensive, they do not include all elements that are required to satisfy all of our customers’ requirements. As we position ourselves to provide our customers with a single source solution, we may rely increasingly on third party suppliers, subcontractors and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We have acquired several companies during the last several years as part of our growth strategy and may selectively pursue additional acquisitions in the future, but, because of the uncertainty involved, we may not be able to identify suitable acquisition candidates and may not successfully integrate acquired businesses into our business and operations.

We may selectively pursue complementary acquisitions. However, we may not be able to identify potential acquisition candidates that could complement our business or may not be able to negotiate acceptable terms for acquisition candidates we identify. As a result, we may not be able to realize this element of our growth strategy. In addition, even if we are successful in acquiring any companies, we may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate the operations of acquired businesses with ours. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

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

•             expenses related to any undisclosed or potential liabilities; and

•             ability to maintain strong relationships with our and our acquired companies’ customers after the acquisitions.

Successful integration of acquired operations depends on our ability to effectively manage the combined operations, realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and eliminate redundant and excess costs. If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.           Properties

We have 20 leased facilities and 7 owned facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arlington, Tennessee	29,000	Own
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	117,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado	40,000	Lease
Hamburg, New York	18,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Minnetonka, Minnesota	7,000	Lease
Orchard Park, New York	48,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	66,000	Lease
South Plainfield, New Jersey	6,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	7,000	Lease
Trenton, Georgia	31,000	Own
Upland, California	50,000	Lease
Watertown, Connecticut	46,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	22,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	17,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	10,000	Lease
Total	1,176,000

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

No dividends have been declared on our common stock in fiscal year 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005, or fiscal year 2006.

On November 22, 2005, we completed an offering of $305.0 million in aggregate principal amount of 10½% senior subordinated notes due 2013 (the “Notes”), which was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).  The net proceeds from the issuance of the Notes of approximately $301 million after an approximately $4 million original issue discount were used primarily to finance the Transaction.  See Item 1 “The Transaction” for a description of the Transaction.  We sold the Notes to Credit Suisse First Boston LLC, JP Morgan Securities Inc. and Bear, Stearns & Co. Inc. (collectively, the “Initial Purchasers”) pursuant to Section 4(2) of the Securities Act. The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act.   On March 29, 2006, the Notes were exchanged for an equal aggregate principal amount of substantially identical registered notes (the “Exchange Notes”) pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on February 14, 2006.   Our senior secured credit facility and the indenture dated November 22, 2005 governing the Notes and Exchange Notes limit our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to the accompanying financial statements included in Item 8 of this Form 10-K.

Item 6.           Selected Financial Data

As a result of the Transaction, our selected historical consolidated financial data are presented in two periods, the Predecessor Period, which refers to the three years ended December 31, 2004 and the period from January 1, 2005 up to the date of the Transaction, or November 22, 2005.  The Successor Period refers to the period subsequent to the Transaction and ending December 31, 2005 and the year ended December 31, 2006.  We refer to the period from January 1, 2005 to November 22, 2005 as the “2005 Predecessor Period,” and the period from November 23, 2005 to December 31, 2005 as the “2005 Successor Period.” The operating data for the year ended December 31, 2004, the 2005 Predecessor Period, the 2005 Successor Period and the year ended December 31, 2006 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2005 and 2006 were derived from our audited consolidated balance sheets included elsewhere in this Form 10-K.  The balance sheet data as of December 31, 2002, 2003 and 2004 were derived from our audited financial statements that are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor				Successor
	Twelve Months Ended December 31,			Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2002	2003	2004	2005	2005	2006
	(In thousands)
STATEMENT OF OPERATIONS DATA(1):
Net sales	$135,841	$174,223	$320,169	$411,734	$49,412	$474,134
Cost of sales	96,740	121,029	234,396	283,029	44,533	337,043
Gross profit	39,101	53,194	85,773	128,705	4,879	137,091
Selling, general and administrative expenses	23,548	28,612	45,912	71,520	7,298	58,458
Research and development expenses	2,380	2,603	2,668	2,655	352	3,607
Restructuring and other charges(2)	2,440	1,487	3,600	4,154	311	5,008
Merger related costs(3)	—	—	—	47,925	8,000	—
Impairment of goodwill and intangibles(4)	21,725	—	—	—	—	—
Amortization of intangibles	4,703	4,828	5,539	5,730	1,839	17,205
Income (loss) from operations	(15,695)	15,664	28,054	(3,279)	(12,921)	52,813
Other income (expense):
Interest expense, net	(16,923)	(16,587)	(26,879)	(43,233)	(9,301)	(65,338)
Other(5)	61	(9)	(3,312)	(29,985)	198	(727)
Total other expense	(16,862)	(16,596)	(30,191)	(73,218)	(9,103)	(66,065)
Income (loss) before income taxes	(32,557)	(932)	(2,137)	(76,497)	(22,024)	(13,252)
Income tax expense (benefit)	(5,145)	13,872	3,483	5,816	478	5,307
Net loss	$(27,412)	$(14,804)	$(5,620)	$(82,313)	$(22,502)	$(18,559)
OTHER FINANCIAL DATA(1):
Cash flows provided by (used in):
Operating activities	$14,022	$14,392	$22,231	$34,729	$(81,961)	$26,833
Investing activities	(9,446)	(20,370)	(227,376)	(74,418)	(802,852)	(30,284)
Financing activities	(1,517)	3,977	217,071	38,032	879,342	(2,642)
Capital expenditures	6,218	6,371	13,900	22,896	6,265	30,744
Depreciation and amortization	10,858	11,591	16,152	20,047	3,057	34,173
EBITDA(6)			40,894	(13,217)	(9,666)	86,259
Adjusted EBITDA(6)			79,652	96,144	9,321	101,661
Ratio of earnings to fixed charges(7)	—	—	—	—	—	—
Deficiency of earnings to fixed charges	32,557	932	2,137	76,497	22,024	13,252
BALANCE SHEET DATA (at period end)(1):
Cash and cash equivalents	$5,877	$3,974	$16,004		$8,669	$2,746
Total assets	235,775	279,135	600,229		1,408,448	1,373,594
Total debt	144,411	136,246	368,052		701,092	700,529
Redeemable and convertible preferred stock	540	12,593	30		—	—
Total stockholder’s equity	64,219	56,813	137,461		618,800	586,260

(1)          We acquired Venusa, Ltd and Venusa de Mexico, S.A. de C.V. (together, “Venusa”) on February 28, 2003, MedSource on June 30, 2004, Campbell on September 12, 2005 and MTG on October 6, 2005. All acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in our financial statements at their fair market values and the operating results of the acquired companies are reflected beginning on the date of acquisition.

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

During the fourth quarter of 2002, we announced the consolidation of our machining capabilities into our Wheeling, Illinois facility and the closing of our Miramar, Florida plant. As a result, we recognized a restructuring charge of $1.4 million consisting of: $0.1 million related to stay-on bonuses earned through December 31, 2002; $0.5 million related to the write-down of assets; and $0.8 million related to lease obligations. In 2003, the relocation was completed and we recognized a restructuring charge of $1.8 million consisting of $0.5 million related to stay-on and relocation bonuses earned through the relocation date; $0.3 million related to the relocation of equipment and plant clean-up; $0.7 million of other exit costs; and $0.3 million related to excess inventory discarded (included in cost of sales in the consolidated statements of operations).

During the third quarter of 2002, we decided not to proceed with the construction of a new technology center and recognized a loss of $0.5 million related to the write-down of previously capitalized costs.

In connection with the MedSource acquisition, we identified $9.3 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $8.6 million in severance payments, and $0.6 million in lease and other contract termination costs. Severance payments relate to approximately 370 employees in manufacturing, selling and administration which are expected to be paid by the end of 2007. The cost of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In connection with the Merger, we identified $0.4 million of costs associated with reductions in staffing levels.  These costs are comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of 2007.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.

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

We recognized $4.5 million of restructuring charges and MedSource integration costs during the twelve months ended December 31, 2005, including $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that were closed to our other production facilities. In addition, we incurred $0.8 million of costs for the integration of MedSource.

The Company recognized $5.0 million of restructuring charges during 2006, including $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout our manufacturing operations as we downsized certain operations and consolidated various administrative functions, $1.0 million for the elimination of 18 corporate staff positions in an effort to streamline our management structure, $0.7 million for the elimination of 317 manufacturing positions at the Juarez, Mexico facility due to the expiration of a customer contract, and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that were closed to other existing facilities of the Company.

The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Restructuring and other charges	$230	$2,210	$2,440
Less: cash payments	(80)	(143)	(223)
Less: non-cash Items	—	(1,262)	(1,262)
Balance as of December 31, 2002	150	805	955
Restructuring charge	471	1,016	1,487
Inventory discarded	—	322	322
Less: cash payments	(613)	(1,559)	(2,172)
Balance as of December 31, 2003	8	584	592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment for change in estimate for previously recorded restructuring accruals	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	3,641	6,540	10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance December 31, 2006	$1,737	$191	$1,928

The adjustment to restructure accruals of $8.0 million recorded during the twelve months ended December 31, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

(3)          In connection with the Transaction, we incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, legal and accounting fees of $1.1 million and other costs of $1.5 million during the 2005 Predecessor Period.  During the 2005 Successor Period, we recorded an $8.0 million charge for in-process research and development acquired in the Transaction.

(4)          As a result of a loss of significant customers during 2002, goodwill impairment was determined to exist in one of our three reporting units.  Accordingly, an impairment of goodwill charge of $17.5 million was recognized. In addition, related intangible assets of developed technology and know how and customer base were reduced to their estimated fair value based on projected cash flow by $2.2 million and $2.0 million, respectively.

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

(6)          We define EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization. Since EBITDA may not be calculated the same by all companies, this measure may not be comparable to similarly titled measures by other companies.  Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.  We use EBITDA and Adjusted EBITDA to provide additional information to investors about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility, as well as a supplemental measure of our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under

GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Key Indicators of Financial Condition and Operating Performance” for a discussion of our use of EBITDA and Adjusted EBITDA, certain limitations of EBITDA and Adjusted EBITDA as financial measures, for a reconciliation of net income to EBITDA and a reconciliation of EBITDA to Adjusted EBITDA.

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

Overview

We believe that we are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers with reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

We primarily focus on leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.  During 2006, our top 10 customers accounted for approximately 58.5% of net sales with three customers each accounting for greater than 10% of net sales.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation.  This transfer was complete as of the end of the second quarter of 2006.  Our net sales to Boston Scientific decreased by approximately $30 million in 2006 as compared to 2005 and we expect our 2007 net sales to decrease by an additional $11 million.  While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and that the loss will not adversely affect our operating results in 2007 and thereafter.

Accounting Policy Overview

We recognize net sales in compliance with SAB 104, “Revenue Recognition,” which requires that the following criteria are met:  (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  We recognize revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service.  A sale for product sold on consignment is recognized when our customer uses the product.  Amounts billed for shipping and handling fees are classified as net sales in our consolidated statement of operations.  Costs incurred for shipping and handling fees are classified as cost of sales.  We provide a reserve for estimated future returns against net sales in the period net sales are recorded.  The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our net sales domestically.  For the twelve months ended December 31, 2006, approximately 86% of our net sales were sold to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future.

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

Amortization of intangible assets up to the date of the Transaction was primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, Noble-Met, Ltd., UTI, American Technical Molding, Inc., Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. (together with Venusa, Ltd., “Venusa”), MedSource and Campbell Engineering, Inc.   Amortization of intangible assets subsequent to the date of the Transaction relates to the acquisition of us by KKR and Bain.

Interest expense up to the date of the Transaction was primarily related to indebtedness incurred to finance our acquisitions.  Interest expense subsequent to the date of the Transaction relates to the financing of the acquisition of us by KKR and Bain.

Concurrent with our acquisition of MedSource on June 30, 2004, we aligned our management by the three medical device markets which we serve: cardiology, endoscopy, and orthopaedics. We have determined that our three reporting units meet the segment aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

In connection with the MedSource acquisition, we identified $9.3 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $8.6 million in severance payments and $0.7 million in lease termination and other contract termination costs. Severance payments relate to approximately 370 employees in manufacturing, selling and administration and are expected to be paid by the end of 2007.  The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

The adjustment to restructure accruals of $8.0 million recorded during the twelve months ended December 31, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

In connection with the Merger, we identified $0.4 million of costs associated with eliminating duplicate positions which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.

The following table summarizes the recorded accruals and activity related to the restructuring activities (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2003	$8	$584	$592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment for change in estimate forpreviously recorded restructuring accruals	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	3,641	6,540	10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance December 31, 2006	$1,737	$191	$1,928

Results of Operations

Our accounting for the Merger follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Merger be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date.  Although we continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from January 1, 2005 to November 22, 2005 and the 2005 Successor Period from November 23, 2005 to December 31, 2005 with the twelve month period ended December 31, 2006, and with the twelve month period ended December 31, 2004.  We refer to the twelve months ended December 31, 2005 as the 2005 Combined Period.  Although this presentation does not comply with generally accepted accounting principles “(GAAP)”, we believe the combination of the 2005 periods provides a meaningful comparison to the 2006 and 2004 periods.  The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

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

The following table sets forth percentages derived from the consolidated statements of operations for the years ended December 31, 2004, the 2005 Predecessor Period, the 2005 Successor Period, the 2005 Combined Period and the year ended December 31, 2006 presented as a percentage of net sales:

	Predecessor		Successor	Combined
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2005	2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.2	68.7	90.1	71.0	71.1
Gross Profit	26.8	31.3	9.9	29.0	28.9
Selling, General and Administrative Expenses	14.4	17.4	14.8	17.1	12.3
Research and Development Expenses	0.8	0.7	0.7	0.7	0.8
Merger costs	—	11.6	—	10.4	—
In-Process Research and Development Charge	—	—	16.2	1.7	—
Restructuring and Other Charges	1.1	1.0	0.6	1.0	1.1
Amortization of Intangibles	1.7	1.4	3.7	1.6	3.6
Income (Loss) from Operations	8.8	(0.8)	(26.1)	(3.5)	11.1

Twelve Months Ended December 31, 2006 Compared to the 2005 Combined Period

Net Sales

Net sales for 2006 were $474.1 million, an increase of $13.0 million or 3% compared to net sales of $461.1 million for the 2005 Combined Period.  The increase in net sales was due to having a full year of sales in 2006 related to the 2005 Acquisitions, which increased net sales by $13.2 million.  This increase was partially offset by a $0.2 million reduction in the volume of net shipments, which includes the negative impact of the Boston Scientific transfers totaling $30.5 million, our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $5.3 million, partially offset by higher unit volume of shipments of $35.6 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic each accounted for greater than 10% of net sales for both 2006 and the 2005 Combined Period.

Gross Profit

Gross profit for 2006 was $137.1 million as compared to $133.6 million for the 2005 Combined Period.   The $3.5 million increase in gross profit was a result of the 2005 Acquisitions, which increased gross profit by $3.1 million, and a $4.5 million decrease in charges for the sell through of acquired inventories related primarily to the Merger.  These increases were partially offset by a less favorable product mix in 2006 as compared to the 2005 Combined Period.

Gross margin was 28.9% of net sales for 2006 as compared to 29.0% of net sales for the 2005 Combined Period.  The decrease in gross margin was primarily due to a less favorable product mix in 2006 as compared to the 2005 Combined Period.  This decrease in gross margin was partially offset by reduced charges for the sell through of inventory stepped-up in the Transaction and 2005 Acquisitions.

Selling, General and Administrative Expenses

SG&A expenses were $58.5 million for 2006 compared to $78.8 million for the 2005 Combined Period. The decrease in SG&A costs was due to a $15.6 million reduction in non-cash stock-based compensation charges, a $5.3 million reduction in provisions for annual cash-based incentive compensation payments and a $2.0 million reduction in salary costs due to cost reduction initiatives.  These decreases in SG&A costs were partially offset by $2.0 million of consulting costs for Merger integration and $1.2 million due to having a full year of SG&A expenses related to the 2005 Acquisitions.  SG&A expenses were 12.3% of net sales for 2006 as compared to 17.1% of net sales for the 2005 Combined Period.  The reduction was primarily a result of the lower non-cash stock-based compensation expenses which amounted to 3.3% of net sales and the reduction in annual cash-based inventive compensation payments which amount to 1.1% of net sales.

During the 2005 Combined Period, we recorded $16.7 million of non-cash stock-based compensation expense which were all incurred during the 2005 Predecessor Period.  These charges were due to the grant of restricted stock during the 2005 Predecessor Period for which we incurred a charge of $10.0 million, a charge of $3.7 million for the granting of stock options during the 2005 Predecessor Period which were determined to be granted at an exercise price below fair value, a $2.7 million increase in our liability for phantom stock plans as a result of an increase in the value of our common stock and other stock option related charges of $0.2 million. All of our Predecessor stock options, restricted stock and phantom stock plans were settled upon the closing of the Transaction.  Our non-cash stock-based compensation expense for 2006 was $1.1 million, and relates to stock options granted subsequent to the Merger for which we are recording compensation in accordance with the requirements of  SFAS No. 123R (“SFAS 123R”).

Research and Development Expenses

R&D expenses for 2006 were $3.6 million or 0.8% of net sales, compared to $3.0 million or 0.7% of net sales for the 2005 Combined Period.  The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

We recognized $5.0 million of restructuring charges during 2006, including $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout our manufacturing operations as we downsized certain operations and consolidated various administrative functions, $1.0 million for the elimination of 18 corporate staff positions in an effort to streamline our management structure, $0.7 million for the elimination of 317 manufacturing positions in our Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities to our other existing facilities.

Amortization

 Amortization of intangible assets was $17.2 million for 2006 compared to $7.6 million for the 2005 Combined Period.  The increase was primarily due to the effects of the Transaction, which required the revaluation of all of our intangible assets as of the closing date.

Interest Expense, net

Interest expense, net, increased $12.8 million to $65.3 million for 2006 as compared to $52.5 million for the 2005 Combined Period.  This increase was due to the increased debt incurred in connection with the Transaction, which increased interest expense by $24.7 million; increased debt to acquire Campbell and MTG, which increased interest expense by $2.1 million; higher interest rates, which increased interest expense by $2.4 million; and new borrowings under our revolving credit facility, which increased interest expense by $0.4 million.  The increases in interest expense were partially offset by certain one-time charges included in the 2005 Combined Period including $14.4 million to write off deferred financing costs due to the refinancing which occurred as a result of the Transaction, and $2.4 million of bridge loan fees incurred upon the closing of the Transaction.

Interest expense, net includes interest income of approximately $192,000 and $87,000 for 2006 and the 2005 Combined Period, respectively.

Other expense, net

Other expense was $0.7 million for 2006 compared to $29.8 million for the 2005 Combined Period.  Other expense, net for 2006 includes $0.8 million of non-cash charges for currency translation.  Other expense for the 2005 Combined Period includes $29.9 million of debt prepayment penalties incurred due to the prepayment of our subsidiary’s senior subordinated notes in connection with the Transaction.

Income Tax Expense

Income tax expense for 2006 was $5.3 million and included $3.1 million of deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of foreign income taxes and $0.9 million of state income taxes.  Income tax expense for the 2005 Combined Period was $6.3 million and included $2.9 million of state income taxes, $2.1 million of non-cash deferred income taxes for the different book and tax treatment for goodwill and $1.3 million of foreign income taxes.   We have not provided for any domestic federal income taxes due to net operating losses incurred.  We have net operating loss carryforwards of approximately $243.7 million to offset future domestic federal income taxes.  The future utilization of our net operating loss carryforwards may be limited in future years by the provisions of Internal Revenue Code section 382.  We have incurred, and expect to continue to incur certain state and foreign income taxes in jurisdictions where we cannot offset our taxable income with losses or expenses incurred in other jurisdictions.

We have assessed the positive and negative evidence bearing upon the realizability of our deferred tax assets.  As a result of these assessments, we established a valuation allowance against the net deferred tax assets.  At the end of 2006, we again assessed our ability to realize our deferred tax assets and continue to believe that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets. As a result, we continue to provide a full valuation reserve.

2005 Combined Period Compared to Twelve Months Ended December 31, 2004

Net Sales

Net sales for the 2005 Combined Period were $461.1 million, an increase of $140.9 million or 44% compared to net sales of $320.2 million for 2004. Higher net sales were due to the acquisition of MedSource and the 2005 Acquisitions, which increased net sales by $97.4 million, and higher unit volume of shipments totaling $60.1 million. These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $16.6 million for the 2005 Combined Period. Three customers, Boston Scientific, Johnson & Johnson and Medtronic each accounted for greater than 10% of net sales for the 2005 Combined Period. Two customers, Boston Scientific and Johnson & Johnson each accounted for greater than 10% of net sales for 2004.

Gross Profit

Gross profit for the 2005 Combined Period was $133.6 million compared to $85.8 million for 2004. The $47.8 million increase in gross profit was caused by unit volume increases which increased gross margin by $27.0 million, and the acquisitions of MedSource and the 2005 Acquisitions which increased gross profit by $26.4 million.  Additionally, gross profit for 2004 included a $3.4 million write off of the step-up of inventory related to the acquisition of MedSource and a $1.9 million charge to reduce the value of inventories acquired from MedSource.  These increases in gross profit were partially offset by the write off of the step-up of acquired inventory during the 2005 Combined Period.  In connection with the 2005 Acquisitions, we recorded a $0.9 million step-up in the value of inventories acquired, and charged that step-up to cost of sales during the 2005 Combined Period.  In connection with the Merger, we recorded a $16.4 million step-up in the value of our inventory acquired by KKR and Bain, and charged $10.0 million of that step-up to cost of sales during the 2005 Combined Period.  The remaining step-up of inventory of $6.4 million recorded as a result of the Merger was charged to our cost of sales during our first quarter of 2006.

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

Restructuring and Other Charges

We recognized $4.5 million of restructuring charges and acquisition integration costs during the 2005 Combined Period, including $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that were closed to our other production facilities.  In addition to the $3.7 million in restructuring charges incurred during the 2005 Combined Period, we incurred $0.8 million of costs for the integration of MedSource.

Merger Related Costs

During the 2005 Combined Period, we incurred $55.9 million of merger related costs including incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, and $8.0 million charge for in-process research and development, legal and accounting fees of $1.1 million and other costs of $1.5 million.

We allocated $8.0 million of the purchase price in the Transaction to in-process research and development (“IPR&D”) projects that have not yet reached technological feasibility and have no future alternative use.  Our IPR&D projects focus on the utilization of new materials, including biomaterials, and new methods for fabricating metals, polyimide and other materials.  The valuation of each project was based on an income approach which discounts the future net cash flows attributable to each project to determine the current value.  Projects were broken into three categories:  Incremental, Platform and Breakthrough.   Incremental IPR&D is comprised of 14 individual projects which are estimated to be complete by 2009.  Costs to complete Incremental IPR&D were estimated to be $2.8 million as of the date of the Merger.  Costs to complete Incremental IPR&D are estimated to be $1.0 million at December 31, 2006.  Net cash flows from Incremental

IPR&D are estimated to be positive by 2008.   Platform IPR&D is comprised of 13 individual projects which are estimated to be complete by 2009.  Costs to complete the Platform IPR&D were estimated to be $6.4 million as of the date of the Merger.  Costs to complete Platform IPR&D are estimated to be $4.9 million at December 31, 2006.  Net cash flows from Platform IPR&D are estimated to be positive by 2009.  Breakthrough IPR&D is comprised of 4 individual projects which are estimated to be complete by 2010.  Costs to complete the Breakthrough IPR&D were estimated to be $4.0 million as of the date of the Merger.  Costs to complete Platform IPR&D are estimated to be $2.7 million at December 31, 2006.  Net cash flows from Breakthrough IPR&D are estimated to be positive by 2010.

Amortization

Amortization was $7.6 million for the 2005 Combined Period compared to $5.5 million for 2004. The higher amortization was due to the Merger, which increased amortization expense by $1.2 million for the 2005 Combined Period, and the acquisition of MedSource which increased amortization expense by $0.7 million for the 2005 Combined Period.

Interest Expense, net

Interest expense, net was $52.5 million for the 2005 Combined Period as compared to $26.9 million for 2004. The increase for the 2005 Combined Period was due to the write-off of $14.4 million of deferred financing fees due to the refinancing done in connection with the Transaction, increased debt incurred to acquire MedSource which increased interest expense by $7.8 million, increased debt in connection with the Transaction which increased interest expense by $3.1 million, one-time bridge loan charges of $2.4 million incurred in connection with the Transaction, higher interest rates on variable rate debt which increased interest expense by $1.4 million and increased debt incurred in connection with the 2005 Acquisitions which increased interest expense by $0.7 million. This increase was partially offset by $4.5 million of accelerated amortization of debt discounts and deferred financing costs incurred during 2004 due to the refinancing of our and our subsidiary’s indebtedness in connection with the MedSource acquisition.

Interest expense, net includes interest income of approximately $87,000 and $94,000 for the 2005 Combined Period and 2004, respectively.

Other expense

Other expense was $29.8 million for the 2005 Combined Period compared to $3.3 million for 2004.  Other expense for the 2005 Combined Period includes $29.9 million of debt prepayment penalties incurred due to the prepayment of our subsidiary’s senior subordinated notes in connection with the Transaction.  Other expense for 2004 includes $3.3 million of debt prepayment penalties incurred due to the prepayment of debt in connection with the MedSource acquisition.

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

At December 31, 2006, we had $6.0 million of letters of credit outstanding and $3.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our senior secured credit facility resulting in $66.0 million available under the revolving credit facility.

Cash provided by operations was $26.8 million for 2006, as compared to cash used in operations of $47.2 million for the 2005 Combined Period.   Cash provided by operations for 2006 was negatively impacted by a $22.8 million increase in interest expense payments as a result of higher debt incurred to fund the Transaction and $2.1 million in payments to purchase stock options from terminating employees.  These decreases were partially offset by lower investments in working capital of $15.5 million and reduced restructuring related payments of $3.5 million. Cash used in operations for the 2005 Combined Period includes $80.2 million of cash expenses incurred for the Transaction including Merger related costs of $47.9 million, debt prepayment penalties of $29.9 million and a bridge loan fee of $2.4 million.

Cash used in investing activities was $30.3 million for 2006 as compared to $877.3 million for the 2005 Combined Period.  This decrease is a result of the following payments during the 2005 Combined Period:  $796.2 million in consideration to our former stockholders as part of the Transaction, the 2005 Acquisitions, for which we paid $49.5 million and a $2.2 million earn-out payment relating to our acquisition of Venusa.  This decrease was partially offset by $1.6 million in higher capital expenditures in 2006, which grew to $30.7 million for 2006 as compared to $29.2 million for the 2005 Combined Period.  Capital expenditures during 2006 included $4.5 million for the implementation of the Oracle enterprise resource planning system, or ERP system, with the balance consisting primarily of the purchase of production equipment to meet customer demand for certain of our products.

 During 2006, cash used in financing activities was $2.6 million compared to $917.4 million of cash provided by financing activities for the 2005 Combined Period.  The decrease in cash provided by financing activities was due to the effects of the Transaction during the 2005 Combined Period, which resulted in net proceeds from debt and equity issuances of $879.3 million and additional debt proceeds of $42.0 million used to fund the 2005 Acquisitions.

Cash used in operations for the 2005 Combined Period was $47.2 million as compared to $22.2 million of cash provided by operations for 2004.  This decrease was due to the following increases in cash payments for the 2005 Combined Period:  $80.2 million of cash expenses incurred for the Transaction, higher interest payments of $30.6 million, increased investments in working capital of $16.1 million and $3.6 million of higher restructuring related payments.   These decreases were partially offset by $61.1 million of increased profitability from our operations as a result of increased demand for our products and a full year of the MedSource acquisition.

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

Capital Expenditures.  We anticipate that capital expenditures will approximate $28 million to $32 million in 2007. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. We may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) for the period November 23, 2005 to December 31, 2006, $39,000,000; for the 2007 fiscal year, $40,000,000; for the 2008 fiscal year, $42,500,000; for the 2009 fiscal year, $45,000,000; for the 2010 fiscal year, $47,500,000; for the 2011 fiscal year, $52,500,000; and for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.  We expect to finance our 2007 capital expenditures with cash flow from operations, and if needed, available borrowings under our senior secured credit facility.

Other Expenditures.  In connection with our acquisition of Venusa in February of 2003, we were obligated to pay contingent consideration based on agreed upon earnings targets for fiscal years 2002, 2003 and 2004. During the second quarter of 2005, we paid $2.2 million in cash, $3.6 million in our Class A-7 5% Convertible Preferred Stock and $0.2 million in our phantom stock in connection with Venusa achieving fiscal year 2004 earn out targets. During the second quarter of 2004, we paid $9.6 million in cash, $26.0 million in our Class A-7 5% Convertible Preferred Stock, and $1.3 million in our phantom stock in connection with Venusa achieving fiscal year 2002 and 2003 earnout targets.  We are not obligated to make any additional payments in connection with any of our acquisitions as of December 31, 2006.

Other Long-Term Liabilities.  Other long-term liabilities increased $11.1 million from $28.1 million at December 31, 2005 to $39.2 million at December 31, 2006.  The increase was due to the classification of our roll-over stock options from stockholder’s equity to a $19.6 million liability upon the adoption of SFAS 123R and a $3.0 million increase in our liability for deferred taxes.  These increases were partially offset by a $8.1 million reduction in the long-term portion of our costs to close certain MedSource facilities and $2.1 million in payments to repurchase roll-over stock options from terminating employees.  Other long-term liabilities increased $4.5 million from $23.7 million at December 31, 2004 to $28.1 million at December 31, 2005. The increase was due to an $8.8 million increase in our deferred tax liability, which was partially offset by a $3.0 million reduction in the long-term portion of our estimated costs to close certain MedSource facilities and a $1.5 million decrease in our phantom stock liability due to the purchase of all of our equity instruments in connection with the Merger.  The increase in our deferred tax liability was due to $2.1 million in provisions for deferred taxes during the 2005 Combined Period and $6.7 million of deferred taxes recorded in connection with the allocation of the purchase price paid to acquire us in the Merger to the fair value of all of our assets and liabilities.

As of December 31, 2006, we have provided a liability of $3.7 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to incur approximately $0.2 million of ongoing operating costs during fiscal year 2007 relating to the Collegeville remediation effort. Our environmental accrual at December 31, 2006 includes $3.6 million related to Collegeville.  The remaining environmental accrual which relates to our other subsidiaries was $0.1 million at December 31, 2006.  Also, in anticipation of proposed changes to air emission regulations, we are planning to incorporate new air emission control technologies at one of our manufacturing sites which uses a regulated substance.  We currently estimate that we will incur $1.0 million of capital expenditures during 2007 to implement the new air emission control technologies.  We believe that the disposition of these identified environmental matters will not have a material adverse effect upon our liquidity, capital resources, business or consolidated financial position. However, one or more of such environmental matters could have a significant negative impact on our consolidated financial results for a particular reporting period.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, during 2006 Boston Scientific transferred a number of products assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.  As noted below, we are required to maintain certain financial ratios in connection with our debt agreements. Failure to maintain those ratios would prevent us from accessing additional borrowings under our senior secured credit facility and could also result in the requirement to repay all amounts outstanding under that facility, each of which would have a material impact on our liquidity and financial condition.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Interest Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.  At December 31, 2006, our Leverage Ratio was 6.86 versus a required maximum of 7.25.  The required maximum Leverage Ratio under our debt agreements adjusts down to 6.50 for the quarter ended December 31, 2007.  At December 31, 2006, our Interest Coverage Ratio was 1.67 versus a required minimum of 1.50.  The required minimum Interest Coverage Ratio adjusts up to 1.60 for the quarter ended December 31, 2007.  We may not meet the Leverage Ratio or Interest Coverage Ratio in future periods.  Failure to meet these ratios could result in the requirement to repay all amounts outstanding under our senior secured credit facility, and also restrict our ability to incur additional indebtedness in accordance with the indenture governing the senior subordinated notes.

Indebtedness.  The following is a description of our material indebtedness as of December 31, 2006:

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

•                                          invalidity of any guarantee; and

•                                          unsatisfied judgements.

Senior Secured Credit Facility

In connection with the Transaction on November 22, 2005, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, consisting of a term loan facility and a revolving credit facility, with a syndicate of lenders. The terms of the senior facility are set forth below. This description of the senior facility does not purport to be complete.

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

The full amount of the term loans was borrowed on the closing date. The term loans will amortize in 27 quarterly installments of 0.25% of the original principal amount of the term loans, with the balance payable on the seventh anniversary of the closing date. Amounts prepaid or repaid with respect to the term loans may not be re-borrowed. The senior facility provides that up to $100 million of additional term loans may be incurred under the term facility, with the average life to maturity and final maturity date of such additional term loans to be no earlier than the average life to maturity and final maturity date, respectively, of the initial term loans and with pricing to be agreed.

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until the sixth anniversary of the closing date, and any revolving loans outstanding on the sixth anniversary of the closing date shall be repaid on such date. Approximately $66.0 million of the revolving facility was available as of December 31, 2006.

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

Interest

The interest rates under the senior facility are based in the case of the term loans, at our option, on either LIBOR plus 2.00% or the alternative base rate plus 1.00%, and, in the case of the revolving loans, at our option, on either LIBOR plus 2.25% or the alternate base rate plus 1.25%, which applicable margins are in each case subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the secured facility at December 31, 2006 was 7.37%.  Overdue principal bears interest at a rate per annum equal to 2.0% above the rate then applicable to such principal amount. Overdue interest and other amounts bear interest at a rate per annum equal to 2.0% above the rate then applicable to alternate base rate loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three or six months, or, if available to all relevant lenders, nine or twelve months, and interest is payable in arrears at the end of each such interest period and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears on the last day of each calendar quarter. Calculations of interest are based on a 360-day year (or 365/366 days, in the case of certain base rate loans) for actual days elapsed.

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

•                                          change our fiscal year; and

•                                          make capital expenditures.

In addition, the senior facility requires us to maintain a maximum ratio of consolidated net debt to consolidated adjusted EBITDA and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense.

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

•                                          a change of control; and

•                                          other customary events of default.

Other Long-Term Debt

As of December 31, 2006, our obligations under capital leases totaled $21,000.

As of December 31, 2006, we were in compliance with the covenants under our senior secured credit facility and our senior subordinated notes.

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

EBITDA represents net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-K is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and our senior secured credit facility contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facility could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

In calculating Adjusted EBITDA, as permitted by the terms of our indebtedness, we eliminate the impact of a number of items. For the reasons indicated herein, you are encouraged to evaluate each adjustment and whether you consider it appropriate. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The following table sets forth a reconciliation of net income to EBIDTA for the periods indicated:

	Predecessor		Successor
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2006
RECONCILIATION OF NET INCOME TO EBITDA:
Net loss	$(5,620)	$(82,313)	$(22,502)	$(18,559)
Interest expense, net	26,879	43,233	9,301	65,338
Provision for income taxes	3,483	5,816	478	5,307
Depreciation and amortization	16,152	20,047	3,057	34,173
EBITDA	$40,894	$(13,217)	$(9,666)	$86,259

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor		Successor
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2006
EBITDA	$40,894	$(13,217)	$(9,666)	$86,259
Adjustments:
Acquired Adjusted EBITDA (a)	22,751	7,165	—	—
Restructuring and other charges(b)	3,600	4,154	311	5,008
Stock-based compensation(c)	266	16,676	—	1,138
Severance(d)	232	384	248	35
Relocation(d)	67	506	—	530
Write-off of step-up of acquired inventory at date of acquisitions(e)	3,397	522	10,352	6,422
Write off acquired A/R and inventory(f)	2,478	(336)	—	—
Losses incurred by closed facilities(g)	2,046	872	97	—
Gain on sale of property and equipment(h)	(74)	179	(104)	186
Management fees to existing stockholders(i)	700	827	83	1,042
Debt prepayment penalty(j)	3,295	29,914	—	—
Currency exchange gain(k)	—	—	—	641
Acquisition expenses(l)	—	—		479
Gain on derivative instruments(m)	—	—	—	(79)
Costs related to the Transaction(n)	—	48,498	8,000	—
Adjusted EBITDA	$79,652	$96,144	$9,321	$101,661

(a)          Under the applicable debt agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation.  We acquired MedSource on June 30, 2004, Campbell on September 12, 2005 and MTG on October 6, 2005.  The Adjusted EBITDA for the year ended December 31, 2004 and the period from January 1, 2005 to November 22, 2005 have been adjusted to reflect the pre-acquisition amount of Adjusted EBITDA earned.

(b)         Set forth below is a reconciliation of restructuring and other charges as shown on the selected historical consolidated financial data to the amount shown above as an adjustment to EBITDA:

	Predecessor		Successor
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2006
Restructuring charges	$2,691	$3,388	$311	$5,008
MedSource integration costs	909	766	—	—
	$3,600	$4,154	$311	$5,008

(c)          We have incurred non-cash charges for stock-based compensation relating to stock options granted during the twelve months ended December 31, 2000 and 2001, non-cash dividends on phantom stock issued to employees in connection with certain acquisitions, an increase in the value of phantom stock, charges for restricted stock and stock options granted to employees in July 2005, and charges for stock options granted in September 2005.  All non-cash charges for stock-based compensation recorded during the twelve months ended December 31, 2006 were recorded to comply with the requirements of SFAS 123R, which the Company adopted on January 1, 2006.  The table below summarizes non-cash stock-based compensation for the amounts shown above as an adjustment to EBITDA:

	Predecessor		Successor
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2006
2000 & 2001 stock options	$170	$206	$—	$—
Phantom stock market value adjustment	—	2,747	—	—
Award of redeemable preferred stock	20	—	—	—
July 2005 stock options and restricted stock	—	12,201	—	—
September 2005 stock options	—	1,489	—	—
Phantom stock non-cash dividends	76	33	—	—
SFAS 123R compensation on stock options	—	—	—	1,138
	$266	$16,676	$—	$1,138

(d)            Our credit agreements provide for the adjustment of EBITDA for non-recurring expenses, including employee severance and relocation expenses.

(e)             We record the assets and liabilities of acquired companies at their respective fair values upon the date of acquisition. Inventories are recorded at fair value at the acquisition date, with the difference between the cost of the inventory and fair value charged to cost of sales as the inventory is sold. During the twelve months ended December 31, 2004, we incurred $3.4 million of costs to write off the step-up of inventory acquired from MedSource. During the period from January 1, 2005 to November 22, 2005, we incurred $0.5 million of costs related to the step-up of inventory acquired from Campbell and MTG.  For the period from November 23, 2005 to December 31, 2005, we incurred $0.4 million of costs related to the step-up of inventory acquired from Campbell and MTG, and $10.0 million of costs to write off the step-up of inventory acquired in the acquisition of us by KKR and Bain.  For the twelve months ended December 31, 2006, we incurred $6.4 million of costs to write off the step up of inventory acquired in the acquisition of us by KKR and Bain.

(f)               We incurred charges of $2.5 million in the fourth quarter of 2004 to write down $1.9 million of inventory and $0.6 million of receivables acquired from MedSource. During our first quarter of 2005, we settled a $0.3 million MedSource receivable that had previously been written off, and, as a result, recorded a reduction of the original EBITDA adjustment.

(g)            In connection with our acquisition of MedSource, we implemented a plan to close certain MedSource facilities. We closed the Newton, Massachusetts facility in January 2005, sold the Norwell, Massachusetts facility in February 2005, and closed the Navojoa, Mexico facility in April 2005. We have added back operating losses, net of depreciation expense incurred by these facilities during the twelve months ended December 31, 2004, the period from January 1, 2005 to November 22, 2005 and the period from November 23, 2005 to December 31, 2005 of $2.0 million, $0.9 million and $0.1 million, respectively.

(h)            Our credit agreements require that we adjust EBITDA for all gains and losses from sales of our property, plant and equipment.

(i)                Prior to the Transaction, we incurred management fees to one of our equity sponsors, KRG Capital Partners, LLC of $0.5 million per year. Effective July 1, 2004, we began to incur an additional management fee to another equity sponsor, DLJ Merchant Banking of $0.4 million annually. In connection with the Transaction, such arrangements were terminated and we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, such amount to increase by 5% per year.  See Item 13-”Certain Relationships and Related Party Transactions.”

(j)                In connection with the MedSource acquisition on June 30, 2004, we repaid existing indebtedness and as a result incurred $3.3 million of prepayment penalties.  In connection with the Transaction on November 22, 2005, we repaid existing indebtedness and as a result incurred $29.9 million of prepayment penalties.

(k)          Our credit agreements provide for the adjustment of EBITDA for non operating currency transaction gains and losses.

(l)             During the twelve months ended December 31, 2006, we incurred costs relating to an acquisition that will not be consummated.

(m)       We have entered into interest rate swap and collar agreements to hedge our exposure to variable interest rates on our senior secured credit facility.  We record realized and unrealized gains and losses on the swap and collar.  Effective November 30, 2006, we documented the hedging relationship between our swap agreement and the underlying debt instrument.  From December 1, 2006 through the maturity date of the swap agreement, we expect future realized gains and losses on the swap agreement to be recorded as interest expense, and unrealized gains and losses to be recorded as adjustments to other comprehensive income (loss).

(n)         In connection with the Transaction, we incurred the following expenses during the periods indicated:

	Predecessor		Successor
	Twelve Months Ended December 31, 2004	Period From January 1 to November 22, 2005	Period From November 23 to December 31, 2005	Twelve Months Ended December 31, 2006
Investment banking and equity sponsor fees — included in Merger Costs	$—	$28,565	$—	$—
Mangement bonuses — included in Merger Costs	—	16,700	—	—
Payroll taxes — included in Merger Costs	—	1,298	—	—
Legal, accounting and other — included in Merger Costs	—	1,361	—	—
Legal and other — included in SG&A	—	574	—	—
In-process R&D charge — included in Merger Costs	—	—	8,000	—
	$—	$48,498	$8,000	$—

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2006 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility (1)	$569,675	$33,742	$66,587	$68,360	$400,986
Senior Subordinated Notes (1)	529,620	32,470	64,940	64,940	367,270
Capital leases	21	15	6	—	—
Operating leases	42,651	6,106	10,734	9,126	16,685
Purchase obligations (2)	16,043	16,043	—	—	—
Other long-term obligations(3)	39,205	268	2,868	15,148	20,921
Total	$1,197,215	$88,644	$145,135	$157,574	$805,862

(1)             Includes interest and principal payments.

(2)             Purchase obligations consist of commitments for materials, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)             Other long-term obligations include share based payment obligations of $16.9 million, environmental remediation obligations of $3.7 million, accrued compensation and pension benefits of $2.7 million, deferred income taxes of $15.3 million and other obligations of $0.6 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $1.1 million and $1.0 million at December 31, 2006 and 2005, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  In accordance with SFAS No. 142, goodwill and our other indefinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other indefinite life intangible assets to three operating segments. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge. We performed an interim impairment test on the goodwill assigned to our orthopaedics reporting unit during the third quarter of 2006 and we determined that no impairment exists.  We performed our annual impairment test on goodwill assigned to all of our reporting units during the fourth quarter of 2006 and determined that no impairment exists.  If the decline in orthopaedics net sales experienced during our fourth quarter of 2006 continues longer than we project, we may be required to record an impairment charge to goodwill assigned to that reporting unit.

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

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our worker’s compensation and employee health benefits programs.  With the assistance of third party worker’s compensation experts, we determine the accrual for worker’s compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic worker’s compensation or employee health benefit claims.  Our financial position or results of operations could be impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self insured workers compensation and employee health benefits at December 31, 2006 and December 31, 2005 were $3.1 million and $3.0 million, respectively.

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

Shared Based Payments.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method, which requires that we record stock compensation expense for all unvested and new awards as of the adoption date.  Accordingly, prior period amounts have not been restated.  Under the fair value provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected term of stock options, expected volatility of the underlying stock, and the number of stock-based awards expected to be forfeited due to future terminations.  In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals.  Differences between actual results and these estimates could have a material impact on our financial results.

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

Hedge Accounting.  We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our senior secured credit facility.  We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Our swap agreement will continue to qualify for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria.  We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”).  DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement.  To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective.  The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.  A material change in these assumptions could cause our hedge to be considered ineffective.  If our swap agreement is no longer treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”   SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. We adopted SFAS 123R on January 1, 2006.  We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.  For a discussion of the impact on our results of operations, financial position and cash flows, see Note 1 to our consolidated financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The provisions of FIN 48 are effective for our first annual period that begins after December 31, 2006.  We have assessed the impact of the adoption of FIN 48, and do not expect the adoption to materially impact our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The disclosure provisions of the statement are effective for our 2006 year end, and the accounting requirements are effective for our 2007 year end. We believe that the adoption of SFAS 158 will not have a material effect on our results of operations, cash flows or financial position.

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

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we have an outstanding balance at December 31, 2006 of $396.0 million with an interest rate of 7.37%.  We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates.  At December 31, 2006, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2006, we also have an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  At December 31, 2006, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor.  During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate some facilities in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of Independent Registered Public Accounting Firm are included beginning on page 68 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 17, 2006 the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Company.  The Company’s Audit Committee authorized the dismissal of PwC.  During the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and through August 17, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years.

On August 17, 2006, the Company’s Audit Committee appointed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, subject to acceptance of the appointment by Deloitte. Deloitte accepted the appointment on August 23, 2006.  During the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, and through August 23, 2006 (the date Deloitte was engaged), the Company did not consult with Deloitte regarding any of the matters or events described in Item 304(a)(2) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the fourth quarter of 2006, we completed the fourth manufacturing location implementation of Oracle.  The implementation of Oracle during the fourth quarter of 2006 modified our existing controls to conform to the Oracle ERP system.  Additionally, as a result of financial statement errors relating to hedge accounting which were discovered during the fourth quarter of 2006, the Company initiated changes to its derivative instrument accounting process which includes requirements for more detailed documentation and support for hedge effectiveness and requiring review and approval of hedge documentation on a quarterly basis.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending on and after December 31, 2007. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company’s overall control environment. We are currently in the process of documenting and evaluating these controls. As a result of this process, enhancements to the Company’s internal controls over financial reporting have been or are being implemented.  To date, we have not identified any material weaknesses in our internal control as defined by Auditing Standard No.2, published by the Public Company Accounting Oversight Board (United States).  However, since our evaluation is not yet complete, we can provide no assurance as to our conclusions as of December 31, 2007 with respect to the design and effectiveness of the Company’s internal controls over financial reporting as we complete our process.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers

Our executive officers and the directors, and their respective ages as of December 31, 2006, are as follows:

Name(1)	Age	Position
Kenneth W. Freeman	56	Executive Chairman and Director
Ron Sparks	52	President, Chief Executive Officer and Director
Stewart A. Fisher	45	Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director
Daniel B. DeSantis	50	Executive Vice President of Human Resources
Jeffrey M. Farina	50	Executive Vice President of Technology and Chief Technology Officer
Michael W. Michelson	55	Director
James C. Momtazee	34	Director
Steven Barnes	46	Director
Michael E. Marks	55	Director

Kenneth W. Freeman, a member of the Company’s Board, has been appointed Executive Chairman of the Company effective December 19, 2006.  Mr. Freeman has been a managing director of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) since May 2005 and has been Chairman and CEO of Masonite International Corporation, a company affiliated with KKR, since October 2005.  Prior to joining KKR, Mr. Freeman served as Chairman and CEO of Quest Diagnostics Incorporated and its predecessor company from 1995 through 2004.  Mr. Freeman retired from Quest Diagnostics in December 2004.  Previously he served in many financial and general management roles at Corning Incorporated for more than twenty years.  Currently Mr. Freeman is also a director of Alliance Imaging.  He has been a director since November 2005.

Ron Sparks served as our President, Chief Executive Officer and Director from September 15, 2003 until his retirement on December 31, 2006.  Prior to joining us, Mr. Sparks served from 1998 to 2003 as President of Smith & Nephew, Inc., Endoscopy Division, a subsidiary of Smith & Nephew plc, which is in the principal business of design, manufacture and sales of endoscopy medical devices to healthcare professionals. He served from 1995 to 1998 as President of the Wound Management Division, which is in the principal business of design, manufacture and sales of advanced wound care products to healthcare professionals. In addition, he was a member of the Group Executive Committee of Smith & Nephew plc, having been appointed in 1999.  Mr. Sparks is a graduate of the University of Massachusetts and INSEAD in Fountainebleau, France.

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

Michael W. Michelson has been a member of the limited liability company which serves as the general partner of

KKR since 1996. Prior thereto, he was a general partner of KKR. Mr. Michelson is also a director of Alliance Imaging, Jazz Pharmaceuticals, Inc. and HCA Inc. He has been a director since November 2005.

James C. Momtazee has been an executive of KKR beginning in 1996. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Alliance Imaging, Jazz Pharmaceuticals, Inc. and HCA Inc. He has been a director since November 2005.

Steven Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including Chief Executive Officer of Dade Behring, Inc., President of Executone Business Systems, Inc., and President of Holson Burnes Group, Inc. Mr. Barnes presently serves on several boards including Sigma Kalon, CRC Health and Unisource.  He has been a director since November 2005.

Michael E. Marks was a member of the limited liability company which serves as the general partner of KKR from January 1, 2006 until December 31, 2006.  Effective January 1, 2007, Mr. Marks became a Senior Advisor to KKR.  Prior to KKR, Mr. Marks served as Chief Executive Officer of Flextronics International from 1994 to 2005.  Mr. Marks is the Chairman of Flextronics International and is also a director of SanDisk Corp., Crocs, Inc., Schlumberger Limited, Avago Technologies and The V Foundation for Cancer Research.

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

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Our compensation philosophy and programs are designed to ensure that we attract and retain talented executives that will drive shareholder value.  We achieve this goal by offering a competitive comprehensive compensation strategy that links executive pay to the achievement of measurable corporate and individual performance objectives that we believe enhance and motivate our executives to excel.  Examples of such objectives involve growth in Revenue, EBITDA, Return on Capital Employed (“ROCE”) and the accomplishment of personal objectives that typically focus on more tactical areas like market penetration, new business, increased productivity, decreased costs, reductions in cycle time, fill rate and customer lot acceptance.  We manage this process through our performance management and incentive design strategies.

Broadly stated, the compensation program intends to reward the creation of shareholder value, financial and operations performance and individual expertise and experience.  We complete this through the use of several compensation elements.  We use a combination of direct compensation, such as salary, annual cash incentives, equity awards and select perquisites and indirect compensation in the form of retirement benefits.  We also provide executives with change in control and severance protection.

Our base salary administration process is used to compensate executives for their fair value in the market place, which is usually dependent on the role and individual expertise and experience.  We target our base salary for each role to be slightly below the market median.  Annual merit increases are based on a combination of accomplishments versus objectives (50%), completion of the normal duties of the role as defined in the job description (20%) and abiding by Accellent’s values (30%).

Accellent’s short term incentive program consists of our annual leadership bonus plan.  We use our annual leadership bonus plan, in combination with base pay, to provide the executive with a total cash compensation package that exceeds the market when all annual goals are met.  Eligibility in the annual leadership bonus plan is dependent on role within the organization as well as competitive market data.  All of our executive officers participate in the annual leadership bonus plan.  Rewards are determined via the accomplishment of annual goals and objectives.  The design of our annual incentive program utilizes a combination of financial target elements (Revenue, EBITDA & ROCE) and personal objectives as the basis for payment amounts.

Accellent’s long term incentive award program utilizes equity instruments to offer our executives a vehicle for wealth accumulation as well as provide Accellent with a strong retention instrument.  Equity based awards are intended to align the financial interest of our executives with long-term shareholder value creation.  Equity based awards are typically provided to executives upon hire or with an increase in responsibility.  Equity grants historically, have not been provided on an annual basis.

Accellent has limited perquisite benefits.  We provide our executives with access to a company paid comprehensive annual physical.  In 2006, select executives piloted a medical service which provides for 24/7 telephone based access to physicians, anywhere in the world.  In addition, we provide executives with a car allowance the amount of which is dependent on their role within the organization. We have provided reimbursement for country club related expenses for certain executives that use these clubs for business entertainment purposes.

Accellent provides retirement benefits to executives through a company wide 401k plan.  The plan has a 5 year vesting schedule and matches employee contributions at a rate of 50% of the first 6% of employee contributions.  The company’s retirement benefit is designed to provide a vehicle where the executive can use the tax deferred feature of a 401k to build a retirement fund.

In addition to annual direct and indirect compensation elements described above, the Company provides special compensation in certain situations.  When attracting talent to our organization, annual compensation packages for new executives is determined by the competitive market for the role, experience of the candidate and to some extent, geographical location.  As part of our executive recruiting process, we occasionally offer signing bonuses to offset compensation forfeited by the candidate when terminating employment with their prior employer.

We also provide several important security related benefits to our executives.  The Company believes executive officers should be protected and motivated in the event of a change in control of the Company.  The major component of the change in control protections for executives is reflected in the Company’s equity agreements and is in the form of an accelerated vesting schedule.  In addition, we also offer salary continuation protection commensurate with role in the organization and experience.

The Board of Directors of Accellent Holdings Corp. establishes compensation and benefit practices for the executives of the Company.  We benchmark our executive compensation process annually using the services of a third party consultant.  We review our stated peer companies and modify as appropriate.  We complete a proxy analysis to determine pay practices in our industry, and utilize third party survey data.

The following table sets forth information concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2006 and our other three most highly compensated executive officers who served as such during our most recently completed fiscal year. We refer to these individuals as our named executive officers. All compensation reported for our named executive officers, other than options to purchase securities of us, is the compensation they received in their capacities as executive officers of Accellent Corp. and Accellent Inc. Our named executive officers did not receive any additional compensation from us or our subsidiaries during the years shown.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(6)	Bonus ($)	Stock Awards ($)(7)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (#)	All Other Compensation ($)	Total ($)
Ron Sparks(1)	2006	420,272	—	—	—	—	—	25,014	445,286
President and Chief Executive	2005	408,875	6,680,000	2,589,620	6,660,833	405,324	—	—	16,744,652
Officer	2004	344,773	—	20,000	—	385,093	—	1,773	751,639

Stewart A. Fisher(2)	2006	350,380	—	—	—	—	—	6,600	356,980
Chief Financial Officer,	2005	333,333	5,010,000	2,491,280	4,198,913	313,611	—	6,300	12,353,437
Executive Vice President,	2004	314,090	—	—	—	298,018	—	6,150	618,258
Treasurer and Secretary

John Konsin (3)	2006	242,144	—	—	—	—	—	42,251	284,395
Executive Vice President and	2005	63,992	—	—	431,743	123,750	—	—	619,485
General Manager,	2004	—	—	—	—	—	—	—	—
Endoscopy Division

Jeffrey M. Farina(4)	2006	224,630	—	—	—	—	25,600	4,481	254,711
Executive Vice President of	2005	193,333	835,000	395,819	712,285	133,292	22,743	6,094	2,298,566
Technology and Chief Technology Officer	2004	185,000	—	—	18,310	148,092	1,105	9,172	361,679

Daniel DeSantis(5)	2006	212,534	—	—	—	—	—	5,094	217,628
Executive Vice President of Human	2005	128,846	380,000	360,170	1,303,875	91,140	—	6,800	2,270,831
Resources	2004	—	—	—	—	—	—	—	—

(1)

Mr. Sparks served as our President and Chief Executive Officer from September 15, 2003 until his retirement on December 31, 2006. The amount reported under the bonus column for 2005 represents a management bonus earned in connection with the change of control that occurred upon the consummation of the Merger.  The amount reported under the stock awards column for 2004 includes $20,000 for 200,000 fully vested shares of our Class B-2 Convertible Preferred Stock awarded to Mr. Sparks in May of 2004. The amount reported as all other compensation for 2006 represents the value of Mr. Spark’s perquisites and other personal benefits including executive medical benefits and the prepayment of country club dues which Mr. Sparks will repay to the Company following his retirement.  The amount reported as all other compensation for 2004 reflect employer contributions to a 401(k) plan.

(2)

Mr. Fisher serves as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary. The amount reported under the bonus column for 2005 represents a management bonus of $5,010,000 earned in connection with the change of control that occurred upon the consummation of the Merger.  All other amounts included in all other compensation reflect employer contributions to a 401(k) plan.

(3)

Mr. Konsin served as our Executive Vice President and General Manager of our Endoscopy Division from October 2005 until November 2006.  The amount reported as all other compensation for 2006 reflect severance payments.  Mr. Konsin will receive total severance equal to one year of salary, or approximately $272,000.

(4)

Mr. Farina serves as our Executive Vice President of Technology and Chief Technology Officer. The amounts reported under the bonus column for 2005 reflect a management bonus of $835,000 earned in connection with the change of control that occurred upon the consummation of the Merger.  The amounts reported as all other compensation include employer contributions to a 401(k) plan of $4,481, $6,094 and $5,550 in 2006, 2005 and 2004, respectively, and employer contributions to a deferred profit sharing plan of $9,172 in 2004.

(5)

Mr. DeSantis serves as our Executive Vice President of Human Resources.  The amounts included in the bonus column for 2005 include a management bonus of $300,000 earned in connection with the change of control that occurred upon the consummation of the Merger, a relocation bonus of $30,000 and a $50,000 bonus to compensate for benefits forfeited from his previous employer.  All amounts included in all other compensation reflect employer contributions to a 401(k) plan.

(6)	Salary amounts include auto allowances.

(7)

All shares of restricted stock granted during 2005 were valued at $16.39 per share as of the grant date, and were sold at a price of $23.32 in connection with the change of control that occurred upon consummation of the Merger.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2006 no options or other plan-based awards were granted to our named executive officers.

Outstanding Equity Awards

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2006. There were no exercises of stock options by the named executive officers during the year ended Decmeber 31, 2006.  All stock options in the table below were granted by Accellent Holdings Corp.  Our named executive officers do not hold any other form of equity based compensation as of December 31, 2006.

	Outstanding Equity Awards at December 31, 2006
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Ron Sparks	1,546,667	—	—	$1.25	1/31/08
	309,333	—	—	$5.00	3/1/07
Stewart A. Fisher	1,200,000	—	—	$1.25	9/15/13
	195,000	1,755,000	—	$5.00	11/22/15
Jeffrey M. Farina	168,164	—	—	$1.25	6/1/10
	20,182	—	—	$1.25	7/19/14
	16,480	148,322	—	$5.00	11/22/15
Daniel Desantis	219,777	—	—	$1.25	5/9/15
	19,230	173,074	—	$5.00	11/22/15

Pension Plan Table

We maintain a Supplemental Executive Retirement Pension Program (SERP) for one of our named executives. Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	18	$126,135	$—

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.72%.  Annual salary increases were projected at the rate of 3%.  Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55.  Termination prior to age 55 will result in forfeiture of the SERP benefit.

Director Compensation

Prior to the Transaction, we reimbursed our directors for out-of-pocket expenses related to attending board of directors meetings. Following the Transaction, Accellent Holdings Corp. non-employee directors are paid an annual retainer of $30,000 in cash, or phantom stock as described below, for their service as members of the board of directors and all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth W. Freeman	$2,500	$27,500	$—	$—	$—	$—	$30,000
Michael W. Michelson	$2,500	$27,500	$—	$—	$—	$—	$30,000
James C. Momtazee	$2,500	$27,500	$—	$—	$—	$—	$30,000
Steven Barnes	$2,500	$27,500	$—	$—	$—	$—	$30,000
Michael E. Marks	$—	$—	$—	$—	$—	$—	$—

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries. We have also entered into separation agreements with former executive officers. The terms of these employment agreements and separation agreements are set forth below. Accellent Corp. has an employment agreement with Daniel B. DeSantis and Jeffrey M. Farina.

On September 15, 2003, we entered into an employment agreement with Ron Sparks to serve as our President and Chief Executive Officer. Mr. Sparks retired effective December 31, 2006.  No additional compensation was paid to Mr. Sparks in connection with his retirement on December 31, 2006.   On February 28, 2007, Accellent Holdings Corp. and Mr. Sparks agreed to defer the exercise of Mr. Sparks’ 1,546,667 fully vested options to January 2008. Upon Mr. Sparks exercise of these vested stock options, the Company will be required to fund the statutory withholding taxes applicable to the exercise in accordance with the terms of the Management Stockholder’s Agreement.

In April 2005, we entered into an employment agreement with Daniel B. DeSantis to serve as our Executive Vice President, Human Resources.  Under the agreement, Mr. DeSantis is entitled to an annual salary of $200,000, subject to subsequent annual adjustment. In addition, we granted Mr. DeSantis an option to purchase 75,000 shares of our common stock, which option vests over a five-year term and had an exercise price of $8.18 per share. In addition, Mr. DeSantis is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), prorated from date of hire and based upon Mr. DeSantis reaching individual and Company-related performance milestones.  Mr. DeSantis may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performance.  Mr. DeSantis is eligible to participate in all bonus and benefit programs, including future stock options and receive a car allowance. The employment agreement provided Mr. DeSantis with reimbursement of reasonable and necessary relocation expenses, a relocation bonus of $30,000 and a bonus of $50,000 to reimburse him for benefits forfeited from his previous employer. If Mr. DeSantis is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. DeSantis of a release, we shall continue to pay Mr. DeSantis his base salary then in effect and we shall continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. Under those circumstances, he is also entitled to receive 50% of his target annual bonus as a one time payment. If Mr. DeSantis is terminated by death or disability, then the Company shall pay to the estate of Mr. DeSantis or Mr. DeSantis, as the case may be, the compensation that would otherwise be payable to Mr. DeSantis up to the end of the month in which the termination of his employment because of death or disability occurs, along with his Accrued Benefits, and a pro rata portion (based on the number of days elapsed in the fiscal year in which such termination occurs, as of the date Mr. DeSantis died or went out on disability) of the Annual Incentive Bonus at target, payable in lump sum within thirty days thereafter.  If Mr. DeSantis is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.  The agreement has change of control provisions which provide Mr. DeSantis with the same change of control protection and benefits, if any, as may be provided to all other Executive Vice Presidents.  The agreement also incorporates non-disclosure, non-solicitation, non-competition and invention assignment provisions. Mr. DeSantis’ employment agreement expires in April 2008, and will automatically renew for additional three year terms until terminated by either party.  Due to the change of control which occurred upon the consummation of the Transaction, all stock options previously granted to Mr. DeSantis became immediately exercisable.  Also in connection with the Transaction, Mr. DeSantis exchanged 54,450 shares of his fully vested stock options in Accellent Inc. for 219,777 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. DeSantis was granted an additional 192,305 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

In December 2005, we entered into an employment agreement with Jeffrey M. Farina to serve as our Executive Vice President of Technology and Chief Technology Officer.  Under the agreement, Mr. Farina is entitled to an annual salary of $215,000, subject to subsequent annual adjustment. In addition, Mr. Farina is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Farina reaching individual and Company-related performance milestones.  Mr. Farina may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performance. If Mr. Farina is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Farina of a release, we shall continue to pay Mr. Farina his base salary then in effect and we shall continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. If Mr. Farina is terminated by death or disability, then the Company shall pay to the estate of Mr. Farina or Mr. Farina, as the case may be, the compensation that would otherwise be payable to Mr. Farina up to the end of the month in which the termination of his employment because of death or disability occurs. If Mr. Farina is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.  The agreement also incorporates non-disclosure, non-solicitation, non-competition and invention assignment provisions. Mr. Farina’s employment agreement expires in December 2008.  Due to the change of control which occurred upon the consummation of the Transaction, all stock options previously granted to Mr. Farina became immediately exercisable.  Also in connection with the Transaction, Mr. Farina exchanged 34,892 of his fully vested stock options in Accellent Inc. for 188,346 fully vested stock options of equal value in Accellent Holdings Corp. with an exercise price of $1.25 per share.  On November 22, 2005, Mr. Farina was granted an additional 164,802 shares of stock options in Accellent Holdings Corp. with an exercise price of $5.00 per share.

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

Excise Tax Protection Agreement

Following the completion of the Transaction, Accellent Holdings Corp. entered into agreements with members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering.

Compensation Committee Interlocks And Insider Participation

Our entire board of directors performs the functions of a compensation committee. For a description of transactions between us and the members of our board of directors, see Item 13, “Certain Relationships and Related Transactions” herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Accellent Acquisition Corp. owns 100% of the capital stock of Accellent Inc., and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 1, 2007 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock(1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC(2)	91,650,000	71.5%
Bain Capital(3)	30,550,000	23.8%
Ron Sparks(4)	1,856,000	1.4%
Stewart A. Fisher(5)	1,395,000	1.1%
Jeffrey M. Farina(6)	204,826	*
Daniel B. DeSantis (7)	239,008	*
Michael W. Michelson(2)	91,650,000	71.5%
Kenneth W. Freeman(2)	91,650,000	71.5%
James C. Momtazee(2)	91,650,000	71.5%
Michael E. Marks	—	*
Steven Barnes(3)	30,550,000	23.8%
Directors and executive officers as a group (9 persons)(8)	125,894,834	98.2%

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

(2)             Shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock owned of record by KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR Financial Corp. through their investment vehicle, Accellent Holdings LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Michael Calbert, Scott Nuttall and Reinhard Gorenflos as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Michelson is a member of, and Messrs. Freeman and Momtazee are executives of, KKR and each is a director of Accellent Holdings Corp. and Accellent Inc. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

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

(4)             Consists of 1,856,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(5)             Consists of 1,395,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(6)             Consists of 204,826 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)             Consists of 239,008 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(8)             Includes 3,694,834 shares of common stock underlying outstanding stock options that are exercisable with 60 days.

Item 13.  Certain Relationships and Related Party Transactions

Management Services Agreement with KKR

In connection with the Transaction, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transaction and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.  We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence.  During the twelve months ended December 31, 2006, the Company incurred KKR management fees and related expenses of $1.0 million.  As of December 31, 2006, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet.  In addition Capstone Consulting (“Capstone”), provides integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in Capstone, KKR has provided financing to Capstone.  For the twelve months ended December 31, 2006, the Company incurred $1.9 million of integration consulting fees for the services of Capstone.  As of December 31, 2006, the Company owed Capstone $0.5 million for unpaid consulting fees which are included in current accrued expenses on the consolidated balance sheet.

Registration Rights Agreement

In connection with the Transaction, we entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain Capital (each a “Sponsor Entity” and together the “Sponsor Entities”) pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

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

Management Stockholder’s Agreement

In connection with retaining the Rollover Options, the grant of options under the new option plan and, in certain cases, the purchase of shares of common stock of Accellent Holdings Corp., certain of our members of management entered into a management stockholder’s agreement with us. The management stockholder’s agreement generally restricts the ability of the management stockholders to transfer shares held by them for five years after the closing of the Transaction.

If a management stockholder’s employment is terminated prior to the fifth anniversary of the closing of the Transaction, we have the right to purchase the shares and options held by such person on terms specified in the management stockholder’s agreement. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder’s death, the estate of such stockholder has the right to force us to purchase his shares and options, on terms specified in the management stockholder’s agreement. In addition, if, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by us without cause (as defined in the management stockholder’s agreement) or by the management stockholder for good reason (as defined in the management stockholder’s agreement), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the remaining tax liability (above the minimum required withholding tax liability) incurred upon exercise of such options. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by the management stockholder without good reason, such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only if the amount of applicable withholding taxes which we are required to withhold in respect of income recognized as a consequence of the exercise of such options (the “Statutory Withholding”) is less than the actual tax liability that would have been incurred on the original value of the Rollover Options (the “Original Liability Amount”) and then we are only required to purchase that number of shares equal to the difference between the Original Liability Amount and the Statutory Withholding. If, prior to a public offering of Accellent Holdings Corp.’s common stock, a management stockholder receives a notice from the Internal Revenue Service that taxes are due and payable in connection with his or her Rollover Options (other than in connection with the exercise or lapse of restrictions thereof) (the “Rollover Tax Liability”), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the Rollover Tax Liability.

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

Predecessor Equity Sponsor Agreements

All of our agreements with our prior equity sponsors, which include a securities purchase agreement, registration rights agreement, shareholders’ agreement, anti-dilution agreement, management agreement and subscription agreement, with certain entities affiliated with KRG/CMS L.P. and DLJ Merchant Banking Partners III, L.P., have been terminated in connection with the Transaction.

Item 14.  Principal Accountant Fees and Services

PricewaterhouseCoopers LLP served as our Independent Registered Public Accounting Firm during 2005.   On August 17, 2006 the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Company.  Also on August 17, 2006, the Company’s Audit Committee appointed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, subject to acceptance of the appointment by Deloitte. Deloitte accepted the appointment on August 23, 2006.  Deloitte served as our Independent Registered Public Accounting firm for the fiscal year ended December 31, 2006.  For such fiscal years we paid fees for services from PricewaterhouseCoopers and Deloitte as discussed below.

Audit Fees.  The aggregate audit fees for professional services rendered by Deloitte for the fiscal year ended December 31, 2006 were $774,000, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.  The aggregate audit fess for professional services rendered by PricewaterhouseCoopers for the fiscal year ended December 31, 2005 were $1,294,500 and included $778,500 for the audit of our annual financial statements and the review of our quarterly financial statements and $516,000 for services performed in connection with the preparation of our offering circular and filing of the related registration statement on Form S-4, including amendments.  The aggregate audit fees for professional services rendered by PricewaterhouseCoopers for the fiscal year ended December 31, 2006 were $144,100 and included $90,600 for the review of our quarterly financial statements and $53,500 to support the transition of audit responsibilities to Deloitte.

Audit Related Fees:  The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $186,650 for the fiscal year ended December 31, 2006.  The services included $181,750 for due diligence performed in connection with an acquisition which was not consummated and $3,700 for statutory audit services performed for our Mexican subsidiary.  The aggregate fees for services rendered by PricewaterhouseCoopers for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $228,734 and $30,200 for the fiscal years ended December 31, 2005 and 2006, respectively.  The audit related services in 2005 were for due diligence services performed in connection with our acquisitions of Campbell and MTG, as well as assistance in responding to due diligence requests in connection with the Merger.  The audit related services in 2006 were for due diligence services performed in connection with an acquisition which was not consummated.

Tax Fees:  The aggregate fees billed for services rendered by PricewaterhouseCoopers for tax compliance, tax advice and tax planning were approximately $15,885 for the fiscal year ended December 31, 2005, and relate to an Internal Revenue Code section 280G study done in connection with the Merger.

All Other Fees. The aggregate fees billed for services rendered by Deloitte for all other fees was $888,686 for the year ended December 31, 2005, and relate to assistance provided in connection with the Transaction.  The aggregate fees billed for services rendered by PricewaterhouseCoopers for all other fees was $1,500 per year for the year ended December 31, 2005 and December 31, 2006, and relate to fees charged for an accounting research tool.

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

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)                                  Documents filed as part of this report:

1.   Consolidated Financial Statements (See Item 8)

Statement

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheet As of December 31, 2005 and 2006

Consolidated Statements of Operations for the Predecessor Periods ended December 31, 2004 and November 22, 2005, and the Successor Periods Ended December 31, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for the Predecessor Periods Ended December 31, 2004, and November 22, 2005

Consolidated Statements of Stockholder’s Equity for the Successor Period Ended December 31, 2005 and 2006

Consolidated Statements of Cash Flows for the Predecessor Periods Ended December 31, 2004 and November 22, 2005, and the Successor Periods Ended December 31, 2005 and 2006

Notes to Consolidated Financial Statements

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

10.26	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).
10.27*	Accellent Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Registration Statement on Form S-4, filed on February 14, 2006).
10.28	Employment Agreement, dated April 13, 2005, between Medical Device Manufacturing, Inc. and Daniel B. DeSantis
10.29	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

Accellent Inc.

March 13, 2007	By:	/s/ STEWART A. FISHER
Stewart A. Fisher Chief Financial Officer, Executive Vice President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH W. FREEMAN	Executive Chairman and Director	March 13, 2007
Kenneth W. Freeman

/s/ STEWART A. FISHER	Chief Financial Officer, Executive Vice	March 13, 2007
Stewart A. Fisher	President, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL W. MICHELSON	Director	March 13, 2007
Michael W. Michelson

/s/ JAMES C. MOMTAZEE	Director	March 13, 2007
James C. Momtazee

/s/ STEVEN BARNES	Director	March 13, 2007
Steven Barnes

/s/ MICHAEL E. MARKS	Director	March 13, 2007
Michael E. Marks

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

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Accellent Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Accellent Inc. and its subsidiaries (“predecessor”) for the period January 1, 2005 to November 22, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2005 to November 22, 2005 and for the year ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Accellent Inc.:

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheet of Accellent Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2006.  Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2006.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2006.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 13, 2007

ACCELLENT INC.

Consolidated Balance Sheets

As of December 31, 2005 and 2006

(In thousands)

	2005	2006
Assets
Current assets:
Cash and cash equivalents	$8,669	$2,746
Receivables, net of allowance for doubtful accounts and return reserves of $1,497 for 2005 and $1,913 for 2006	54,916	49,994
Inventories	66,467	57,962
Prepaid expenses and other	3,877	4,169
Total current assets	133,929	114,871
Property, plant and equipment, net	116,587	128,573
Goodwill	855,345	847,213
Other intangible assets, net	276,109	258,904
Deferred financing costs and other assets, net	26,478	24,033
Total assets	$1,408,448	$1,373,594
Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,018	$4,014
Accounts payable	21,289	20,338
Accrued payroll and benefits	12,982	7,022
Accrued interest	6,110	5,171
Accrued income taxes	4,634	2,601
Accrued expenses, other	15,424	12,468
Total current liabilities	64,457	51,614
Note payable and long-term debt	697,074	696,515
Other long-term liabilities	28,117	39,205
Total liabilities	789,648	787,334
Commitments and contingencies (Note 16)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at December 31, 2005 and 2006	—	—
Additional paid in capital	641,948	624,058
Accumulated other comprehensive (loss) income	(646)	3,263
Accumulated (deficit)	(22,502)	(41,061)
Total stockholder’s equity	618,800	586,260
Total liabilities and stockholder’s equity	$1,408,448	$1,373,594

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Operations

(In thousands)

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,
	2004	2005	2005	2006
Net sales	$320,169	$411,734	$49,412	$474,134
Cost of sales (exclusive of amortization)	234,396	283,029	44,533	337,043
Gross profit	85,773	128,705	4,879	137,091
Selling, general and administrative expenses	45,912	71,520	7,298	58,458
Research and development expenses	2,668	2,655	352	3,607
Restructuring and other charges	3,600	4,154	311	5,008
Merger related costs	—	47,925	8,000	—
Amortization of intangible assets	5,539	5,730	1,839	17,205
Income (loss) from operations	28,054	(3,279)	(12,921)	52,813
Other income (expense):
Interest expense, net	(26,879)	(43,233)	(9,301)	(65,338)
Other income (expense), including debt prepayment penalty of $3,295 in 2004 and $29,914 for the period ended November 22, 2005	(3,312)	(29,985)	198	(727)
Total other expense	(30,191)	(73,218)	(9,103)	(66,065)
Loss before income taxes	(2,137)	(76,497)	(22,024)	(13,252)
Income tax expense	3,483	5,816	478	5,307
Net loss	(5,620)	(82,313)	(22,502)	(18,559)
Dividends on redeemable and convertible preferred stock	(8,201)	—	—	—
Net loss available to common stockholder	$(13,821)	$(82,313)	$(22,502)	$(18,559)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholders’ Equity — Predecessor
For the predecessor periods from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004
(In thousands, except share data)

						Accumulated other comprehensive income (loss)
	Convertible				Additional	Cumulative	Minimum	Gain (loss) on		Total
	Preferred Stock		Common Stock		paid in	translation	pension	hedging	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	adjustment	liability	activities	(deficit)	equity
Balance, January 1, 2004	7,218,582	$72	429,578	$4	$125,467	$1,583	$(259)	—	$(70,054)	$56,813
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(5,620)	(5,620)
Cumulative translation adjustment	—	—	—	—	—	571	—	—	—	571
Minimum pension liability	—	—	—	—	—	—	(179)	—	—	(179)
Total comprehensive loss										(5,228)
Stock issued in connection with acquisitions	1,767,548	18	—	—	25,793	—	—	—	—	25,811
Proceeds from sale of Class A-8 5% Convertible Preferred Stock	7,568,980	76	—	—	87,972	—	—	—	—	88,048
Compensation expense associated with phantom stock plans	—	—	—	—	141	—	—	—	—	141
Amortization of stock based compensation	—	—	—	—	170	—	—	—	—	170
Dividends on preferred stock	—	—	—	—	(28,294)	—	—	—	—	(28,294)
Balance, December 31, 2004	16,555,110	166	429,578	4	211,249	2,154	(438)	—	(75,674)	137,461
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(82,313)	(82,313)
Cumulative translation adjustment	—	—	—	—	—	(1,004)	—	—	—	(1,004)
Minimum pension liability	—	—	—	—	—	—	(91)	—	—	(91)
Total comprehensive loss										(83,408)
Stock issued in connection with acquisitions	836,365	8	—	—	19,796	—	—	—	—	19,804
Exercise of employee stock options	—	—	21,315	1	202	—	—	—	—	203
Compensation expense associated with phantom stock plans	—	—	—	—	33	—	—	—	—	33
Amortization of stock based compensation	—	—	—	—	13,840	—	—	—	—	13,840
Balance, November 22, 2005	17,391,475	$174	450,893	$5	$245,120	$1,150	$(529)	$—	$(157,987)	$87,933

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholder’s Equity — Successor
For the successor period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006
(In thousands, except share data)

				Accumulated other comprehensive income (loss)
			Additional	Cumulative	Minimum	Gain (loss) on		Total
	Common Stock		paid in	translation	pension	hedging	Accumulated	Stockholders’
	Shares	Amount	capital	adjustment	liability	activities	(deficit)	equity
Balance, November 23, 2005	—	$—	$—	$—	$—	$—	$—	$—
Investment by Parent	1,000	—	641,948					641,948
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,502)	(22,502)
Cumulative translation adjustment	—	—	—	33	—	—	—	33
Net loss on hedging instruments	—	—	—	—	—	(668)	—	(668)
Minimum pension liability	—	—	—	—	(11)	—	—	(11)
Total comprehensive loss						—	—	(23,148)
Balance, December 31, 2005	1,000	—	641,948	33	(11)	(668)	(22,502)	618,800
Reclass stock options to liability upon adoption of SFAS 123R	—	—	(19,595)	—	—	—	—	(19,595)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,559)	(18,559)
Cumulative translation adjustment	—	—	—	1,656	—	—	—	1,656
Net gain on hedging instruments	—	—	—	—	—	2,242	—	2,242
Minimum pension liability	—	—	—	—	11	—	—	11
Total comprehensive loss								(14,650)
Repurchase of parent company common stock	—	—	(158)	—	—	—	—	(158)
Exercise of employee stock options	—	—	177	—	—	—	—	177
Amortization of stock-based compensation	—	—	1,686	—	—	—	—	1,686
Balance, December 31, 2006	1,000	$—	$624,058	$1,689	$—	$1,574	$(41,061)	$586,260

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows

(In thousands)

	Predecessor		Successor
	Year Ended December31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,
	2004	2005	2005	2006
Cash flows from operating activities:
Net loss	$(5,620)	$(82,313)	$(22,502)	$(18,559)
Adjustments to reconcile net loss to net cash flows from operating activities—
Depreciation and amortization of intangibles	16,152	20,047	3,057	34,173
Amortization of debt discounts and non-cash interest accrued	7,557	16,748	425	3,888
Restructuring and other charges	148	(3,739)	(5)	(276)
Write down of inventories to net realizable value	2,434	2,429	291	2,434
Write down of inventory step-up recorded for acquisitions	3,397	522	10,352	6,422
Non-cash charge for in-process research and development	—	—	8,000	—
Unrealized loss on derivative instruments	—	—	—	479
Loss (gain) on disposal of property and equipment	(74)	328	(109)	186
Deferred income taxes	1,514	1,847	280	3,056
Non-cash compensation charge	266	16,676	—	1,138
Changes in operating assets and liabilities excluding effects of acquisitions—
Receivables	(2,911)	(5,793)	1,846	5,280
Inventories	(7,232)	(4,554)	888	95
Prepaid expenses and other	(422)	114	(408)	(344)
Accounts payable and accrued expenses	7,022	72,417	(84,076)	(9,082)
Settlement of stock-based liability award	—	—	—	(2,057)
Net cash provided by (used in) operating activities	22,231	34,729	(81,961)	26,833
Cash flows from investing activities:
Capital expenditures	(13,900)	(22,896)	(6,265)	(30,744)
Proceeds from sale of equipment	1,413	96	187	376
Acquisitions, net of cash acquired	(214,982)	(51,618)	(54)	(115)
Acquisition of Accellent Inc.	—	—	(796,720)	—
Other non-current assets	93	—	—	199
Net cash used in investing activities	(227,376)	(74,418)	(802,852)	(30,284)
Cash flows from financing activities:
Indebtedness—
Proceeds from long-term debt	372,000	42,000	700,948	36,000
Principal payments on long-term debt	(185,039)	(3,190)	(408,594)	(37,067)
Repurchase of redeemable and convertible preferred stock	(12,583)	(30)	—	—
Dividends paid on redeemable and convertible preferred stock	(28,294)	—	—	—
Repurchase of parent company common stock	—	—	—	(158)
Deferred financing fees	(17,061)	(951)	(24,012)	(1,417)
Capital contribution from parent	—	—	611,000	—
Proceeds from exercise of stock options	—	203	—	—
Proceeds from sale of redeemable and convertible preferred stock	88,048	—	—	—
Net cash provided by (used in) financing activities	217,071	38,032	879,342	(2,642)
Effect of exchange rate changes in cash	104	(214)	7	170
Net increase (decrease) in cash and cash equivalents	12,030	(1,871)	(5,464)	(5,923)
Cash and cash equivalents, beginning of period	3,974	16,004	14,133	8,669
Cash and cash equivalents, end of period	$16,004	$14,133	$8,669	$2,746

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,
	2004	2005	2005	2006
Supplemental disclosure:
Cash paid for interest	$9,546	$29,927	$9,899	$62,649
Cash paid for income taxes	1,136	1,970	202	4,400
Supplemental disclosure of investing activities:
Cash paid for businesses acquired:
Working capital net of cash acquired of $14,304, $2,032, $0 and $0 respectively	$7,482	$3,817	$—	$—
Property, plant and equipment	44,392	12,098	—	—
Goodwill, intangible and other assets	188,142	35,561	—	—
Long-term liabilities	(34,717)	(1,820)	—	—
Change in accrued expenses for acquisitions related to earn out and expense payments	9,683	1,962	54	115
	$214,982	$51,618	$54	$115
Non-cash exchange of equity instruments in acquisition of Accellent Inc.	—	—	30,948	—
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with acquisitions	$25,811	$19,804	$—	$—
Leasehold improvements financed through long-term operating lease	—	392	—	—
Property, plant and equipment purchases included in accounts payable	1,643	3,105	3,087	1,164

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

Accellent Inc. was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Bain Capital (“Bain”).  The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the “Merger”).  The Merger and the consideration raised through debt and equity transactions are collectively referred to as the “Transaction.”

The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Transaction.

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the Transaction date.

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

Concurrent with the acquisition of MedSource Technologies, Inc. (“MedSource”) on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and are treated as one reportable segment.

Major Customers and Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.  A significant portion of the Company’s customer base is comprised of companies within the medical industry.  The Company does not require collateral from its customers.  For the twelve months ended December 31, 2006, 2005 and 2004, the Company’s ten largest customers in the aggregate accounted for 59%, 62% and 55% of consolidated net sales, respectively.  Three customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2006 and 2005.  Two customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2004.  Actual percentages for the three year period ended December 31, 2006 from all greater than 10% customers were as follows:

	Twelve Months Ended December 31,
	2004	2005	2006
Customer A	14%	20%	18%
Customer B	20%	16%	11%
Customer C		12%	14%

Foreign Currency Translation

The Company has established manufacturing subsidiaries in Europe and Mexico.  The functional currency of each of these subsidiaries is the respective local currency.  Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates.  Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity.  Transaction gains and losses are included in other income (expense), net.  Currency transaction gains and losses included in operating results for the Successor periods ended December 31, 2006 and 2005, and the Predecessor periods ended November 22, 2005 and December 31, 2004 were not significant.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead.  Scrap resulting from the manufacturing process is valued in inventory at the estimated price which will be received from the refinery.  Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.

Property, Plant and Equipment

Property, plant and equipment consist of (in thousands):

	December 31,
	2005	2006
Land	$3,159	$3,431
Buildings and improvements	21,169	24,034
Machinery and equipment	82,292	111,332
Construction in progress	11,186	7,952
	117,806	146,749
Less—Accumulated depreciation	(1,219)	(18,176)
Property, plant and equipment, net	$116,587	$128,573

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures which significantly increase value or extend useful lives are capitalized and replaced properties are retired. Depreciation is calculated by the use of straight-line method over the estimated useful lives of depreciable assets.  Amortization of leasehold improvements is calculated by use of the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the equipment. Useful lives of depreciable assets, by class, are as follows:

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

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings.  Capitalized interest in connection with constructing property and equipment was not significant.  Depreciation expense was $17.0 million, $1.2 million, $14.3 million, and $10.6 million for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of acquired businesses.  The Company assigns acquired goodwill amongst its three reporting units.  Goodwill for each of the reporting units is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value of each reporting unit is determined based on the discounted projected cash flows of the reporting unit.  If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, additional impairment tests are performed to quantify the impairment, if any.  The amount of the impairment is based on the implied fair value of goodwill.  To determine the implied fair value of goodwill, the Company allocates the fair value of the reporting unit to all of its assets and liabilities.  This allocation utilizes cash flow estimates and discount rates that reflect the risks associated with achieving future cash flows in order to determine the fair values of each asset and liability.  The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities equals the implied fair value of goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded.  The Company has elected October 31st as the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur.  The Company did not incur an impairment of goodwill during the year ended December 31, 2006, the Successor period from November 23, 2005 to December 31, 2005 or the Predecessor period from January 1, 2005 to November 22, 2005.

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

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Cost of sales related amortization	$3,461	$3,406	$212	$2,024
Selling, general and administrative related amortization	2,078	2,324	1,627	15,181
Total amortization reported	$5,539	$5,730	$1,839	$17,205

Research and Development Costs

Research and development costs are expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value.  The Company does not use derivative instruments for trading or speculative purposes.  Changes in the fair value of derivative instruments for which the Company has not met the accounting requirements to achieve hedge accounting and the ineffective portion of designated hedges are recorded in earnings as other income (expense).  During the year ended December 31, 2006, the Company recorded a net gain of $78,887 on derivative instruments, which includes a realized gain of $558,145 and an unrealized loss of $479,258.

Cash flow hedge designation is given to derivatives that hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The aggregate gain (loss) on hedging activities reported in other comprehensive loss at December 31, 2005 and 2006 was $(0.7) million and $1.6 million, respectively.  No tax effect has been recorded for the gain (loss) on hedging activities due to the operating losses incurred by the Company and the full valuation reserve recorded by the Company on its deferred tax assets.

The Company had no derivative instruments in place as of December 31, 2004.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method in accounting for deferred taxes.  If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

Other Assets

The cost of obtaining financing has been deferred and is being amortized on a straight-line basis over the life of the associated obligations.  Additionally, the Company capitalizes and defers direct and incremental costs associated with proposed business combinations, primarily consisting of fees paid to outside legal counsel and accounting advisors and other third parties, related to due diligence performed on the target companies.  Upon the successful closure of an acquisition, the Company includes capitalized costs as part of the overall purchase price.  Deferred acquisition costs where the Company has determined that it is unlikely that the business combination will be completed are written off when such determination is made.  There were no such costs on the Company’s consolidated balance sheets at December 31, 2006 and 2005.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004). “Share Based Payment,” (“SFAS 123R”), using the modified prospective transition method.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model.  Upon adoption of SFAS 123R, the Company elected to use the graded attribution method to attribute costs over the requisite service period for awards with time vesting conditions and awards with performance conditions.  The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R provided in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to tax effects of employee stock-based compensation, and to determine the subsequent impact of these tax effects on the APIC pool and consolidated statement of cash flows upon adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company applied APB No. 25 in accounting for its stock option and award plans.  Accordingly, compensation expense was recorded only for certain stock options granted at exercise prices that were below the intrinsic value of the underlying common stock on the grant date and the granting of restricted stock.

Revenue Recognition

The Company records revenue in compliance with SAB 104, “Revenue Recognition,” which requires that the following criteria are met prior to revenue recognition: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  The Company records revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service.  Revenue for product sold on consignment is recognized when the customer uses the product.

Amounts billed for shipping and handling fees are classified as sales in the consolidated statement of operations.  Costs incurred for shipping and handling are classified as cost of sales.

The Company provides a reserve for estimated future returns against revenue in the period revenue is recorded.  The estimate of future returns is based on such factors as known pending returns and historical return data.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 96-1 (“SOP 96-1”), “Environmental Remediation Liabilities.”  In accordance with SOP 96-1, expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred.  Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated.  The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies.  The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

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

•                  The Company records inventory at the lower of cost or net realizable value, which requires an analysis of future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero.

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

New Accounting Standards

The Company adopted SFAS 123R on January 1, 2006.  The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recording share-based compensation.  The adoption of SFAS 123R resulted in incremental non-cash stock-based compensation charges of $1.1 million for the year ended December 31, 2006.  Additionally, certain stock options were determined to be a liability resulting in a reclassification of $19.6 million from stockholder’s equity to other long-term liabilities.  For a further discussion of the Company’s stock-based compensation, see Note 8.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The provisions of FIN 48 are effective for our first annual period that begins after December 31, 2006.  The Company has assessed the impact of the adoption of FIN 48, and does not expect the adoption to materially impact its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and the Company will adopt the statement at that time.   The Company believes that the initial adoption of SFAS 157 will not have a material effect on its results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The disclosure provisions of the statement are effective for the Company’s 2006 year end, and the accounting requirements are effective for the Company’s 2007 year end. The Company believes that the adoption of SFAS 158 will not have a material effect on our results of operations, cash flows or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin is effective at fiscal year end 2007. The Company believes the implementation of this bulletin will have no effect on its results of operations, cash flows or financial position.

2.            Acquisitions

Acquisition of Accellent Inc. by affiliates of KKR and Bain

As discussed in Note 1, the Merger was completed on November 22, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facility, the issuance of senior subordinated notes due 2013 and equity contributions from affiliates of KKR and Bain as well as equity contributions from management.  See Note 6 for a discussion of the Company’s indebtedness.

The purchase price consideration paid to former shareholders was $827.6 million, including $796.7 million of cash consideration and $30.9 million of management equity in the form of fully vested stock options and preferred stock of the Company converted into fully vested stock options or common stock of Accellent Holdings Corp.   The sources and uses of funds in connection with the acquisition are summarized below (in thousands):

Sources:
Secured credit facility	$400,000
Senior subordinated notes due 2013, net of discounts	300,948
Cash on hand	12,296
Accrued transaction costs	2,615
Equity contribution — cash	611,000
Equity contribution — non-cash	30,948
$1,357,807
Uses:
Payment consideration to stockholders	$796,720
Repay existing indebtedness	415,699
Converted share and option consideration	30,948
Transaction costs, including debt prepayment penalty of $29.9 million	114,440
$1,357,807

Transaction costs of $2.6 million were accrued and included in current liabilities as accrued expenses other on the consolidated balance sheet at December 31, 2005.  These accrued amounts were paid during the year ended December 31, 2006.

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

Property and equipment	$111,563
Goodwill	847,213
Other intangible assets	277,948
Other assets	1,377
In-process research and development	8,000
Debt assumed	(408,682)
Deferred income taxes	(12,009)
Other long - term liabilities	(7,144)
Net current assets	9,402
Total purchase price	$827,668
Non-cash equity contribution	(30,948)
Payment consideration to stockholders	$796,720

The amounts allocated to intangible assets for the Transaction by intangible asset class, and the respective weighted average amortization period is as follows:

	Amount	Weighted average useful life
	(in thousands)	(in years)
Customer base	$227,748	15.0
Developed technology	17,200	8.5
	$244,948	14.2

The Company allocated $33.0 million to the Accellent trade name and trademark. The Company invests significant resources to develop the Accellent trademark and trade name. All operating units of the business extensively use the trademark and trade name.  The Company has initiated external programs to build its brand name through the Accellent Advantage program which builds brand awareness of the Company’s capabilities with senior management of the target customer base. The Company has also launched advertising programs in trade publications under its new brand name, and opened the initial Accellent Idea Center, which provides design and engineering services to the target customer base. The legal registration of the Accellent trademark is complete in the United States, Canada and the European Union, and underway in China.  The Company intends to maintain the legal rights to our trademark indefinitely.  The Company has applied an indefinite life to the Accellent trademark and trade name based on its intent to use this intangible asset indefinitely. Therefore, in accordance with SFAS 142, the Accellent trademark and trade name intangible asset are not amortized until its useful life is no longer indefinite. The trademark and trade name intangible are tested for impairment annually, along with goodwill, or more frequently, if events or changes in circumstances suggest that the asset might be impaired.

Approximately $76.4 million of the total $847.2 million allocated to goodwill will be amortizable and deductible for tax purposes.  For tax purposes, the Merger was treated as a stock acquisition.  As a result, assets and liabilities were not adjusted to fair value.  The tax goodwill of $76.4 million consists of tax basis goodwill that existed prior to the Merger, and has been carried over to the Successor Periods.

The Company allocated $8.0 million of the purchase price in the Transaction to in-process research and development (“IPR&D”) projects that have not yet reached technological feasibility and have no future alternative use.  The amount allocated to IPR&D has been recorded as a merger cost in the Company’s statement of operations for the Successor period from November 23, 2005 to December 31, 2005.  The Company’s IPR&D projects focus on the utilization of new materials, including biomaterials, and new methods for fabricating metals, polyimide and other materials.  The valuation of each project was based on an income approach which discounts the future net cash flows attributable to each project to determine the current value.  Projects were broken into three categories:  Incremental, Platform and Breakthrough.   Incremental IPR&D is comprised of 14 individual projects which are estimated to be complete by 2009.  Costs to complete Incremental IPR&D were estimated to be $2.8 million as of the date of the Merger.  Costs to complete Incremental IPR&D are estimated to be $1.0 million at December 31, 2006.  Net cash flows from Incremental IPR&D are estimated to be positive by 2008.   Platform IPR&D is comprised of 13 individual projects which are estimated to be complete by 2009.  Costs to complete the Platform IPR&D were estimated to be $6.4 million as of the date of the Merger.  Costs to complete Platform IPR&D are estimated to be $4.9 million at December 31, 2006.  Net cash flows from Platform IPR&D are estimated to be positive by 2009.  Breakthrough IPR&D is comprised of 4 individual projects which are estimated to be complete by 2010.  Costs to complete the Breakthrough IPR&D were estimated to be $4.0 million as of the date of the Merger.  Costs to complete Platform IPR&D are estimated to be $2.7 million at December 31, 2006.  Net cash flows from Breakthrough IPR&D are estimated to be positive by 2010.

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

The total purchase price for the MTG acquisition was allocated to the Company’s net assets based on the Company’s estimates of fair value.  The valuation of the customer relationship intangibles was based upon information gathered during the due diligence process, discounted future cash flows from the customer relationships utilizing an income approach, and a third party appraisal.  The purchase price allocation for the MTG acquisition was as follows (in thousands):

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

Inventories	$1,401
Accounts receivable	1,111
Prepaid expenses and other current assets	21
Property and equipment	4,700
Goodwill	5,135
Intangible and other assets	6,440
Current liabilities	(577)
Debt assumed	(43)
Total purchase price	$18,188

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

On June 30, 2004, the Company acquired MedSource Technologies, Inc. The acquisition was accounted for as a purchase and accordingly the results of operations include MedSource’s results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The Company acquired MedSource in order to create one of the largest providers of outsourced precision manufacturing and engineering services in the Company’s target markets of the medical device industry. The purchase price was $219.7 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.9 million of transaction fees. The purchase was financed by a combination of new debt and equity. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $8.8 million for integration and other liabilities.

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

The following unaudited pro forma consolidated financial information reflects the purchase of MedSource assuming the acquisitions had occurred as of January 1, 2004, the acquisitions of Campbell and MTG assuming these acquisitions had occurred as of January 1, 2004, and assuming the Transaction had occurred as of January 1, 2004. This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of the operations or financial condition that actually would have been achieved if the acquisition had been on the date indicated, or that may be reported in the future (in thousands):

	Year Ended December 31,	Period From January 1 to November 22,
	2004	2005
Revenues	$436,164	$431,573
Net loss	(32,808)	(17,577)

The pro forma net loss for fiscal year 2004 includes restructuring and MedSource integration related charges of $6.2 million.  The pro forma net loss for the period from January 1, 2005 to November 22, 2005 includes restructuring and MedSource integration related charges of $4.2 million.

All of the Company’s acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in the financial statements at their fair market values and the operating results of the acquired companies are reflected in the accompanying consolidated financial statements since the date of acquisition.

3.                                      Restructuring and Other Charges

In connection with the MedSource acquisition, the Company identified $9.3 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $8.6 million in severance payments, and $0.7 million in lease and other contract termination costs. Severance payments relate to approximately 370 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2007. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In connection with the Transaction, the Company identified $0.4 million of costs associated with reductions in staffing levels which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007.  The costs of this restructuring plan reflected purchase accounting for the Transaction in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These estimated restructuring costs are subject to change based on the actual costs incurred.

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

The Company recognized $5.0 million of restructuring charges during 2006.  All restructuring charges were recorded following the guidance of SFAS No. 146 and include $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout the Company’s manufacturing operations as certain operations were downsized and various administrative functions were consolidated, $1.0 million for the elimination of 18 corporate management positions in an effort to streamline the management structure, $0.7 million for the elimination of 317 manufacturing positions the Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that were closed to other existing facilities.

The following table summarizes the recorded accruals (which are classified in “accrued expenses other” or “other long-term liabilities” as appropriate on the Company’s consolidated balances sheets) and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance as of December 31, 2003	$8	$584	$592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource
integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)
Balance as of December 31, 2004	7,764	9,913	17,677
Adjustment for change in estimate for previously recorded restructuring accruals	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	3,641	6,540	10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance December 31, 2006	$1,737	$191	$1,928

The adjustment to restructure accruals of $8.0 million recorded during the year ended December 31, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

The accrued restructuring balance of $1.9 million at December 31, 2006 consists of $1.7 million of primarily severance costs for the various cost reduction initiatives implemented during 2006, and $0.2 million of facility closure costs relating to the integration of MedSource.  All accrued restructuring charges at December 31, 2006 are expected to be paid during fiscal year 2007.

4.                                      Inventories

Inventories consisted of the following at December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Raw materials	$24,201	$22,556
Work in process	22,388	20,354
Finished goods	19,878	15,052
	$66,467	$57,962

In connection with the Transaction, inventories were recorded at fair value, resulting in a step-up of inventory of approximately $16.4 million.  This step-up of inventory is charged to cost of sales as the inventory is sold.  Inventory at December 31, 2005 included $6.4 million of the remaining inventory step-up which had not yet been charged to cost of sales.  The remaining $6.4 million of inventory step-up was charged to cost of sales during the year ended December 31, 2006.

5.                                      Goodwill and Other Intangible Assets

The Company assigned acquired goodwill to three reporting units based on the expected benefit from the synergies of the combination. In connection with the acquisition of MedSource in June of 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company reallocated its goodwill to the three reporting units created as a result of this realignment. The Company has elected October 31st as the annual impairment assessment date for all reporting units.

The following table summarizes the changes in goodwill (in thousands):

Balance December 31, 2004	$289,461
Acquisitions	31,370
Purchase price adjustments	(5,732)
Balance November 22, 2005	315,099
Acquisition of the Company	540,246
Balance December 31, 2005	855,345
Purchase price adjustments	(8,132)
Balance December 31, 2006	$847,213

The purchase price adjustments for the periods ended December 31, 2005 and December 31, 2006 related primarily to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

Intangible assets as of December 31, 2006 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$17,200	$2,235	$14,965
Customer contracts and relationships	227,748	16,809	210,939
Trade names and trademarks	33,000	—	33,000
	$277,948	$19,044	$258,904

Intangible assets as of December 31, 2005 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$17,200	$213	$16,987
Customer contracts and relationships	227,748	1,626	226,122
Trade names and trademarks	33,000	—	33,000
	$277,948	$1,839	$276,109

Intangible asset amortization expense was $17,204,863, $1,838,915, $5,729,683 and $5,538,784 for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively. Estimated intangible asset amortization expense for each of the five succeeding years approximates $17.2 million.

Other long-term assets include $21,759,780 and $25,114,401 at December 31, 2006 and 2005, respectively, for deferred financing costs, net of accumulated amortization of $3,814,409 and $361,982 at December 31, 2006 and 2005, respectively.

6.                                      Short-Term and Long-Term Borrowings

Long-term debt at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2005	2006
Credit agreement dated November 22, 2005, term loan, interest at 7.37% and 6.39% at December 31, 2006 and 2005, respectively	$400,000	$396,000
Credit agreement dated November 22, 2005, revolving loan, interest at 9.50% at December 31, 2006	—	3,000
Senior subordinated notes maturing December 1, 2013, interest at 10½%	305,000	305,000
Capital lease obligations	88	21
Total debt	705,088	704,021
Less—unamortized discount on senior subordinated notes	(3,996)	(3,492)
Less—current portion	(4,018)	(4,014)
Long term debt, excluding current portion	$697,074	$696,515

Annual minimum principal repayments are as follows (in thousands):

Fiscal year	Amount
2007	$4,015
2008	4,006
2009	4,000
2010	4,000
2011 and thereafter	688,000
Total debt	$704,021

On November 22, 2005, the Company entered into a new Credit Agreement (the “Credit Agreement”) which included $400.0 million of term loans and up to $75.0 million available under the revolving credit facility.  The Credit Agreement provides that up to $100.0 million of additional term loans may be incurred under the term facility, with the approval of participating lenders.  The term loans bear interest at variable rates.  At December 31, 2006, the interest rate was 7.37%.  Interest is payable quarterly, or more frequently if an interest period of less than three months is selected by the Company.  Over the next five years, the principal payments will be $4.0 million per year plus, beginning in 2007, 50% of the excess cash flow of the Company, as defined by the Credit Agreement.  The revolving credit portion of the Credit Agreement matures on November 22, 2011, and the term loan portion matures on November 22, 2012.  All unpaid amounts are due upon maturity.  As of December 31, 2006, the outstanding balance on the revolver was $3.0 million, and $6.0 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $66.0 million available.

On November 22, 2005, the Company issued $305.0 million of 10½% Senior Subordinated Notes (the “Notes”) due December 1, 2013.  Interest is payable on the Notes on June 1st and December 1st of each year beginning June 1, 2006.

During the year ended December 31, 2005 the Company incurred $25.5 million of aggregate deferred financing costs for the Credit Agreement and the Notes, including $21.2 in investment banking and bank arrangement fees, $3.1 million in legal and accounting fees, and $1.2 million of other costs.  These costs will be amortized to interest expense over the term of the underlying debt.

Interest expense, net, as presented in the statement of operations for the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006 includes interest income of $93,766, $70,389, $16,763 and $192,365, respectively.

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

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at December 31, 2006, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

The Company’s debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated EBITDA (as defined), a minimum ratio of consolidated EBITDA to consolidated interest expense (as defined) and maximum capital spending limits.  The Company may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) for the period November 23, 2005 to December 31, 2006, $39,000,000; for the 2007 fiscal year, $40,000,000; for the 2008 fiscal year, $42,500,000; for the 2009 fiscal year, $45,000,000; for the 2010 fiscal year, $47,500,000; for the 2011 fiscal year, $52,500,000; and for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis.  In addition, the debt agreements limit the Company’s ability to pay dividends, make certain investments, incur additional debt, sell assets, and merge or sell substantially all of its assets.

As of December 31, 2006, the Company was in compliance with the covenants under the Credit Agreement and the Senior Subordinated Notes-2013.

7.                                      Employee Benefit Plans

Pension Plans

The Company has pension plans covering employees at two facilities.  Benefits at one facility are provided at a fixed rate for each month of service.  The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations.  Plan assets consist of cash equivalents, bonds and equity securities.  This plan was frozen in November 2006.  The Company’s German facility has an unfunded frozen pension plan covering employees hired before 1993.

The change in projected benefit obligation is as follows (in thousands):

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Benefit obligation at beginning of period	$2,333	$2,956	$3,033	$3,091
Service cost	77	79	13	102
Interest cost	130	118	19	149
Actuarial loss (gain)	349	195	36	(108)
Currency translation adjustment	137	(252)	—	226
Benefits paid	(70)	(63)	(10)	(77)
Benefit obligation at end of period	$2,956	$3,033	$3,091	$3,383

The change in plan assets was as follows (in thousands):

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Fair value of plan assets at beginning of year	$804	$856	$892	$897
Actual return on plan assets	57	33	4	79
Employer contributions	36	40	5	96
Benefits paid	(41)	(37)	(4)	(46)
Fair value of plan assets at end of period	$856	$892	$897	$1,026

Reconciliation of the accrued benefit cost recognized in the financial statements was as follows (in thousands):

	December 31,
	2005	2006
Funded status	$(2,194)	$(2,357)
Unrecognized net actuarial loss (gain)	11	(111)
Accrued benefit obligation	(2,183)	(2,468)
Presented as Other long-term liabilities	(2,194)	(2,468)
Accumulated other comprehensive income	11	—
Total	$(2,183)	$(2,468)

Components of net periodic benefit cost for periods ended as indicated below (in thousands):

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Service cost	$77	$69	$11	$102
Interest cost	130	114	18	149
Expected return of plan assets	(56)	(53)	(6)	(64)
Recognized net actuarial loss	23	22	3	—
	$174	$152	$26	$187

Assumptions for benefit obligations at December 31:

	2005	2006
Discount rate	4.68%	4.75%
Rate of compensation increase	3%	3%

Assumptions for net periodic benefit costs for the periods ended as indicated below:

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Discount rate	4.98%	4.72%	4.72%	4.46%
Expected long term return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

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

Estimated annual future benefit payments for the next 5 fiscal years are as follows:

Fiscal year	Amount
2007	$93,945
2008	100,812
2009	107,762
2010	110,788
2011	116,847

The pension plans have the following asset allocations, as of their measurement dates:

	December 31,
	2005	2006
Asset Category
Equity securities—domestic	60.0%	61.1%
Debt securities	39.3%	38.5%
Cash and other	0.7%	0.4%
Total	100.0%	100.0%

As of December 31, 2006, the Pension Plans’ target asset allocation was as follows:

Asset Class	Target Allocation %
Fixed income	40.0%
Domestic equity	60.0%

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

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

Fixed income investments are oriented toward investment grade securities rated “BBB” or higher. They are diversified among individual securities and sectors. The average maturity was 4.4 years as of December 31, 2006.

Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan.  The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 3% of the employee’s gross salary. The Company’s contributions for matching totaled approximately $1.7 million, $0.2 million, $1.7 million and $1.1 million for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively.

The Company had profit sharing plans available to employees at several of its locations. The Company’s Board of Directors determined annually what contribution, if any, the Company made to the profit sharing plan. The Company’s contributions vest over an immediate to six-year period. The Company expensed $3.4 million for these plans for the year ended December 31, 2004.  The Company terminated these plans effective January 1, 2005.

The Company has a Supplemental Executive Retirement Pension Program (SERP) that covers certain of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $28,591, $9,031, $75,492 and $33,282 for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively. The liability for the plan was $0.2 million and $0.4 million as of December 31, 2006 and 2005, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

8.                                      Stock Award Plans

Successor

Certain employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”).  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS 123R until such options are exercised, forfeited, expired or settled.  During the twelve months ended December 31, 2006, the Company exercised its repurchase rights and acquired 560,401 Roll-Over options from terminating employees at a cost of $2,057,309.  As of December 31, 2006, the Company had 4,305,358 Roll-Over options outstanding at an aggregate fair value of $16,814,056, which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet. The table below summarizes the activity relating to the Roll-Over options during the twelve months ended December 31, 2006:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2006	$19,595,442	4,901,107
Shares repurchased	(2,057,309)	(560,401)
Shares exercised	(176,736)	(35,348)
Mark to market adjustment of liability	(547,341)	—
Balance at December 31, 2006	$16,814,056	4,305,358

The Company’s Roll-Over options have an exercise price of $1.25, and a fair value of $4.00 as of the date of the Transaction.  At December 31, 2006, the Roll-Over options had a fair value of $3.91 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

As of December 31, 2006
Expected term to exercise	4.3 years
Expected volatility	27.74%
Risk-free rate	4.79%
Dividend yield	0%

Time-Based and Performance-Based options granted during the year ended December 31, 2006 have an exercise price of $5.00 and a weighted average grant date fair value per option of $2.10 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

Year Ended December 31, 2006
Expected term to exercise	6.5 years
Expected volatility	31.47%
Risk-free rate	4.75%
Dividend yield	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options includes an estimate of the fair value of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at each stock option measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of Accellent Holdings Corp. common stock.  Third party valuations are utilized periodically to validate assumptions made.

Expected term to exercise is based on the simplified method as provided by SAB 107.  The Company and its parent company have no historical volatility since their shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the option’s expected term.  The dividend yield assumption of 0% is based on the Company’s history and expectation of not paying dividends on common shares.  The requisite service period is five years from date of grant.

For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $1,138,628 including $70,511 recorded as cost of sales and $1,068,117 recorded as selling, general and administrative expenses.  Additionally, the amount of stock-based compensation expense for the year ended December 31, 2006 includes $1,685,969 for options granted under the 2005 Equity Plan which was recorded as a credit to additional paid-in capital, which was reduced by $547,341 of reductions in the fair value of the Company’s liability for Roll-Over options.  The Company did not capitalize as an inventory cost any portion of the stock-based compensation during the year ended December 31, 2006.  The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable over the requisite service period of the award.  The Company has determined that the achievement of performance targets for all Performance-Based options is not probable at December 31, 2006.  If in the event that performance targets are achieved in future periods, the Company would be required to record stock-based compensation expense for the vested Performance-Based options once the achievement of performance targets becomes probable.

Stock grant and option transactions during the 2005 and 2006 Successor Period are as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at November 22, 2005	—	$—	—	$—
Options issued in exchange for Predecessor options	—	—	4,901,107	1.25
Granted	7,773,330	5.00	—	—
Forfeited	(166,819)	5.00	—	—
Outstanding at December 31, 2005	7,606,511	5.00	4,901,107	1.25
Granted	615,000	5.00	—	—
Exercised/ Repurchased	—	—	(595,749)	1.25
Forfeited	(3,746,997)	5.00	—	—
Outstanding at December 31, 2006	4,474,514	$5.00	4,305,358	$1.25
Vested or expected to vest at December 31, 2006	2,131,191	$5.00	4,305,358	$1.25
Exercisable at December 31, 2006	671,509	$5.00	4,305,358	$1.25

As of December 31, 2006, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.0 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2006.

As of December 31, 2006, the weighted average remaining contractual life of the Roll-Over options was 6.8 years.  The aggregate intrinsic value of the Roll-Over options was $16.1 million as of December 31, 2006.  The total intrinsic value of Roll-Over options settled during the year ended December 31, 2006 was $2.2 million, or $3.75 per share.

As of December 31, 2006, the Company had approximately $3.1 million of unearned stock-based compensation expense that will be recognized over approximately 4.2 years based on the remaining weighted average vesting period of all outstanding stock options.

At December 31, 2006, 9,900,119 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

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

Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been the pro forma amounts indicated below (in thousands):

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,
	2004	2005	2005
Net loss as reported	$(5,620)	$(82,313)	$(22,502)
Add total stock compensation expense, net of tax, included in net loss as reported	110	16,643	—
Less total stock compensation expense-fair value method net of tax	(1,711)	(24,200)	(345)
Pro forma net loss	$(7,221)	$(89,870)	$(22,847)

The weighted average fair value of each option grant in the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004 was estimated to be $2.15, $9.38, and $3.91, respectively.  The fair value was determined on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during each period as described below:

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,
	2004	2005	2005
Volatility	33.74%	29.55%	29.36%
Risk free interest rate	4.38%	4.23%	4.43%
Expected life in years	8	8	7.5
Dividend yield	0	0	0

Phantom Stock Plans

Prior to the Transaction, the Company had three phantom stock plans:  The Star Guide Phantom Stock Plan, the 2000 Employee Phantom Stock Plan and the Venusa Earn Out Plan.  The Star Guide Phantom Stock Plan provided for grants of phantom stock to eligible employees of Star Guide, a subsidiary of the Company. The Company granted 29,708 phantom shares on July 6, 1999 under this plan. The 2000 Employee Phantom Stock Plan provided grants to eligible employees of the Company as determined by the Board of Directors. The Company granted 38,268 phantom shares on March 15, 2001 under this plan in connection with the payment of contingent consideration owed in respect of the Noble-Met acquisition.  The Venusa Earn-Out Plan provided grants of phantom stock to certain employees of Venusa who were employed at Venusa at the time of the acquisition. The Company granted 86,523 phantom shares on May 31, 2004 based on the achievement of certain earnings targets for fiscal years 2002 and 2003. The Company granted an additional 14,266 phantom shares on May 31, 2005 based on the achievement of certain earnings targets for fiscal year 2004. Redemption of all phantom shares under all three phantom stock plans and payment of all cumulative dividends occurred upon the closing of the Transaction.

The Company recorded stock-based compensation expense during the period from January 1, 2005 to November 22, 2005 of $2.8 million to adjust the redemption value and dividends accrued on phantom shares.

9.             Income Taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004 are as follows (in thousands):

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,
	2004	2005	2005	2006
Current
Federal	$—	$—	$—	$—
State	1,228	2,685	215	921
Foreign	741	1,285	(17)	1,330
Deferred
Federal	1,386	2,616	231	2,471
State	128	(770)	49	585
Total provision	$3,483	$5,816	$478	$5,307

Loss before income taxes included income from foreign operations of $5,982,000, $966,000, $5,644,000, and $3,362,000 for the year ended December 31, 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded on the accompanying consolidated statements of operations for the year ended December 31 2006, the period from November 23, 2005 to December 31, 2005, the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004 are as follows (in thousands):

	Predecessor		Successor
	Year ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,
	2004	2005	2005	2006
Tax at statutory rate	$(748)	$(26,773)	$(7,708)	$(4,638)
Valuation allowance on deferred tax assets	3,931	29,116	5,176	9,922
State taxes, net of federal benefit	787	1,633	191	597
Foreign rate differential	(313)	(691)	(42)	(763)
Nondeductible Transaction costs	—	2,356	2,800	—
Other, net	(174)	175	61	189
Tax provision	$3,483	$5,816	$478	$5,307

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Current:
Compensation	$1,997	$2,982
Inventory and accounts receivable reserves	3,540	5,569
Restructuring costs	3,507	682
Other	147	1,574
Valuation allowances	(9,191)	(10,807)
Total current deferred tax asset	$—	$—
Long-term:
Operating loss and tax credit carryforwards	$86,196	$90,710
Depreciation	(6,095)	(11,198)
Intangibles	(63,390)	(64,855)
Environmental	1,316	1,320
Valuation allowances	(30,316)	(31,266)
Total long-term deferred tax liability	$(12,289)	$(15,289)

The deferred tax liability of $15.3 million and $12.3 million at December 31, 2006 and 2005, respectively, is included in the Company’s consolidated balance sheets within other long-term liabilities.

The Company incurred deferred income tax expense of $1.5 million, $1.8 million, $0.3 million and $3.1 million for the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively.  The Company incurs these costs due to the different book and tax treatment for goodwill.  For tax purposes, the Company has recorded goodwill when the structure of the underlying acquisition transaction is treated for tax purposes as an asset acquisition rather than a stock acquisition or statutory merger.  For tax purposes, goodwill is subject to annual amortization, which reduces the tax basis of that goodwill.  Goodwill is not amortized for book purposes, which gives rise to a different book and tax basis for goodwill acquired in an asset type acquisition.  The lower taxable basis of this goodwill would result in higher taxable income upon any future sale of this goodwill.  Deferred taxes are recorded to reflect the future incremental taxes from the book and tax basis difference that would be incurred upon a future sale of this tax basis goodwill.

At December 31, 2006, the Company has net operating loss (“NOL”) carryforwards of $243.7 million expiring at various dates through 2026.  Substantially all of the benefit of the use of these loss carryforwards will be recorded to either a credit to additional paid in capital or goodwill.  If not utilized, these carryforwards will begin to expire in 2020.  Such losses are also subject to the requirements of Section 382, which in general, provides that utilization of NOLs is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Such an ownership change occurred upon the consummation of the Transaction.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2004, November 22, 2005, December 31, 2005 and December 31, 2006.  Based on an assessment of this evidence, the Company determined at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for a full valuation reserve.  If at a future date the Company determines that all or a portion of the valuation allowance is no longer deemed necessary, a significant portion of the adjustment will be recorded as a reduction to goodwill.

The increase in the valuation allowance from $39.5 million at December 31, 2005 to $42.1 million at December 31, 2006 is primarily related to additional operating losses incurred for which the Company has provided a full valuation allowance and to a lesser extent, increases in favorable book and tax timing differences.  These increases were partially offset by adjustments to the beginning valuation allowance based on the actual tax returns filed by the Company during the year ended December 31, 2006 for the period from January 1, 2005 to November 22, 2005 and the period from November 23, 2005 to December 31, 2005.

As of December 31, 2006, the Company has not accrued deferred income taxes on $9.1 million of unremitted earnings from foreign subsidiaries as such earnings are expected to be reinvested outside of the U.S.

10.          Capital Stock

Successor

The Company’s Board of Directors has authorized an aggregate number of common shares for issuance equal to 1,000, $0.01 par value per share.  Accellent Acquisition Corp. owns 100% of the capital stock of the Company, and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

In connection with the Transaction, Accellent Holdings Corp. entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain (each a “Sponsor Entity” and together the “Sponsor Entities”) pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

Predecessor

Common Stock

At November 22, 2005 and December 31, 2004, the Company had 450,893 and 429,578 shares of common stock outstanding, respectively.  Holders of the Company’s common stock were entitled to vote on all matters submitted to the Company’s stockholders for a vote together with the holders of the Company’s preferred stock, all voting together as a single class.

Convertible Preferred Stock

The Company had eleven classes of convertible preferred stock prior to the Transaction, as summarized below:

		Balance December 31,	Balance November 22,
		2004	2005
	Shares	868,372	868,372
Class A-1	Amount	$8,684	$8,684
	Shares	1,156,250	1,156,250
Class A-2	Amount	$11,563	$11,563
	Shares	26,456	26,456
Class A-3	Amount	$264	$264
	Shares	3,437,500	3,437,500
Class A-4	Amount	$34,375	$34,375
	Shares	995,469	995,469
Class A-5	Amount	$9,955	$9,955
	Shares	187,033	187,033
Class A-6	Amount	$1,870	$1,870
	Shares	1,767,548	2,012,380
Class A-7	Amount	$17,675	$20,124
	Shares	7,568,980	7,750,726
Class A-8	Amount	$75,690	$77,407
	Shares	—	407,407
Class A-9	Amount	$—	$4,074
	Shares	547,502	549,882
Class AA	Amount	$5,475	$5,499
Total	Shares	16,555,110	17,391,475
	Amount	$165,551	$173,815

The holders of shares of Class A Convertible Preferred Stock, other than holders of Class AA Convertible Preferred Stock, were entitled to be paid cumulative dividends at the rate of 5% of the liquidation value of such shares.  Cumulative dividends of $16.7 million on the Class A Convertible Preferred Stock were declared and paid as part of the consideration to the former stockholders in connection with the Transaction.

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

Class C Redeemable Preferred Stock

The Company repurchased the Class C Redeemable Preferred Stock in June of 2004 at liquidation value, or $18.8 million.  The Company’s Consolidated Statement of Operations for 2004 includes $8.2 million of dividends on redeemable and convertible preferred stock which includes the $6.2 million difference between the carrying value of the Class C Redeemable Preferred Stock and the repurchase price paid by the Company, and $2.0 million of dividends declared and paid by the Company.

12.          Related-Party Transactions

Successor

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transaction and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006.  The management service agreement includes customary exculpation and indemnification provisions in favor of KKR.  During the period from November 23, 2005 to December 31, 2005 and fiscal year 2006, the Company incurred and paid management fees of $0.1 million and $1.0 million, respectively, to KKR.  As of December 31, 2006, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet.  In addition Capstone Consulting (“Capstone”) provides integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in Capstone, KKR has provided financing to Capstone. For the twelve months ended December 31, 2006, the Company incurred $1.9 million of integration consulting fees for the services of Capstone.  As of December 31, 2006, the Company owed Capstone $0.5 million for unpaid consulting fees which are included in current accrued expenses on the consolidated balance sheet.

Predecessor

The Company paid fees to KRG Capital Partners, LLC, which, as the general partner of the general partner of KRG/CMS L.P. beneficially owned a significant portion of the Company’s stock prior to the Transaction. During the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, the Company expensed KRG management fees, plus expenses, $0.5 million per period. Additionally, the Company incurred KRG transaction related fees, plus expenses, of $3.6 million and $2.3 million for the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, respectively.  The transaction related fees for the period from January 1, 2005 to November 22, 2005 are included in the Company’s statement of operations as merger related costs.  The transaction related fees for the year ended December 31, 2004 were included as a part of the cost of the related acquisitions. During 2004, the Company paid preferred stock dividends to KRG/CMS L.P. of $10.2 million, and repurchased $8.3 million of Class C Redeemable Preferred Stock from KRG/CMS L.P.

DLJ Merchant Banking Partners III, L.P., and certain related funds including DLJ Merchant Banking III, Inc., owned a significant portion of the Company’s stock prior to the Transaction. During the period from January 1, 2005 to November 22, 2005 and the year ended December 31, 2004, the Company expensed management fees, plus expenses of $0.4 million and $0.3 million, respectively, to DLJ Merchant Banking III, Inc.  During the period from January 1, 2005 to November 22, 2005, the Company incurred transaction related fees, plus expenses of $3.2 million which are included in the Company’s statement of operations as merger related costs.   Additionally, during the year ended December 31, 2004, the Company paid DLJ Merchant Banking III, Inc. $1.8 million in connection with the sale of Class A-8 5% Convertible Preferred Stock, paid $0.5 million of preferred stock dividends and repurchased $1.3 million of Class C Redeemable

Preferred Stock from DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P., DLJ Investment Partners, L.P., and their permitted successors and transferees, which are affiliates of DLJ Merchant Banking Partners III, L.P.

An affiliate of DLJ Merchant Banking Partners III, Inc. acted as the sole lead arranger, sole book runner, collateral agent and administrative agent under our Subsidiary Credit Agreement, and as an initial purchaser of the Senior Subordinated Notes—2012, for which it received customary fees and expenses during the year ended December 31, 2004 of $8.8 million.

13.          Environmental Matters

In 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation, a Pennsylvania corporation and a wholly owned subsidiary of the Company (“UTI Pennsylvania”), to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA requiring UTI Pennsylvania to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI Pennsylvania has implemented and is operating successfully a contamination treatment system approved by the EPA. The Company’s other subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2005 and 2006, the Company had a long-term liability of $3.8 million and $3.7 million, respectively, primarily related to the Collegeville remediation.  The Company has prepared estimates of its potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future. The clean up of identified environmental matters is not expected to have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on consolidated financial results for a particular reporting period.  Also, in anticipation of proposed changes to air emission regulations, the Company will incorporate new air emission control technologies at one of its manufacturing sites which uses a regulated substance.   The Company estimates that it will incur $1.0 million of capital expenditures during 2007 to implement the new air emission control technologies.

14.          Fair value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and third party estimates; however, considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•                  Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

•                  Borrowings under the Credit Agreement—Borrowings under the credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.  The Company has entered into swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates. The swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the swap are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged interest expense affects earnings.   The fair value of the swap asset at December 31, 2006 was $1,247,388.  The collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the collar are recorded as other income (expense).  The fair value of the collar liability at December 31, 2006 was $26,690.

•                  Borrowings under the Senior Subordinated Notes—2012—Borrowings under the Senior Subordinated Notes—2012 have a fixed rate that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of is fair value.

At December 31, 2006, the Company had an outstanding interest rate swap agreement to effectively convert LIBOR-based variable rate debt to fixed rate debt.   At December 31, 2006, the notional amount of the swap contract in place was $250.0 million and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to

$125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. The Company will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and is obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2006, the Company also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  The effective date of the collar agreement is February 27, 2006.  At December 31, 2006, the notional amount of the collar contract in place was $125.0 million and will decrease to $100.0 million on February 27, 2007 and to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company receives variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling.  The Company makes variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor.

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

The following table presents net sales by country or geographic region based on the location of the customer for the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006 (in thousands):

	Predecessor		Successor
	Year Ended December 31,	Period From January 1 to November 22	Period From November 23 to December 31	Year Ended December 31,
	2004	2005	2005	2006
Net sales:
United States	$270,513	$348,099	$40,756	$406,528
Ireland	16,620	20,525	2,772	19,255
Germany	11,160	12,325	1,505	17,106
Sweden	579	100	7	4,351
Netherlands	5,218	6,750	461	4,099
United Kingdom	3,442	3,041	656	3,658
France	1,206	3,057	124	3,768
Other Western Europe	6,014	4,875	612	4,529
Asia Pacific	1,793	1,902	788	2,281
Eastern Europe	1,641	1,085	509	1,263
Central and South America	1,173	8,966	1,030	6,912
Other	810	1,009	192	384
Total	$320,169	$411,734	$49,412	$474,134

The following table presents long-lived assets based on the location of the asset (in thousands):

	December 31,
	2005	2006
Long lived assets:
United States	$1,265,768	$1,246,583
United Kingdom	518	626
Germany	1,862	2,370
Ireland	2,979	5,582
Mexico	3,392	3,562
Total	$1,274,519	$1,258,723

The table above includes goodwill and intangibles and other assets of $1,157,932 and $1,130,151 in 2005 and 2006, respectively which are included in U.S. long-lived assets.

16.          Commitments and Contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2021, which are accounted for as operating leases.

Aggregate rental expense for the year ended December 31, 2004, the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the year ended December 31, 2006 was $5,679,107, $6,616,672, $883,660 and  $7,181,545, respectively.  The future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2007	$6,106
2008	5,670
2009	5,064
2010	4,734
2011	4,391
Thereafter	16,686
Total	$42,651

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

17.          Supplemental Guarantor Condensed Consolidating Financial Statements

On November 22, 2005, the Company issued $305,000,000 in principal amount of 10 1/2% Senior Subordinated Notes due 2013. In connection with the issuance, all of its 100% owned domestic subsidiaries have guaranteed (the “Subsidiary Guarantors”) on a joint and several, full and unconditional basis. Certain foreign subsidiaries (the “Non Guarantor Subsidiaries”) have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company (“Parent”), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2006 and December 31, 2005 and the condensed consolidating statements of operations and cash flows for fiscal year 2006, the 2005 Successor Period, the 2005 Predecessor Period and the year ending December 31, 2004.

Condensed Consolidating Balance Sheets

December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$693	$2,053	$—	$2,746
Receivables, net	—	47,837	2,195	(38)	49,994
Inventories		54,927	3,035	—	57,962
Prepaid expenses and other	117	3,901	151	—	4,169
Total current assets	117	107,358	7,434	(38)	114,871
Property, plant and equipment, net	—	119,692	8,881	—	128,573
Intercompany receivable	21,628	101,548	5,080	(128,256)	—
Investment in subsidiaries	147,694	15,478	—	(163,172)	—
Goodwill	847,213	—	—	—	847,213
Intangibles, net	258,904	—	—	—	258,904
Other assets, net	22,855	1,078	100	—	24,033
Total assets	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Current portion of long-term debt	$4,000	$14	$—	$—	$4,014
Accounts payable	7	18,929	1,440	(38)	20,338
Accrued liabilities	(5,390)	30,355	2,297	—	27,262
Total current liabilities	(1,383)	49,298	3,737	(38)	51,614
Note payable and long-term debt	696,508	7	—	—	696,515
Other long-term liabilities	17,026	148,155	2,280	(128,256)	39,205
Total liabilities	712,151	197,460	6,017	(128,294)	787,334
Equity	586,260	147,694	15,478	(163,172)	586,260
Total liabilities and equity	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Condensed Consolidating Balance Sheets

December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,813	$1,856	$—	$8,669
Receivables, net	—	53,067	1,861	(12)	54,916
Inventories	6,422	57,469	2,576	—	66,467
Prepaid expenses and other	111	3,580	186	—	3,877
Total current assets	6,533	120,929	6,479	(12)	133,929
Property, plant and equipment, net	—	110,865	5,722	—	116,587
Intercompany receivable	77,342	827	3,072	(81,241)	—
Investment in subsidiaries	75,576	10,082	—	(85,658)	—
Goodwill	855,345	—	—	—	855,345
Intangibles, net	276,109	—	—	—	276,109
Other assets, net	25,114	1,339	25	—	26,478
Total assets	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Current portion of long-term debt	$4,000	$18	$—	$—	$4,018
Accounts payable	—	20,237	1,064	(12)	21,289
Accrued liabilities	(4,452)	41,070	2,532	—	39,150
Total current liabilities	(452)	61,325	3,596	(12)	64,457
Note payable and long-term debt	697,003	71	—	—	697,074
Other long-term liabilities	668	107,070	1,620	(81,241)	28,117
Total liabilities	697,219	168,466	5,216	(81,253)	789,648
Equity	618,800	75,576	10,082	(85,658)	618,800
Total liabilities and equity	$1,316,019	$244,042	$15,298	$(166,911)	$1,408,448

Condensed Consolidating Statements of Operations

Year Ended December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453,812	$20,776	$(454)	$474,134
Cost of sales	6,421	317,991	13,085	(454)	337,043
Selling, general and administrative expenses	133	55,929	2,396	—	58,458
Research and development expenses	—	3,205	402	—	3,607
Restructuring and other charges	—	5,008	—	—	5,008
Amortization of intangibles	17,205	—	—	—	17,205
Income (loss) from operations	(23,759)	71,679	4,893	—	52,813
Interest (expense) income	(65,330)	(8)	—	—	(65,338)
Other (expense) income	79	(973)	167	—	(727)
Equity in earnings of affiliates	70,451	3,997	—	(74,448)	—
Income tax expense	—	4,244	1,063	—	5,307
Net income (loss)	$(18,559)	$70,451	$3,997	$(74,448)	$(18,559)

Condensed Consolidating Statements of Operations - Successor

Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$47,437	$2,035	$(60)	$49,412
Cost of sales	10,024	33,406	1,163	(60)	44,533
Selling, general and administrative expenses	—	7,094	204	—	7,298
Research and development expenses	—	309	43	—	352
Restructuring and other charges	—	303	8	—	311
Merger related costs	8,000	—	—	—	8,000
Amortization of intangibles	1,273	566	—	—	1,839
Income (loss) from operations	(19,297)	5,759	617	—	(12,921)
Interest (expense) income	(9,287)	(14)	—	—	(9,301)
Other (expense) income	—	(170)	368	—	198
Equity in earnings of affiliates	6,082	1,090	—	(7,172)	—
Income tax expense (benefit)	—	583	(105)	—	478
Net income (loss)	$(22,502)	$6,082	$1,090	$(7,172)	$(22,502)

Condensed Consolidating Statements of Operations - Predecessor

Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$395,172	$17,039	$(477)	$411,734
Cost of sales	—	273,361	10,145	(477)	283,029
Selling, general and administrative expenses	13,840	55,572	2,108	—	71,520
Research and development expenses	—	2,342	313	—	2,655
Restructuring and other charges	—	4,009	145	—	4,154
Merger related costs	—	47,925	—	—	47,925
Amortization of intangibles	—	5,730	—	—	5,730
Income from operations	(13,840)	6,233	4,328	—	(3,279)
Interest (expense) income	—	(43,227)	(6)	—	(43,233)
Other (expense) income	—	(30,280)	295	—	(29,985)
Equity in earnings (losses) of affiliates	(68,473)	3,245	—	65,228	—
Income tax expense	—	4,444	1,372	—	5,816
Net income (loss)	$(82,313)	$(68,473)	$3,245	$65,228	$(82,313)

Condensed Consolidating Statements of Operations - Predecessor

For The Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305,275	$15,793	$(899)	$320,169
Cost of sales	—	224,689	10,606	(899)	234,396
Selling, general and administrative expenses	189	43,043	2,680	—	45,912
Research and development expenses	—	2,426	242	—	2,668
Restructuring and other charges	—	3,600	—	—	3,600
Amortization of intangibles	—	5,539	—	—	5,539
Income (loss) from operations	(189)	25,978	2,265	—	28,054
Interest (expense) income	(4,940)	(21,680)	(259)	—	(26,879)
Other (expense) income	(1,731)	(2,388)	807	—	(3,312)
Equity in earnings (losses) of affiliates	(1,435)	2,485	—	(1,050)	—
Income tax expense (benefit)	(2,675)	5,830	328	—	3,483
Net income (loss)	$(5,620)	$(1,435)	$2,485	$(1,050)	$(5,620)

Condensed Consolidating Statements of Cash Flows

For The Year Ending December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(51,043)	$72,250	$5,626	$—	$26,833
Cash flows from investing activities:
Capital expenditures	—	(27,685)	(3,059)	—	(30,744)
Proceeds form sale of equipment	—	359	17	—	376
Acquisition of Business	—	(115)	—	—	(115)
Other non-current assets	—	199	—	—	199
Net cash used in investing activities	—	(27,242)	(3,042)	—	(30,284)
Cash flows from financing activities:
Proceeds from long term debt	36,000	—	—	—	36,000
Principal payments on long term debt	(37,000)	(67)	—	—	(37,067)
Repurchase of parent company common stock	(158)	—	—	—	(158)
Deferred financing fees	(1,417)	—	—	—	(1,417)
Intercompany receipts (advances)	53,618	(51,121)	(2,497)	—	—
Cash flows provided by (used in) financing activities	51,043	(51,188)	(2,497)	—	(2,642)
Effect of exchange rate changes in cash	—	60	110	—	170
Net (decrease) increase in cash and cash equivalents	—	(6,120)	197	—	(5,923)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of year	$—	$693	$2,053	$—	$2,746

Condensed Consolidating Statements of Cash Flows - Successor

Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(7,224)	$(76,335)	$1,598	$—	$(81,961)
Cash flows from investing activities:
Capital expenditures	—	(6,110)	(155)	—	(6,265)
Transferred assets		285	(285)	—
Proceeds form sale of equipment	—	187	—	—	187
Acquisitions, net of cash acquired	—	(54)	—	—	(54)
Acquisition of Accellent Inc.	(796,720)	—	—	—	(796,720)
Net cash used in investing activities	(796,720)	(5,692)	(440)	—	(802,852)
Cash flows from financing activities:
Borrowings	700,948	—	—	—	700,948
Repayments	—	(408,594)	—	—	(408,594)
Deferred financing fees	(24,004)	(8)	—	—	(24,012)
Capital contribution from parent	611,000	—	—	—	611,000
Intercompany advances	(484,000)	484,615	(615)	—	—
Cash flows provided by (used for) financing activities	803,944	76,013	(615)	—	879,342
Effect of exchange rate changes in cash	—	(2)	9	—	7
Net increase (decrease) in cash and cash equivalents	—	(6,016)	552	—	(5,464)
Cash and cash equivalents, beginning of year	—	12,829	1,304	—	14,133
Cash and cash equivalents, end of year	$—	$6,813	$1,856	$—	$8,669

Condensed Consolidating Statements of Cash Flows - Predecessor

Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$3,552	$27,555	$3,622	$—	$34,729
Cash flows from investing activities:
Capital expenditures	—	(21,745)	(1,151)	—	(22,896)
Transferred assets	—	201	(201)	—
Proceeds form sale of equipment	—	96	—	—	96
Acquisitions, net of cash acquired	—	(51,618)	—	—	(51,618)
Net cash used in investing activities	—	(73,066)	(1,352)	—	(74,418)
Cash flows from financing activities:
Borrowings	—	42,000	—	—	42,000
Repayments	—	(3,190)	—	—	(3,190)
Repurchase of redeemable and convertible preferred stock	(30)	—	—	—	(30)
Deferred financing fees	—	(951)	—	—	(951)
Proceeds from exercise of stock options	203	—	—	—	203
Intercompany advances	(3,725)	5,852	(2,127)	—	—
Cash flows provided by (used for) financing activities	(3,552)	43,711	(2,127)	—	38,032
Effect of exchange rate changes in cash	—	(76)	(138)	—	(214)
Net increase (decrease) in cash and cash equivalents	—	(1,876)	5	—	(1,871)
Cash and cash equivalents, beginning of year	—	14,705	1,299	—	16,004
Cash and cash equivalents, end of year	$—	$12,829	$1,304	$—	$14,133

Condensed Consolidating Statements of Cash Flows - Predecessor

Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(4,797)	$23,196	$3,832	$—	$22,231
Cash flows from investing activities:
Capital expenditures	—	(12,774)	(1,126)	—	(13,900)
Proceeds form sale of equipment	—	1,413	—	—	1,413
Acquisitions, net of cash acquired	—	(214,982)	—	—	(214,982)
Other noncurrent assets	—	93	—	—	93
Net cash used in investing activities	—	(226,250)	(1,126)	—	(227,376)
Cash flows from financing activities:
Borrowings	—	372,000	—	—	372,000
Repayments	(74,478)	(110,561)	—	—	(185,039)
Repurchase of redeemable and convertible preferred stock	(12,583)	—	—	—	(12,583)
Dividends paid on redeemable and convertible preferred stock	(28,294)	—	—	—	(28,294)
Deferred financing fees	—	(17,061)	—	—	(17,061)
Proceeds from sale of stock	88,048	—	—	—	88,048
Intercompany advances	32,104	(30,063)	(2,041)	—	—
Cash flows provided by (used for) financing activities	4,797	214,315	(2,041)	—	217,071
Effect of exchange rate changes in cash	—	36	68	—	104
Net increase (decrease) in cash and cash equivalents	—	11,297	733	—	12,030
Cash and cash equivalents, beginning of year	—	3,408	566	—	3,974
Cash and cash equivalents, end of year	$—	$14,705	$1,299	$—	$16,004

ACCELLENT INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Successor Period From November 23, 2005 to December 31, 2005 and Fiscal Year 2006 ($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
December 31, 2006	$545	$385	$—	$(79)	$851
December 31, 2005	$982	$(58)	$—	$(379)	$545

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
December 31, 2006	$952	$10,901	$—	$(10,791)	$1,062
December 31, 2005	$1,226	$764	$—	$(1,038)	$952

For the Predecessor Period From January 1, 2005 to November 22, 2005 and the Year Ended December 31, 2004

($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other (a)	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
November 22, 2005	$2,066	$(216)	$26	$(894)	$982
December 31, 2004	$670	$850	$851	$(305)	$2,066

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
November 22, 2005	$843	$8,506	$—	$(8,123)	$1,226
December 31, 2004	$304	$7,124	$—	$(6,585)	$843

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

10.26	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006).

10.27*	Accellent Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Registration Statement on Form S-4, filed on February 14, 2006).

10.28	Employment Agreement, dated April 13, 2005, between Medical Device Manufacturing, Inc. and Daniel B. DeSantis

10.29	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*                    Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.