Form 10-Q
period 2007-03-31
ACCELLENT INC
filed 2007-05-15
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number: 333-130470

Accellent Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1507827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Fordham Road
Wilmington, Massachusetts	01887
(Address of registrant’s principal executive offices)	(Zip code)

(978) 570-6900
Registrant’s Telephone Number, Including Area Code:

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

As of May 14, 2007, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

(in thousands)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,209	$2,746
Accounts receivable, net of allowances of $1,499 and $1,913, respectively	52,205	49,994
Inventories	62,482	57,962
Prepaid expenses and other current assets	4,027	4,169
Total current assets	127,923	114,871
Property and equipment, net	130,763	128,573
Goodwill	798,827	847,213
Intangibles, net	220,649	258,904
Deferred financing costs and other assets	22,200	24,033
Total assets	$1,300,362	$1,373,594
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,012	$4,014
Accounts payable	22,256	20,338
Accrued payroll and benefits	8,195	7,022
Accrued interest	13,249	5,171
Accrued income taxes	3,442	2,601
Accrued expenses	12,208	12,468
Total current liabilities	63,362	51,614
Notes payable and long-term debt	700,640	696,515
Other long-term liabilities	36,663	39,205
Total liabilities	800,665	787,334
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	624,544	624,058
Accumulated other comprehensive income	2,472	3,263
Accumulated deficit, including an adjustment of $(509) for the cumulative effect of a change in accounting principle at January 1, 2007	(127,319)	(41,061)
Total stockholder’s equity	499,697	586,260
Total liabilities and stockholder’s equity	$1,300,362	$1,373,594

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$111,483	$121,680
Cost of sales (exclusive of amortization)	80,344	90,347
Gross profit	31,139	31,333
Selling, general and administrative expenses	12,489	16,980
Research and development expenses	740	976
Restructuring charges	672	1,730
Amortization of intangibles	4,301	4,301
Impairment of goodwill and other intangible assets	81,053	—
(Loss) income from operations	(68,116)	7,346
Interest expense, net	(16,157)	(15,762)
(Loss) gain on derivative instruments	(84)	3,454
Other income (expense)	21	(26)
Loss before income taxes	(84,336)	(4,988)
Income tax expense	1,412	1,674
Net loss	$(85,748)	$(6,662)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(85,748)	$(6,662)
Cash provided by operating activities:
Depreciation and amortization	9,053	8,174
Amortization of debt discounts and non-cash interest expense	972	970
Impairment charge	81,053	—
Deferred income taxes	701	671
Stock-based compensation (credit) expense	(1,396)	1,712
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized loss (gain) on derivative instruments	84	(3,466)
(Gain) loss on disposal of assets	(62)	17
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,179)	(5,929)
Increase in inventories	(4,481)	(10,404)
Decrease in prepaid expenses and other	140	141
Increase in accounts payable and accrued expenses	10,680	10,238
Repurchase of employee stock options	(155)	(845)
Net cash provided by operating activities	8,662	1,039
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,311)	(9,132)
Proceeds from sale of assets	104	217
Acquisition of business	—	(117)
Net cash used in investing activities	(6,207)	(9,032)
FINANCING ACTIVITIES:
Proceeds from long-term debt	13,000	5,000
Principal payments on long-term debt	(9,004)	(1,026)
Repurchase of parent company common stock	—	(78)
Deferred financing fees	—	(952)
Net cash provided by financing activities	3,996	2,944
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	12	41
Increase (decrease) in cash and cash equivalents	6,463	(5,008)
Cash and cash equivalents at beginning of period	2,746	8,669
Cash and cash equivalents at end of period	$9,209	$3,661

Supplemental disclosure:
Cash paid for interest	$7,107	$7,886
Cash paid for income taxes	379	1,221
Property and equipment purchases included in accounts payable	1,767	2,364

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet data at December 31, 2006 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the November 22, 2005 merger with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and Bain Capital (Bain). The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the “Transaction”).

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (SAB) 54, Topic 5-J, and Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the date the Transaction occurred.

Nature of Operations

The Company is engaged in providing product development and design services, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

The management of the Company is aligned with the three medical device markets which it serves.  As a result of this alignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and are treated as one reportable segment.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The provisions of FIN 48 are effective for the Company’s first annual period that begins after December 31, 2006.  The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million, and increased our accumulated deficit by the same amount as of the date of adoption.  For a further discussion of FIN 48, see Note 8.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The statement is effective at fiscal year end 2007 and the Company will adopt the statement at that time. We believe the adoption of SFAS 158 will not have a material effect on our results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liablilities — including an amendment of FASB No. 115,” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company is still evaluating the impact that the adoption of SFAS 159 will have on its results of operations, cash flows or financial position.

2.          Intangible Assets

The Company’s Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics net sales, and an operating loss for this reporting unit.  In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in Orthopaedics net sales and operating profitability would take longer than originally anticipated.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).

The Company tested the long-lived assets of its Orthopaedic reporting unit for recoverability as of March 31, 2007, and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values.  The Company then determined the fair value of these intangible assets to be below their respective carrying values.  The Company utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of the Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of the Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of the Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.  In addition, the Company determined that the $28.2 million carrying value of property and equipment assigned to the Orthopaedic reporting unit was not impaired.

In accordance with the requirements of SFAS 142, the Company tested goodwill and other indefinite life intangible assets for impairment as of March 31, 2007.  The Company determined the value of the Orthopaedics reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  The Company then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedics reporting unit.  As a result of this process, the Company determined that the fair value of goodwill for the Orthopaedics reporting unit was $50.0 million.  The carrying value of Orthopaedics goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, the Company’s Trademark intangible asset, which has an indefinite life, was valued in accordance with SFAS 142 using a relief from royalty method, and using the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be  $18.6 million, net of deferred taxes.  The carrying value of the Trademark, net of deferred taxes was $20.9 million, resulting in an impairment charge of $2.3 million.

A summary of all charges for the impairment of goodwill and other intangible assets for the three months ended March 31, 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark, net of deferred taxes	20,904	18,591	2,313
Customer base	37,745	7,600	30,145
Developed technology	579	370	209
Total	$157,659	$76,606	$81,053

The impairment of goodwill is based on a preliminary calculation of the implied value of goodwill.  The amount of the goodwill impairment may change when this process is completed during the second quarter of 2007.

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three months ended March 31, 2007 and 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006

Cost of sales related amortization	$506	$506
Selling, general and administrative related amortization	3,795	3,795
Total amortization reported	$4,301	$4,301

3.  Stock-Based Compensation

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

                As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value. At March 31, 2007,  the Company determined that the fair value of Accellent Holdings Corp. common stock had decreased from $5.00 per share at December 31, 2006 to $4.50 per share at March 31, 2007.  The decrease in value was primarily attributable to adverse business conditions impacting the Company’s Orthopaedics reporting unit.  The decrease in value of Accellent Holdings Corp. common stock resulted in a $2.1 million decrease in the Company’s liability for Roll-Over options.  Additionally, as a result of the exercise of Roll-Over options during the three months ended March 31, 2007, the Company was required to repurchase 56,214 options at a cost of $154,937 to satisfy employee tax obligations. As of March 31, 2007, the Company had 4,204,450 Roll-Over options outstanding at an aggregate fair value of $14,302,521 which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2007:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2007	$16,814,056	4,305,358
Shares repurchased	(154,937)	(56,214)
Shares exercised	(223,467)	(44,694)
Fair value adjustment of liability	(2,133,131)	—
Balance at March 31, 2007	$14,302,521	4,204,450

The Company’s Roll-Over options have an exercise price of $1.25, and a fair value of $4.00 as of the date of the Transaction.  As of March 31, 2007 and December 31, 2006, the Roll-Over options had a fair value of $3.40 and $3.91, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months Ended March 31, 2007	Three months Ended December 31, 2006
Expected term to exercise	4.3 years	4.3 years
Expected volatility	28.83%	27.74%
Risk-free rate	4.49%	4.79%
Dividend yield	0%	0%

There were no Time-Based and Performance-Based options granted during the three months ended March 31, 2007.

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options include an estimate of the fair value of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at each stock measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of Accellent Holdings Corp. common stock.  Third party valuations are utilized periodically to validate assumptions made.

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

For the three months ended March 31, 2007, the Company recognized a credit for employee stock-based compensation expense of $1,870,428 including a $39,990 credit recorded to cost of sales and a $1,830,438 credit recorded to selling, general and administrative expenses. The Company records employee stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.  The Company has determined that the achievement of performance targets for all Performance-Based options is not probable at March 31, 2007.   If in the event that financial growth targets are achieved in future periods, the Company would be required to record employee stock-based compensation expense for the Performance-Based options once the achievement of financial growth targets becomes probable.  Stock option transaction activity during the three months ended March 31, 2007 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	4,474,514	$5.00	4,305,358	$1.25
Granted	—	—	—	—
Exercised/ repurchased	—	—	(100,908)	1.25
Forfeited	(409,541)	5.00	—	—
Outstanding at March 31, 2007	4,064,973	$5.00	4,204,450	$1.25
Exercisable at March 31, 2007	367,884	$5.00	4,204,450	$1.25

As of March 31, 2007, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 8.8 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of March 31, 2007.

As of March 31, 2007, the weighted average remaining contractual life of the Roll-Over options was 6.5 years.  The aggregate intrinsic value of the Roll-Over options was $13.7 million as of March 31, 2007.  The total intrinsic value of Roll-Over options settled during the three months ended March 31, 2007 was $0.4 million.

As of March 31, 2007, the Company had approximately $2.2 million of unearned stock-based compensation expense that will be recognized over approximately 3.8 years based on the remaining weighted average vesting period of all outstanding stock options.

At March 31, 2007, 10,309,660 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended March 31, 2007, the Company recorded $474,000 of non-employee stock based compensation, including $24,000 of Accellent Holdings Corp. phantom stock earned by directors of Accellent Holdings Corp. in accordance with the Directors’ Deferred Compensation Plan, and $450,000 of stock earned by Capstone Consulting (“Capstone”) for integration consulting services.  For a further discussion of Capstone, see Note 11.

4.  Restructuring Charges

The Company accounts for restructuring activities in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146), and recognized $0.7 million of restructuring charges during the quarter ended March 31, 2007 which consisted almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

The Company recognized $1.7 million of restructuring charges during the quarter ended March 31, 2006, including $1.2 million of severance costs and $0.5 million of other exit costs. Severance costs include $1.0 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.1 million for the elimination of 120 manufacturing positions in the Company’s Juarez, Mexico facility due to the pending expiration of a customer contract and $0.1 million to record retention bonuses earned. Other exit costs relate primarily to the cost to transfer production from facilities that were closing, to other existing facilities of the Company.

The following table summarizes the recorded accruals and activity related to restructuring (in thousands):

	Severance	Other costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	649	23	672
Payments	(1,014)	(77)	(1,091)
Balance as of March 31, 2007	$1,372	$137	$1,509

The accrued restructuring balance of $1.5 million at March 31, 2007 consists primarily of $1.4 million of severance costs for the various cost reduction initiatives implemented during 2006, and $0.1 million of facility closure costs relating to the integration of Medsource.  All accrued restructuring costs at March 31, 2007 are expected to be paid during fiscal year 2007.

5.  Comprehensive Loss

Comprehensive loss represents net loss plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments on the Company’s cash flows related to interest obligations. For the three months ended March 31, 2007 and 2006, the Company recorded comprehensive loss of the following (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net loss	$(85,748)	$(6,662)
Loss on interest rate hedging instruments	(901)	—
Cumulative translation adjustments	109	124
Comprehensive loss	$(86,540)	$(6,538)

6.  Inventories

Inventories at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$22,216	$22,556
Work-in-process	22,732	20,354
Finished goods	17,534	15,052
Total	$62,482	$57,962

7.  Short-term and long-term debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Credit Agreement dated November 22, 2005, term loan, interest 7.36% at March 31, 2007 and 7.37% at December 31, 2006	$395,000	$396,000
Credit agreement dated November 22, 2005, revolving loan, interest at 9.5% at December 31, 2006 and March 31, 2007	8,000	3,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	18	21
Total debt	708,018	704,021
Less—unamortized discount on senior subordinated notes	(3,366)	(3,492)
Less—current portion	(4,012)	(4,014)
Long-term debt, excluding current portion	$700,640	$696,515

The Company’s senior secured credit facility (the “Credit Agreement”) includes up to $75.0 million available under a revolving credit facility.  During the three months ended March 31, 2007, the Company drew $13.0 million in revolving credit loans under the Credit Agreement, and repaid $8.0 million in revolving credit loans.  As of March 31, 2007 the outstanding balance on the revolving credit facility was $8.0 million, while $6.0 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $61.0 million available for additional borrowings.

As of March 31, 2007, the Company was in compliance with the covenants under the Credit Agreement and the Senior Subordinated Notes (the  “Notes”).  On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment revises certain financial ratios and increases interest rates charged on both term loans and revolving credit loans under the Credit Agreement.  The Amendment is effective April 27, 2007.

As a result of the Amendment, the maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) may not exceed 8.50 to 1.00 through the quarter ended September 30, 2008, 8.00 to 1.00 for the next four quarters, declines thereafter by 1.00x on an annual basis until September 30, 2012 and declines to 4.50 to 1.00 on October 1, 2012.  The minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”) is amended to not be less than 1.25 to 1.00 through the quarter ended September 30, 2008, and increases on October 1 of each year through 2012 commencing October 1, 2008 to 1.35x, 1.55x, 1.75x, 2.00x and 2.10x.

In addition, the Amendment provides that for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the “Applicable Rate” as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases the Applicable Rate and commitment fees are as currently provided for in the original facility.  The Amendment also provides that for the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

In connection with the amendment, the Company paid approximately $1.7 million of fees to the lenders under the facility, inclusive of reimbursement of lender expenses.

Interest expense, net, as presented in the statement of operations for the three months ended March 31, 2007 and 2006 includes interest income of $62,170 and $26,531, respectively.

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at March 31, 2007, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

Borrowings under the Credit Agreement have variable interest rates. The Company has entered into interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates. The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the three months ended March 31, 2007, the Company recorded other comprehensive loss of $901,039 relating to the change in fair value for the effective portion of the interest rate swap, and other expense of $20,917 relating to the change in fair value for the ineffective portion of the interest rate swap. The fair value of the interest rate swap asset at March 31, 2007 was $315,932.  The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense).  For the three months ended March 31, 2007, the Company recorded other expense of $63,196 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at March 31, 2007 was $89,886.

8.  Income taxes

Income tax expense for the first three months of 2007 was $1.4 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.6 million of foreign income taxes and $0.1 million of state income taxes.  Income tax expense for the first three months of 2006 was $1.7 million and included $0.7 million of deferred income taxes for the different book and tax treatment of goodwill, $0.5 million of state income taxes and $0.5 million of foreign income taxes.  The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $14.7 million and $15.3 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of March 31, 2007 and December 31, 2006, respectively, relating to certain intangible assets.

The Company or certain of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As a result of the Company’s ability to carry forward federal and state net operating losses, the applicable tax years remain open to examination until three years after the applicable loss carry forwards have been used or expire. The Company is no longer subject to U.S. federal income tax examinations for years before 2003.  With a few exceptions, the Company is no longer subject to U.S. state or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized approximately a $0.5 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.  The liability recorded for unrecognized tax benefits as of January 1, 2007 was $3.5 million, all of which would have an affect on the effective income tax rate in the period recognized.  The Company expects that its liability for unrecognized tax benefits will increase $0.2 million during the year ended December 31, 2007, which includes a $0.5 million increase for tax positions related to 2007, partially offset by a $0.3 million decrease for statute expirations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had approximately $0.2 million and $0.2 million for the payment of interest and penalties, respectively, accrued at January 1, 2007.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Beginning balance	$624,058	$641,948
Exercise of stock options	223	—
Repurchase of parent company common stock	—	(78)
Reclassification of Roll-Over options	—	(19,595)
Stock-based compensation expense	263	1,710
Ending balance	$624,544	$623,985

10.  Pension Plans

Components of the Company’s net periodic pension cost for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Service cost	$16	$26
Interest cost	41	36
Expected return of plan assets	(18)	(15)
Recognized net actuarial loss	—	8
	$39	$55

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2007, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $94,000 for fiscal year 2007.

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three months ended March 31, 2007 and 2006, the Company incurred KKR management fees and related expenses of $0.3 million.  As of March 31, 2007, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, an entity to whom KKR provides financing, Capstone, provides integration consulting services to the Company.  For the three months ended March 31, 2007 and 2006, the Company incurred $0.6 million and $0.2 million, respectively, of integration consulting fees for the services of Capstone.  As of March 31, 2007 the Company owed Capstone $0.6 million for unpaid consulting fees, $0.1 million of which are included in current accrued expenses on the condensed consolidated balance sheet and $0.5 million to be paid in common stock of Accellent Holdings Corp. which is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The following tables present the unaudited consolidating statements of operations for three months ended March 31, 2007 and 2006 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006.

Consolidating Statements of Operations —
Three months ended March 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$105,543	$6,170	$(230)	$111,483
Cost of sales	—	76,719	3,855	(230)	80,344
Selling, general and administrative expenses	24	11,828	637	—	12,489
Research and development expenses	—	615	125	—	740
Restructuring and other charges	—	672	—	—	672
Amortization of intangibles	4,301	—	—	—	4,301
Impairment of goodwill and other intangible assets	81,053	—	—	—	81,053
(Loss) income from operations	(85,378)	15,709	1,553	—	(68,116)
Interest expense	(16,155)	(2)	—	—	(16,157)
Loss on derivative instruments	(84)	—	—	—	(84)
Other (expense) income	—	(79)	100	—	21
Equity in earnings of affiliates	15,869	1,223	—	(17,092)	—
Income tax expense	—	982	430	—	1,412
Net (loss) income	$(85,748)	$15,869	$1,223	$(17,092)	$(85,748)

Consolidating Statements of Operations —
Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,768	$5,108	$(196)	$121,680
Cost of sales	6,422	81,015	3,106	(196)	90,347
Selling, general and administrative expenses	—	16,486	494	—	16,980
Research and development expenses	—	877	99	—	976
Restructuring and other charges	—	1,730	—	—	1,730
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(10,723)	16,660	1,409	—	7,346
Interest expense	(15,727)	(35)	—	—	(15,762)
Gain on derivative instruments	3,454	—	—	—	3,454
Other (expense) income	—	(108)	82	—	(26)
Equity in earnings of affiliates	16,334	1,084	—	(17,418)	—
Income tax expense	—	1,267	407	—	1,674
Net (loss) income	$(6,662)	$16,334	$1,084	$(17,418)	$(6,662)

Condensed Consolidating Balance Sheets

March 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,983	$2,226	$—	$9,209
Receivables, net	—	49,770	2,575	(140)	52,205
Inventories	—	59,024	3,458	—	62,482
Prepaid expenses and other	84	3,785	158	—	4,027
Total current assets	84	119,562	8,417	(140)	127,923
Property, plant and equipment, net	—	121,410	9,353	—	130,763
Intercompany receivable	18,981	—	5,127	(24,108)	—
Investment in subsidiaries	163,673	16,805	—	(180,478)	—
Goodwill	798,827	—	—	—	798,827
Intangibles, net	220,649	—	—	—	220,649
Deferred financing costs and other assets	21,006	1,094	100	—	22,200
Total assets	$1,223,220	$258,871	$22,997	$(204,726)	$1,300,362

Current portion of long-term debt	$4,000	$12	$—	$—	$4,012
Accounts payable	—	20,886	1,516	(146)	22,256
Accrued liabilities	3,191	31,571	2,332	—	37,094
Total current liabilities	7,191	52,469	3,848	(146)	63,362
Note payable and long-term debt	700,634	6	—	—	700,640
Other long-term liabilities	14,885	42,723	2,344	(23,289)	36,663
Total liabilities	722,710	95,198	6,192	(23,435)	800,665
Equity	500,510	163,673	16,805	(181,291)	499,697
Total liabilities and equity	$1,223,220	$258,871	$22,997	$(204,726)	$1,300,362

Condensed Consolidating Balance Sheets

December 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$693	$2,053	$—	$2,746
Receivables, net	—	47,837	2,195	(38)	49,994
Inventories	—	54,927	3,035	—	57,962
Prepaid expenses and other	117	3,901	151	—	4,169
Total current assets	117	107,358	7,434	(38)	114,871
Property, plant and equipment, net	—	119,692	8,881	—	128,573
Intercompany receivable	21,628	101,548	5,080	(128,256)	—
Investment in subsidiaries	147,694	15,478	—	(163,172)	—
Goodwill	847,213	—	—	—	847,213
Intangibles, net	258,904	—	—	—	258,904
Other assets, net	22,855	1,078	100	—	24,033
Total assets	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Current portion of long-term debt	$4,000	$14	$—	$—	$4,014
Accounts payable	7	18,929	1,440	(38)	20,338
Accrued liabilities	(5,390)	30,355	2,297	—	27,262
Total current liabilities	(1,383)	49,298	3,737	(38)	51,614
Note payable and long-term debt	696,508	7	—	—	696,515
Other long-term liabilities	17,026	148,155	2,280	(128,256)	39,205
Total liabilities	712,151	197,460	6,017	(128,294)	787,334
Equity	586,260	147,694	15,478	(163,172)	586,260
Total liabilities and equity	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Consolidating Statements of Cash Flows—

Three months ended March 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,464)	$15,149	$977	$—	$8,662
Cash flows from investing activities:
Purchase of property and equipment	—	(5,544)	(767)	—	(6,311)
Proceeds from sale of equipment	—	104	—	—	104
Net cash used in investing activities	—	(5,440)	(767)	—	(6,207)
Cash flows from financing activities:
Proceeds from long-term debt	13,000	—	—	—	13,000
Principal payments on long-term debt	(9,000)	(4)	—	—	(9,004)
Intercompany receipts (advances)	3,464	(3,417)	(47)	—	—
Cash flows provided by (used in) financing activities	7,464	(3,421)	(47)	—	3,996
Effect of exchange rate changes in cash	—	2	10	—	12
Net decrease in cash and cash equivalents	—	6,290	173	—	6,463
Cash and cash equivalents, beginning of year	—	693	2,053	—	2,746
Cash and cash equivalents, end of period	$—	$6,983	$2,226	$—	$9,209

Consolidating Statements of Cash Flows—

Three months ended March 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,890)	$4,879	$1,050	$—	$1,039
Cash flows from investing activities:
Purchase of property and equipment	—	(8,401)	(731)	—	(9,132)
Transferred assets	5	(5)	—	—	—
Proceeds from sale of equipment	—	217	—	—	217
Acquisition of business	—	(117)	—	—	(117)
Net cash provided by (used in) investing activities	5	(8,306)	(731)	—	(9,032)
Cash flows from financing activities:
Proceeds from debt	5,000	—	—	—	5,000
Principal payments on long-term debt	(1,000)	(26)	—	—	(1,026)
Intercompany receipts (advances)	1,915	(710)	(1,205)	—	—
Repurchase of parent company stock	(78)	—	—	—	(78)
Deferred financing fees	(952)	—	—	—	(952)
Cash flows provided by (used in) financing activities	4,885	(736)	(1,205)	—	2,944
Effect of exchange rate changes in cash	—	11	30	—	41
Net decrease in cash and cash equivalents	—	(4,152)	(856)	—	(5,008)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$2,661	$1,000	$—	$3,661

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,”  “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 13, 2007 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2006. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams from these large customers across separate divisions and multiple products.  During the first three months of 2007, our top 10 customers accounted for approximately 56.2% of net sales with two customers each accounting for greater than 10% of net sales.   Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation.  This transfer was complete as of the end of our second quarter of 2006.   We expect our 2007 net sales from Boston Scientific relating to the transferred products to decrease annually by approximately $11 million as compared to our 2006 sales of these products to Boston Scientific.

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the “Transaction”).

Our Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics net sales, and an operating loss for this reporting unit.  In addition, our quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in Orthopaedics net sales and operating profitability would take longer than originally anticipated.  We determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).  As a result of these impairment tests, we recorded an impairment charge of $81.1 million in the first quarter of 2007.  Our goodwill impairment is based on a preliminary calculation of the implied value of goodwill.  The amount of the goodwill impairment may change when this process is completed during the second quarter of 2007.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three months ended March 31, 2007 and 2006, presented as a percentage of net sales.

	Three months ended March 31, 2007	Three months ended March 31, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%
Cost of Sales	72.1	74.2
Gross Profit	27.9	25.8
Selling, General and Administrative Expenses	11.2	14.0
Research and Development Expenses	0.7	0.8
Restructuring and Other Charges	0.6	1.4
Amortization of Intangibles	3.8	3.6
Impairment of goodwill and other intangible assets	72.7	—
Income from Operations	(61.1)	6.0

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

Net sales for the first quarter of 2007 were $111.5 million, a decrease of $10.2 million, or 8%, compared to net sales of $121.7 million for the first quarter of 2006. The decrease in net sales is the result of  the Boston Scientific transfers which decreased net sales by $6.0 million, and a $4.2 million decrease in sales volume, primarily in the orthopaedic market. Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first quarter of 2007.

Gross Profit

Gross profit for the first quarter of 2007 was $31.1 million as compared to $31.3 million for the first quarter of 2006.   The $0.2 million decrease in gross profit was a result of a decrease in sales volume which reduced gross profit by $6.6 million, partially offset by $6.4 million of costs incurred during the first quarter of 2006 for the sell through of inventory stepped up as a result of the Transaction.

Gross margin was 27.9% of net sales for the first quarter of 2007 as compared to 25.8% of net sales for the first quarter of 2006.  The increase in gross margin was primarily due to costs incurred during the first quarter of 2006 for the sell through of inventory stepped up as a result of the Transaction, partially offset by the impact of lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $12.5 million for the first quarter of 2007 compared to $17.0 million for the first quarter of 2006.   The $4.5 million decrease in SG&A expenses was primarily due to a reduction in non-cash stock-based compensation expense of $3.4 million, a $1.1 million reduction in compensation and benefit expenses and $0.4 million reduction in travel costs.  Offsetting the decreases in SG&A expenses were an additional $0.4 million in consulting costs incurred for Transaction integration.

The reduction in non-cash stock-based compensation expense was due in part to a $2.1 million credit recorded for non-cash stock-based compensation during the first quarter of 2007 to reflect the decrease in fair value of our liability for certain stock options rolled over by management in the Transaction.  The liability for these stock options decreased due to the decrease in fair value of Accellent Holdings Corp. common stock from $5.00 per share at December 31, 2006 to $4.50 per share at March

31, 2007.  The decrease in value was primarily attributable to adverse business conditions impacting our Orthopaedics reporting unit.

SG&A expenses were 11.2% of net sales for the first quarter of 2007 compared to 14.0% of net sales for the first quarter of 2006. The lower 2007 percentage was driven by decreases in non-cash stock-based compensation expenses and lower compensation related expenses.

Research and Development Expenses

Research and development, or R&D, expenses for the first quarter of 2007 were $0.7 million compared to $1.0 million for the first quarter of 2006, primarily due to salaries and related benefits.

Restructuring and Other Charges

We record restructuring costs in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146).  During the first quarter of 2007, we recognized $0.7 million of restructuring charges consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

In accordance with the guidance of SFAS 146, we recognized $1.7 million of restructuring charges during the first quarter of 2006, including $1.2 million of severance costs and $0.5 million of other exit costs.  Severance costs include $1.0 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.1 million for the elimination of 120 manufacturing positions in our Juarez, Mexico facility due to the expiration of a customer contract and $0.1 million for retention bonuses earned.  Other exit costs relate primarily to the cost to transfer production from facilities that were closing to our other existing facilities.

The following table summarizes the recorded accruals and activity related to restructuring for the first quarter of 2007 (in thousands):

	Severance	Other Costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	649	23	672
Payments	(1,014)	(77)	(1,091)
Balance as of March 31, 2007	$1,372	$137	$1,509

Amortization

Amortization of intangible assets was $4.3 million for the first quarter of 2007 and 2006, and results from the recognition of periodic expense attributed to the economic benfits derived from certain intangible assets recorded in connection with the Transaction.

Impairment of Goodwill and Other Intangible Assets

We tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets to be below their respective carrying values.  We utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of the Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of the Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of the Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

In accordance with the requirements of SFAS 142, we tested goodwill and other indefinite life intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  We determined the value of the Orthopaedics reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedics reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedics reporting unit was $50.0 million.  The carrying value of Orthopaedics goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $18.6 million, net of deferred taxes.  The carrying value of the Trademark, net of deferred taxes was $20.9 million, resulting in an impairment charge of $2.3 million.

A summary of all charges for the impairment of goodwill and other intangible assets for our first quarter of 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark, net of deferred taxes	20,904	18,591	2,313
Customer Base	37,745	7,600	30,145
Developed Technology	579	370	209
Total	$157,659	$76,606	$81,053

Interest Expense, net

Interest expense, net, increased $0.4 million to $16.2 million for the first quarter of 2007, compared to $15.8 million for the first quarter of 2006.  The increase was primarily the result of higher interest rates on our senior secured credit facility (the “Credit Agreement”).

Loss on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Credit Agreement.  During the first quarter of 2007, we incurred $0.1 million of unrealized losses on our derivative instruments.  During the first quarter of 2006, we recorded a gain of $3.5 million on our derivative instruments, comprised primarily of unrealized gains in the change in fair value of the instrument.  Our interest rate swap contract was redesigned as a cash flow hedge during the fourth quarter of 2006, therefore changes in the fair value of the interest rate swap during the first quarter of 2007 have been recorded as a component of other comprehensive income.

Income Tax Expense

Income tax expense for the first quarter of 2007 was $1.4 million and included $0.7 million of deferred income taxes for the difference between book and tax treatment of goodwill, $0.1 million of state income taxes and $0.6 million of foreign income taxes.  Income tax expense for the first quarter of 2006 was $1.7 million and included $0.7 million of deferred income taxes for the different book and tax treatment of goodwill, $0.5 million of state income taxes, and $0.5 million of foreign income taxes.

Liquidity and Capital Resources

Our principal source of liquidity are our cash flows from operations and borrowings under our Credit Agreement, entered into in conjunction with the Transaction, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At March 31, 2007, we had $6.0 million of letters of credit outstanding and $8.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our Credit Agreement resulting in $61.0 million available under the revolving credit facility.

During the first quarter of 2007, cash provided by operating activities was $8.7 million compared to $1.0 million for the first quarter of 2006.  The increase in cash provided by operations is primarily due to a $10.1 million reduction in operating assets and liabilities due primarily to smaller increases in inventories and accounts receivable, and $0.7 million in lower payments to repurchase stock options from terminating employees.  These increases in cash provided by operations were partially offset by a $3.1 million reduction in profits due to lower net sales.

During the first quarter of 2007, cash used in investing activities totaled $6.2 million compared to $9.0 million for the first quarter of 2006. The decrease in cash used in investing activities was attributable to lower capital spending costs incurred during the first quarter of 2007.  The decrease in capital expenditures is primarily due to timing, as we expect capital expenditures for the 2007 fiscal year to be consistent with the amount spent during fiscal year 2006.  Capital expenditures incurred during the first quarter of 2007 included $1.1 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, compared to $1.9 million in the same period of 2006.

During the first quarter of 2007, cash provided by financing activities was $4.0 million compared to $3.0 million for the first quarter of 2006.  The increase was due to deferred financing costs of $1.0 million incurred during the 2006 period.

We anticipate that we will spend an additional $21.0 to $23.0 million on capital expenditures for the remainder of 2007. Our Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results. On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment increases the maximum Leverage Ratio and decreases the minimum Coverage Ratio, as well as increases interest rates charged on both term loans and revolving credit loans under the Credit Agreement.  The Amendment is effective April 27, 2007.

As a result of the Amendment, the Leverage Ratio may not exceed 8.50 to 1.00 through the quarter ended September 30, 2008, 8.00 to 1.00 for the next four quarters, declines thereafter by 1.00x on an annual basis until September 30, 2012 and declines to 4.50 to 1.00 on October 1, 2012.  The Coverage Ratio is amended to not be less than 1.25 to 1.00 through the quarter ended September 30, 2008, and increases on October 1 of each year through 2012 commencing October 1, 2008 to 1.35x, 1.55x, 1.75x, 2.00x and 2.10x.

In addition, the Amendment provides that for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the “Applicable Rate” as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases the Applicable Rate and commitment fees are as currently provided for in the original facility.  The Amendment also provides that for the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

If the Amendment had been in place on March 31, 2007, the interest  rate payable on the term loan portion of the Credit Agreement would have increased by 0.5%, and the interest payable on the revolving credit portion of the Credit Agreement would have increased by 0.25%.

In connection with the amendment, we paid approximately $1.7 million of fees to the lenders under the facility, inclusive of reimbursement of lender expenses.

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

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our Credit Agreement. Adjusted EBITDA is a material component of these covenants.  For instance, the indenture governing the senior subordinated notes and our Credit Agreement contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our Credit Agreement could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
RECONCILIATION OF NET INCOME TO EBITDA:
Net income (loss)	$(85,748)	$(6,662)
Interest expense, net	16,157	15,762
Income tax expense	1,412	1,674
Depreciation and amortization	9,052	8,173
EBITDA	$(59,127)	$18,947

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
EBITDA	$(59,127)	$18,947
Adjustments:
Goodwill and intangible asset impairment charge	81,053	—
Restructuring and other charges	672	1,730
Stock-based compensation — employees	(1,870)	1,712
Stock-based compensation — non-employees	474	—
Employee severance and relocation	97	81
Chief executive recruiting costs	225	—
Impact of inventory step-up related to inventory sold	—	6,422
Currency translation loss	44	—
Loss (gain) on derivative instruments	84	(3,454)
(Gain) loss on sale of property and equipment	(62)	18
Management fees to stockholder	293	250
Adjusted EBITDA	$21,883	$25,706

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2007 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$568,332	$34,110	$67,324	$73,858	$393,040
Senior subordinated notes (1)	521,614	32,470	64,940	64,940	359,264
Capital leases	21	14	7	—	—
Operating leases	45,056	5,997	11,603	10,760	16,696
Purchase obligations (2)	23,291	23,291	—	—	—
Other long-term obligations (3)	36,663	2,616	556	13,081	20,410
Total	$1,194,977	$98,498	$144,430	$162,639	$789,410

(1)             Includes principal and interest payments.

(2)             Purchase obligations consist of commitments for material, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)             Other long-term obligations includes share-based payment obligations of $14.9 million, environmental remediation obligations of $3.7 million, accrued compensation and pension benefits of $2.8 million, deferred income taxes of $14.7 million and other obligations of $0.6 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our allowance for sales returns was $0.6 million  and $1.1 million at March 31, 2007 and December 31, 2006, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.  Our allowance for doubtful accounts was $0.9 million at March 31, 2007 and December 31, 2006.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  In accordance with SFAS No. 142, goodwill and our other indefinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other indefinite life intangible assets to three operating segments. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge. We performed an interim impairment test on the goodwill and other indefinite life intangible assets during the first quarter of 2007, and as a result, recorded an impairment charge of $50.7 million.  Our goodwill impairment is based on a preliminary calculation of the implied value of goodwill.  The amount of the goodwill impairment may change when this process is completed during the second quarter of 2007.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.  We performed an interim impairment test on certain Orthopaedic reporting unit intangible assets during the first quarter of 2007, and as a result, recorded an impairment charge of $30.4 million.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at March 31, 2007 and December 31, 2006 were $3.7 million and $3.1 million, respectively.

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

Share Based Payments.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method, which requires that we record stock compensation expense for all unvested and new awards as of the adoption date.  Accordingly, prior period amounts have not been restated.  Under the fair value provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected term of stock options, expected volatility of the underlying stock, and the number of stock-based awards expected to be forfeited due to future terminations.  In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals.  Differences between actual results and these estimates could have a material impact on our financial results.

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

We also provide liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisidictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” of being sustained if examined by tax authorities.  At January 1, 2007, we had $3.5 million accrued for uncertain tax positions, and we expect this liability to increase by approximately $0.2 million by December 31, 2007.

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

New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  We adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million.  For a further discussion of FIN 48, see Note 8 to our unaudited condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or 106. The statement has also new provisions regarding the measurement date as well as certain disclosure requirements. The statement is effective for our 2007 year end and we will adopt the statement at that time. We believe that the adoption of SFAS 158 will not have a material effect on our results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liablilities — including an amendment of FASB No. 115,” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company is still evaluating the impact that the adoption of SFAS 159 will have on its results of operations, cash flows or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at March 31, 2007 of $395.0 million with an interest rate of 7.36%. We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At March 31, 2007, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At March 31, 2007, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At March 31, 2007, the notional amount of the collar contract in place was $100.0 million and will decrease to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican peso. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the first quarter of 2007, we completed the fifth manufacturing location implementation of Oracle.  The implementation of Oracle during the first quarter of 2007 modified our existing controls to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2007.

Our ability to pay dividends is restricted by our senior secured credit facility and the indenture governing the senior subordinated notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Accellent Inc.’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Executive Chairman
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Executive Chairman
32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 14, 2007	By:	/s/ KENNETH W. FREEMAN
Kenneth W. Freeman
Executive Chairman (Principal Executive Officer)

Accellent Inc.

May 14, 2007	By:	/s/ STEWART A. FISHER
Stewart A. Fisher
Chief Financial Officer, Executive Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.