Form 10-Q
period 2007-06-30
ACCELLENT INC
filed 2007-08-03
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,381	$2,746
Accounts receivable, net of allowances of $1,329 and $1,913, respectively	51,544	49,994
Inventories	65,963	57,962
Prepaid expenses and other current assets	4,255	4,169
Total current assets	130,143	114,871
Property and equipment, net	130,887	128,573
Goodwill	798,827	847,213
Intangibles, net	216,914	258,904
Deferred financing costs and other assets	25,382	24,033
Total assets	$1,302,153	$1,373,594
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,010	$4,014
Accounts payable	24,194	20,338
Accrued payroll and benefits	8,906	7,022
Accrued interest	5,419	5,171
Accrued income taxes	3,864	2,601
Accrued expenses	12,004	12,468
Total current liabilities	58,397	51,614
Notes payable and long-term debt	710,764	696,515
Other long-term liabilities	35,177	39,205
Total liabilities	804,338	787,334
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	624,221	624,058
Accumulated other comprehensive income	5,001	3,263
Accumulated deficit, including an adjustment of $(509) for the cumulative effect of a change in accounting principle at January 1, 2007	(131,407)	(41,061)
Total stockholder’s equity	497,815	586,260
Total liabilities and stockholder’s equity	$1,302,153	$1,373,594

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2007 and 2006
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$119,081	$124,727	$230,565	$246,408
Cost of sales (exclusive of amortization)	88,756	85,196	169,103	175,545
Gross profit	30,325	39,531	61,462	70,863
Selling, general and administrative expenses	11,740	16,278	24,227	33,259
Research and development expenses	611	896	1,351	1,872
Restructuring charges	36	568	708	2,297
Amortization of intangibles	3,735	4,301	8,036	8,602
Impairment of goodwill and other intangible assets	1,287	—	82,340	—
Income (loss) from operations	12,916	17,488	(55,200)	24,833
Interest expense, net	(16,757)	(16,312)	(32,914)	(32,073)
Gain on derivative instruments	142	2,646	58	6,100
Other expense	(115)	(395)	(94)	(421)
(Loss) income before income taxes	(3,814)	3,427	(88,150)	(1,561)
Income tax expense	274	1,190	1,686	2,864
Net (loss) income	$(4,088)	$2,237	$(89,836)	$(4,425)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(in thousands)

	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES:
Net loss	$(89,836)	$(4,425)
Cash provided by operating activities:
Depreciation and amortization	17,736	16,652
Amortization of debt discounts and non-cash interest expense	2,000	1,942
Impairment charge	82,340	—
Deferred income taxes	141	1,434
Stock-based compensation (credit) expense	(3,720)	3,261
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized gain on derivative instruments	(58)	(6,051)
(Gain) loss on disposal of assets	(29)	175
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(1,464)	(5,809)
Increase in inventories	(7,909)	(5,539)
(Increase) decrease in prepaid expenses and other	(84)	429
Increase (decrease) in accounts payable and accrued expenses	5,822	(3,440)
Repurchase of employee stock options	(395)	(1,841)
Net cash provided by operating activities	4,544	3,210
INVESTING ACTIVITIES:
Purchase of property and equipment	(11,417)	(16,233)
Proceeds from sale of assets	119	354
Proceeds from note receivable	—	199
Acquisition of business	—	(112)
Net cash used in investing activities	(11,298)	(15,792)
FINANCING ACTIVITIES:
Proceeds from long-term debt	34,000	17,000
Principal payments on long-term debt	(20,008)	(10,047)
Repurchase of parent company common stock	—	(89)
Deferred financing fees	(1,657)	(1,384)
Net cash provided by financing activities	12,335	5,480
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	54	74
Increase (decrease) in cash and cash equivalents	5,635	(7,028)
Cash and cash equivalents at beginning of period	2,746	8,669
Cash and cash equivalents at end of period	$8,381	$1,641

Supplemental disclosure:
Cash paid for interest	$30,667	$31,050
Cash paid for income taxes	791	3,058
Property and equipment purchases included in accounts payable	1,661	3,070

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet data at December 31, 2006 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

Nature of Operations

The Company is engaged in providing product development and design services, custom manufacturing of components, assembly of finished devices and supply chain management services primarily for the medical device industry. Sales are focused in both domestic and European markets.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The Company adopted FIN 48 on January 1, 2007 which increased its estimated tax liabilities by $0.5 million, and increased its accumulated deficit by the same amount as of the date of adoption.  For a further discussion of FIN 48, see Note 8.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115,” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company is still evaluating the impact that the adoption of SFAS 159 will have on its results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of 2007 and there was no impact to the consolidated financial statements.

2.	Intangible Assets

The Company’s Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics net sales, and an operating loss for this reporting unit.  In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in Orthopaedics net sales and operating profitability would take longer than originally anticipated during fiscal 2006.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).

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

In accordance with the requirements of SFAS 142, the Company tested goodwill and other indefinite life intangible assets for impairment as of March 31, 2007.  The Company determined the value of the Orthopaedics reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  The Company then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedics reporting unit.  As a result of this process, the Company determined that the fair value of goodwill for the Orthopaedics reporting unit was $50.0 million.  The carrying value of Orthopaedics goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, the Company’s Trademark intangible asset, which has an indefinite life, was valued in accordance with SFAS 142 using a relief from royalty method, and using the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be  $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  The Company recorded an additional impairment charge of $1.3 million for the second quarter of 2007 to revise the impairment charge to the final determined amount.

A summary of all charges for the impairment of goodwill and other intangible assets for the six months ended June 30, 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark	33,000	29,400	3,600
Customer base	37,745	7,600	30,145
Developed technology	579	370	209
Total	$169,755	$87,415	$82,340

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three and six months ended June 30, 2007 and 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cost of sales related amortization	$497	$506	$1,003	$1,012
Selling, general and administrative related amortization	3,238	3,795	7,033	7,590
Total amortization reported	$3,735	$4,301	$8,036	$8,602

3.  Stock-Based Compensation

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”).  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. (“AHC”) upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

           As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of AHC.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS No. 123R, “Share Based Payment” (SFAS 123R), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value. During the three and six months ended June 30, 2007, the Company reduced the fair value of the Roll-Over options by $2.2 million and $4.3 million, respectively, due primarily to a reduction in the fair value of AHC common stock.  The decrease in the value of AHC common stock was primarily attributable to adverse business conditions impacting the Company’s Orthopaedics reporting unit.  Additionally, as a result of the exercise of Roll-Over options during the six months ended June 30, 2007, the Company was required to repurchase 144,214 options at a cost of $394,937 to allow former employees to satisfy tax obligations.  As of June 30, 2007, the Company had 4,044,450 Roll-Over options outstanding at an aggregate fair value of $11,495,560 which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The table below summarizes the activity relating to the Roll-Over options during the six months ended June 30, 2007:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2007	$16,814,056	4,305,358
Shares repurchased	(394,937)	(144,214)
Shares exercised	(583,467)	(116,694)
Fair value adjustment of liability	(4,340,092)	—
Balance at June 30, 2007	$11,495,560	4,044,450

The Company’s Roll-Over options have an exercise price of $1.25, and a fair value of $4.00 as of the date of the Transaction.  As of June 30, 2007 and December 31, 2006, the Roll-Over options had a fair value of $2.84 and $3.91, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of June 30, 2007	As of December 31, 2006
Expected term to exercise	4.0 years	4.3 years
Expected volatility	24.00%	27.74%
Risk-free rate	4.92%	4.79%
Dividend yield	0%	0%

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

For the three months ended June 30, 2007, the Company recorded a credit for employee stock-based compensation expense of $2,890,119 including a $73,582 credit recorded to cost of sales and a $2,816,537 credit recorded to selling, general and administrative expenses.  For the six months ended June 30, 2007, the Company recognized a credit for employee stock-based compensation expense of $4,760,547 including a $113,571 credit recorded to cost of sales and a $4,646,976 credit recorded to selling, general and administrative expenses. The Company records employee stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.  The Company has determined that the achievement of performance targets for all Performance-Based options is not probable at June 30, 2007.   If in the event that financial growth targets are achieved in future periods, the Company would be required to record employee stock-based compensation expense for the Performance-Based options once the achievement of financial growth targets becomes probable.

Stock option transaction activity during the six months ended June 30, 2007 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	4,474,514	$5.00	4,305,358	$1.25
Granted	107,500	—	—	—
Exercised/ repurchased	—	—	(260,908)	1.25
Forfeited	(2,312,467)	5.00	—	—
Outstanding at June 30, 2007	2,269,547	$5.00	4,044,450	$1.25
Exercisable at June 30, 2007	349,704	$5.00	4,044,450	$1.25

As of June 30, 2007, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 8.7 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of June 30, 2007.

As of June 30, 2007, the weighted average remaining contractual life of the Roll-Over options was 6.2 years.  The aggregate intrinsic value of the Roll-Over options was $11.1 million as of June 30, 2007.  The total intrinsic value of Roll-Over options settled during the three months ended June 30, 2007 was $1.0 million.

As of June 30, 2007, the Company had approximately $1.4 million of unearned stock-based compensation expense that will be recognized over approximately 5.0 years based on the remaining weighted average vesting period of all outstanding stock options.

At June 30, 2007, 12,105,086 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended June 30, 2007, the Company recorded $566,667 of non-employee stock based compensation, including $6,667 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $400,000 of stock earned by Capstone Consulting (“Capstone”) for integration consulting services and $160,000 earned for executive recruitment services.  For a further discussion of Capstone, see Note 11.

During the six months ended June 30, 2007, the Company recorded $1,040,667 of non-employee stock-based compensation, including $30,667 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $850,000 of stock earned by Capstone for integration consulting services and $160,000 earned for executive recruiting services.

4.  Restructuring Charges

During the three and six month periods ended June 30, 2007 and 2006, all restructuring costs incurred by the Company were recorded in accordance with the guidance of SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities,” (SFAS 146).

During the three months ended June 30, 2007, the Company recognized $36,000 of restructuring charges to adjust certain severance payments for restructuring actions taken in prior periods.

The Company recognized $0.7 million of restructuring charges during the six months ended June 30, 2007 which consisted almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

During the three months ended June 30, 2006, the Company recognized $0.6 million of restructuring charges including $0.5 million of severance costs and $0.1 million of other exit costs.  Severance costs include $0.3 million for the elimination of 72 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million for other workforce reductions.  Other exit costs relate primarily to the cost of transferring production from a closed production facility to other production facilities of the Company.

The Company recognized $2.3 million of restructuring charges during the six months ended June 30, 2006, including $1.7 million of severance costs and $0.6 million of other exit costs. Severance costs include $1.1 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.4 million for the elimination of 170 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million for other workforce reductions.  Other exit costs relate primarily to the cost of transferring production from a closed production facility to other existing facilities of the Company.

The following table summarizes the recorded accruals and activity related to restructuring for the six months ended June 30, 2007 (in thousands):

	Severance	Other costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	684	24	708
Payments	(1,683)	(128)	(1,811)
Balance as of June 30, 2007	$738	$87	$825

The accrued restructuring balance of $0.8 million at June 30, 2007 consists primarily of $0.7 million of severance costs for the various cost reduction initiatives implemented during 2006, and $0.1 million of facility closure costs.  All accrued restructuring costs at June 30, 2007 are expected to be paid within twelve months.

5.  Comprehensive (Loss) Income

Comprehensive (loss) income represents net loss plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments on the Company’s cash flows related to interest obligations. For the three and six months ended June 30, 2007 and 2006, the Company recorded comprehensive (loss) income of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net (loss) income	$(4,088)	$2,237	$(89,836)	$(4,425)
Gain on interest rate hedging instruments	2,281	—	1,381	—
Cumulative translation adjustments	248	518	357	643
Comprehensive (loss) gain	$(1,559)	$2,755	$(88,098)	$(3,782)

6.  Inventories

Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$22,690	$22,556
Work-in-process	25,569	20,354
Finished goods	17,704	15,052
Total	$65,963	$57,962

7.  Short-term and long-term debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Credit Agreement dated November 22, 2005, term loan, interest 7.86% at June 30, 2007 and 7.37% at December 31, 2006	$394,000	$396,000
Credit Agreement dated November 22, 2005, revolving loan	19,000	3,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	13	21
Total debt	718,013	704,021
Less—unamortized discount on senior subordinated notes	(3,239)	(3,492)
Less—current portion	(4,010)	(4,014)
Long-term debt, excluding current portion	$710,764	$696,515

The Company’s senior secured credit facility (the “Credit Agreement”) includes up to $75.0 million available under a revolving credit facility.  During the six months ended June 30, 2007, the Company drew $34.0 million in revolving credit loans under the Credit Agreement, and repaid $18.0 million in revolving credit loans.  As of June 30, 2007 the outstanding balance on the revolving credit facility was $19.0 million, while $5.9 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $50.1 million available for additional borrowings.

The company has the option to select borrowing rates for the revolver portion of the Credit Agreement at ABR, defined under the Credit Agreement as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  As of June 30, 2007 the outstanding revolver balance of $19.0 million included $3.0 million at the ABR rate of 9.75% and $16.0 million at the LIBOR rate of 7.82%.  All of the $3.0 million of the outstanding revolver loans at December 31, 2006 incurred interest at the ABR rate of 9.5%.

As of June 30, 2007, the Company was in compliance with the covenants under the Credit Agreement and the Senior Subordinated Notes (the  “Notes”).  On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment revises certain financial ratios and increases interest rates charged on both term loans and revolving credit loans under the Credit Agreement.  The Amendment is effective April 27, 2007.

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

In connection with the amendment, the Company paid approximately $1.7 million of fees to the lenders under the facility, inclusive of reimbursement of lender expenses.  As these fees were paid to the lenders in connection with the modification of the Credit Agreement, these costs were capitalized as deferred financing fees.

Interest expense, net, as presented in the statement of operations for the three months ended June 30, 2007 and 2006 includes interest income of $69,100 and $64,692, respectively.

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at June 30, 2007, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

Borrowings under the Credit Agreement have variable interest rates. The Company has entered into interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates. The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the three months ended June 30, 2007, the Company recorded other comprehensive income of $2,281,722 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $37,445 relating to the change in fair value for the ineffective portion of the interest rate swap.  For the six months ended June 30, 2007, the Company recorded other comprehensive income of $1,380,683 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $16,528 relating to the change in fair value for the ineffective portion of the interest rate swap.  The fair value of the interest rate swap asset at June 30, 2007 was $2,635,099.  The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense).  For the three months ended June 30, 2007, the Company recorded other income of $104,560 relating to the change in fair value of the interest rate collar.  For the six months ended June 30, 2007, the Company recorded other income of $41,364 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar asset at June 30, 2007 was $14,674.

8.  Income taxes

Income tax expense for the three months ended June 30, 2007 was $0.3 million and included $0.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.6 million of foreign income taxes and $0.2 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for the Trademark intangible asset.  Income tax expense for the three months ended June 30, 2006 was $1.2 million and included $0.8 million of deferred income taxes for the different book and tax treatment of goodwill, $0.3 million of foreign income taxes and $0.1 million of state income taxes.

Income tax expense for the six months ended June 30, 2007 was $1.7 million and included $1.5 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.2 million of foreign income taxes and $0.3 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for the Trademark intangible asset.  Income tax expense for the six months ended June 30, 2006 were $2.9 million and included $1.4 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $0.9 million of foreign income taxes and $0.6 million of state income taxes. The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $15.4 million and $15.3 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of June 30, 2007 and December 31, 2006, respectively, relating to certain intangible assets.

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

The following table summarizes the activity for amounts recorded as additional paid-in capital for the six months ended June 30, 2007 (in thousands):

Beginning balance, January 1, 2007	$624,058
Exercise of stock options	583
Stock-based compensation credit	(420)
Ending balance, June 30, 2007	$624,221

10.  Pension Plans

Components of the Company’s net periodic pension cost for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$16	$26	$33	$52
Interest cost	41	37	82	73
Expected return of plan assets	(18)	(15)	(35)	(30)
Recognized net actuarial loss	—	9	—	17
	$39	$57	$80	$112

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2007, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $94,000 for fiscal year 2007.

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three and six months ended June 30, 2007, the Company incurred KKR management fees and related expenses of $0.3 million and $0.5 million, respectively.  During the three and six months ended June 30, 2006, the Company incurred KKR management fees and related expenses of $0.3 million and $0.5 million, respectively.  As of June 30, 2007, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, an entity to whom KKR provides financing, Capstone, provides integration consulting services to the Company.  For the three and six months ended June 30, 2007, the Company incurred $0.5 million and $1.1 million, respectively, of integration consulting fees for the services of Capstone.  During the three and six months ended June 30, 2006, the Company incurred $0.6 million and $0.8 million, respectively, of integration consulting fees for the services of Capstone.  As of June 30, 2007 the Company owed Capstone $1.0 million for unpaid consulting fees, $0.1 million of which are included in current accrued expenses on the condensed consolidated balance sheet and $0.9 million to be paid in common stock of AHC which is included in other long-term liabilities on the condensed consolidated balance sheet.

12.  Contingency

On July 23, 2007, the Company was notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against the Company and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  The alleged violations relate to the emission of trichloroethylene (“TCE”) by the Company’s facility in Collegeville, Pennsylvania.  Such emissions are authorized by permit.  The Company believes that they have complied with all applicable emission limits for TCE,  and intends to vigorously defend any action that may be filed in this regard.

13.  Supplemental Guarantor Condensed Consolidating Financial Statements

In connection with Accellent Inc.’s issuance of the Notes, all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for three and six months ended June 30, 2007 and 2006 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006.

Consolidating Statements of Operations —
Three months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,894	$7,292	$(105)	$119,081
Cost of sales	—	84,395	4,466	(105)	88,756
Selling, general and administrative expenses	23	11,025	692	—	11,740
Research and development expenses	—	503	108	—	611
Restructuring charges	—	36	—	—	36
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	1,287	—	—	—	1,287
(Loss) income from operations	(5,045)	15,935	2,026	—	12,916
Interest (expense) income, net	(16,759)	2	—	—	(16,757)
Gain on derivative instruments	142	—	—	—	142
Other (expense) income	—	(168)	53	—	(115)
Equity in earnings of affiliates	17,574	1,623	—	(19,197)	—
Income tax (benefit) expense	—	(182)	456	—	274
Net (loss) income	$(4,088)	$17,574	$1,623	$(19,197)	$(4,088)

Consolidating Statements of Operations —
Three months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,720	$5,035	$(28)	$124,727
Cost of sales	—	82,223	3,001	(28)	85,196
Selling, general and administrative expenses	73	15,725	480	—	16,278
Research and development expenses	—	796	100	—	896
Restructuring charges	—	568	—	—	568
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(4,374)	20,408	1,454	—	17,488
Interest (expense) income, net	(16,334)	22	—	—	(16,312)
Gain on derivative instruments	2,646	—	—	—	2,646
Other expense	—	(371)	(24)	—	(395)
Equity in earnings of affiliates	20,299	1,198	—	(21,497)	—
Income tax expense	—	958	232	—	1,190
Net income (loss)	$2,237	$20,299	$1,198	$(21,497)	$2,237

Consolidating Statements of Operations —
Six months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,437	$13,462	$(334)	$230,565
Cost of sales	—	161,117	8,320	(334)	169,103
Selling, general and administrative expenses	47	22,850	1,330	—	24,227
Research and development expenses	—	1,118	233	—	1,351
Restructuring charges	—	708	—	—	708
Amortization of intangibles	8,036	—	—	—	8,036
Impairment of goodwill and other intangible assets	82,340	—	—	—	82,340
(Loss) income from operations	(90,423)	31,644	3,579	—	(55,200)
Interest expense, net	(32,914)	—	—	—	(32,914)
Gain on derivative instruments	58	—	—	—	58
Other (expense) income	—	(247)	153	—	(94)
Equity in earnings of affiliates	33,443	2,847	—	(36,290)	—
Income tax expense	—	801	885	—	1,686
Net (loss) income	$(89,836)	$33,443	$2,847	$(36,290)	$(89,836)

Consolidating Statements of Operations —
Six months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,488	$10,143	$(223)	$246,408
Cost of sales	6,422	163,239	6,107	(223)	175,545
Selling, general and administrative expenses	73	32,212	974	—	33,259
Research and development expenses	—	1,673	199	—	1,872
Restructuring charges	—	2,297	—	—	2,297
Amortization of intangibles	8,602	—	—	—	8,602
(Loss) income from operations	(15,097)	37,067	2,863	—	24,833
Interest (expense) income, net	(32,061)	(13)	1	—	(32,073)
Gain on derivative instruments	6,100	—	—	—	6,100
Other (expense) income	—	(478)	57	—	(421)
Equity in earnings of affiliates	36,633	2,282	—	(38,915)	—
Income tax expense	—	2,225	639	—	2,864
Net (loss) income	$(4,425)	$36,633	$2,282	$(38,915)	$(4,425)

Condensed Consolidating Balance Sheets
June 30, 2007 (in thousands):
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,117	$2,264	$—	$8,381
Receivables, net	—	48,512	3,075	(43)	51,544
Inventories	—	62,220	3,743	—	65,963
Prepaid expenses and other	4,690	4,108	95	(4,638)	4,255
Total current assets	4,690	120,957	9,177	(4,681)	130,143
Property, plant and equipment, net	—	121,061	9,826	—	130,887
Intercompany receivable	—	—	5,278	(5,278)	—
Investment in subsidiaries	181,495	17,092	—	(198,587)	—
Goodwill	798,827	—	—	—	798,827
Intangibles, net	216,914	—	—	—	216,914
Deferred financing costs and other assets	24,169	1,111	102	—	25,382
Total assets	$1,226,095	$260,221	$24,383	$(208,546)	$1,302,153

Current portion of long-term debt	$4,000	$10	$—	$—	$4,010
Accounts payable	—	22,358	1,911	(75)	24,194
Accrued liabilities	—	31,860	2,971	(4,638)	30,193
Total current liabilities	4,000	54,228	4,882	(4,713)	58,397
Note payable and long-term debt	710,760	4	—	—	710,764
Intercompany payable	873	4,373	—	(5,246)	—
Other long-term liabilities	12,647	20,121	2,409	—	35,177
Total liabilities	728,280	78,726	7,291	(9,959)	804,338
Equity	497,815	181,495	17,092	(198,587)	497,815
Total liabilities and equity	$1,226,095	$260,221	$24,383	$(208,546)	$1,302,153

Condensed Consolidating Balance Sheets
December 31, 2006 (in thousands):
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$693	$2,053	$—	$2,746
Receivables, net	—	47,837	2,195	(38)	49,994
Inventories	—	54,927	3,035	—	57,962
Prepaid expenses and other	117	3,901	151	—	4,169
Total current assets	117	107,358	7,434	(38)	114,871
Property, plant and equipment, net	—	119,692	8,881	—	128,573
Intercompany receivable	21,628	101,548	5,080	(128,256)	—
Investment in subsidiaries	147,694	15,478	—	(163,172)	—
Goodwill	847,213	—	—	—	847,213
Intangibles, net	258,904	—	—	—	258,904
Other assets, net	22,855	1,078	100	—	24,033
Total assets	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Current portion of long-term debt	$4,000	$14	$—	$—	$4,014
Accounts payable	7	18,929	1,440	(38)	20,338
Accrued liabilities	(5,390)	30,355	2,297	—	27,262
Total current liabilities	(1,383)	49,298	3,737	(38)	51,614
Note payable and long-term debt	696,508	7	—	—	696,515
Other long-term liabilities	17,026	148,155	2,280	(128,256)	39,205
Total liabilities	712,151	197,460	6,017	(128,294)	787,334
Equity	586,260	147,694	15,478	(163,172)	586,260
Total liabilities and equity	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Consolidating Statements of Cash Flows—
Six  months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,876)	$36,083	$3,337	$—	$4,544
Cash flows from investing activities:
Purchase of property and equipment	—	(9,972)	(1,445)	—	(11,417)
Proceeds from sale of equipment	—	119	—	—	119
Net cash used in investing activities	—	(9,853)	(1,445)	—	(11,298)
Cash flows from financing activities:
Proceeds from long-term debt	34,000	—	—	—	34,000
Principal payments on long-term debt	(20,000)	(8)	—	—	(20,008)
Intercompany receipts (advances)	22,533	(20,816)	(1,717)	—	—
Deferred financing fees	(1,657)	—	—	—	(1,657)
Cash flows provided by (used in) financing activities	34,876	(20,824)	(1,717)	—	12,335
Effect of exchange rate changes in cash	—	18	36	—	54
Net increase in cash and cash equivalents	—	5,424	211	—	5,635
Cash and cash equivalents, beginning of year	—	693	2,053	—	2,746
Cash and cash equivalents, end of period	$—	$6,117	$2,264	$—	$8,381

Consolidating Statements of Cash Flows—
Six  months ended June 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,579)	$28,172	$2,617	$—	$3,210
Cash flows from investing activities:
Purchase of property and equipment	—	(14,826)	(1,407)	—	(16,233)
Transferred assets	—	—	—	—	—
Proceeds from sale of equipment	—	354	—	—	354
Proceeds from note receivable	—	199	—	—	199
Acquisition of business	(4)	(108)	—	—	(112)
Net cash provided by (used in) investing activities	(4)	(14,381)	(1,407)	—	(15,792)
Cash flows from financing activities:
Proceeds from debt	17,000	—	—	—	17,000
Principal payments on long-term debt	(10,000)	(47)	—	—	(10,047)
Intercompany receipts (advances)	22,056	(19,631)	(2,425)	—	—
Repurchase of parent company stock	(89)	—	—	—	(89)
Deferred financing fees	(1,384)	—	—	—	(1,384)
Cash flows provided by (used in) financing activities	27,583	(19,678)	(2,425)	—	5,480
Effect of exchange rate changes in cash	—	28	46	—	74
Net decrease in cash and cash equivalents	—	(5,859)	(1,169)	—	(7,028)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$954	$687	$—	$1,641

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams from these large customers across separate divisions and multiple products.  During the first six months of 2007, our top 10 customers accounted for approximately 54.8% of net sales with two customers each accounting for greater than 10% of net sales.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation.  This transfer was essentially complete as of the end of our second quarter of 2006.  Our 2007 net sales from Boston Scientific relating to the transferred products will decrease annually by approximately $11 million as compared to our 2006 sales of these products to Boston Scientific.

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the “Transaction”).

Our Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics net sales, and an operating loss for this reporting unit.  In addition, our quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in Orthopaedics net sales and operating profitability would take longer than originally anticipated during fiscal 2006.  We determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).  As a result of these impairment tests, we recorded an impairment charge of $82.3 million in the first half of 2007.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, presented as a percentage of net sales.

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.5	68.3	73.3	71.2
Gross Profit	25.5	31.7	26.7	28.8
Selling, General and Administrative Expenses	9.9	13.1	10.5	13.5
Research and Development Expenses	0.5	0.7	0.6	0.8
Restructuring Charges	0.1	0.5	0.3	0.9
Amortization of Intangibles	3.1	3.4	3.5	3.5
Impairment of goodwill and other intangible assets	1.1	—	35.7	—
Income from Operations	10.8	14.0	(23.9)	10.1

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

Net sales for the second quarter of 2007 were $119.1 million, a decrease of $5.6 million, or 4.5%, compared to net sales of $124.7 million for the second quarter of 2006.  The decrease in net sales is the result of the Boston Scientific transfers which decreased net sales by $4.3 million, and a $3.6 million decrease in sales volume, primarily in the orthopaedic market.  These increases were partially offset by $1.8 million in higher precious metals pass-through charges to our customers, and $0.5 million of favorable currency translation on foreign net sales.  One customer, Johnson & Johnson, accounted for greater than 10% of net sales for the second quarter of 2007.

Gross Profit

Gross profit for the second quarter of 2007 was $30.3 million compared to $39.5 million for the second quarter of 2006.  The $9.2 million decrease in gross profit was a result of a less favorable product mix which decreased gross profit by $4.1 million, a decrease in sales volume which reduced gross profit by $3.5 million and increases in our manufacturing costs of $1.8 million.  The increase in manufacturing costs was the result of $0.6 million of increased depreciation expense, $0.4 million to transfer production of certain products within our manufacturing facilities, $0.4 million of employment grants received in the 2006 period which offset production costs in that period and other net cost increases of $0.4 million.  These increases were partially offset by $0.2 million of favorable currency translation on foreign net sales.

Gross margin was 25.5% of net sales for the second quarter of 2007 compared to 31.7% of net sales for the second quarter of 2006.  The decrease in gross margin is attributable to a less favorable product mix which reduced gross margin by 3.4%, increased manufacturing costs which decreased gross margin by 1.5%, lower absorption of our fixed cost structure due to lower net sales which reduced gross margin by 0.8% and the pass through of precious metals charges to our customers for which we do not earn a profit which reduced gross margin by 0.5%.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $11.7 million for the second quarter of 2007 compared to $16.3 million for the second quarter of 2006.   The $4.6 million decrease in SG&A expenses was primarily due to a reduction in non-cash stock-based compensation expense of $2.4 million primarily due to the decrease in value of Accellent Holdings Corp. common stock as of June 30, 2007.

Research and Development Expenses

Research and development, or R&D, expenses for the second quarter of 2007 were $0.6  million compared to $0.9  million for the second quarter of 2006, primarily due to higher research material costs in the 2006 period.

Restructuring  Charges

During the second quarter of 2007, we recognized $36,000 of restructuring charges to adjust certain severance payments for restructuring actions taken in prior periods.

We recognized $0.6 million of restructuring charges during the second quarter of 2006 including $0.5 million of severance costs and $0.1 million of other exit costs.  Severance costs include $0.3 million for the elimination of 72 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million for other workforce reductions.  Other exit costs relate primarily to the cost of transferring production from a closed production facility to our other production facilities.

All restructuring related costs incurred during the second quarter of 2007 and 2006 were recorded in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146).

Amortization

Amortization of intangible assets was $3.7 million for the second quarter of 2007 compared to $4.3 million for the second quarter of 2006.  The reduction was a result of the impairment of certain intangible assets recorded during the first half of 2007, which reduced the amount of assets subject to periodic amortization.

Impairment of Goodwill and Other Intangible Assets

We tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable.  We recorded an estimated impairment charge of $81.0 million during the first quarter of 2007.   We recorded an additional impairment charge of $1.3 million in the second quarter of 2007 to revise the impairment charge to the final determined amount.

Interest Expense, net

Interest expense, net, increased $0.5 million to $16.8 million for the second quarter of 2007, compared to $16.3 million for the second quarter of 2006.  The increase was primarily the result of higher interest rates on our senior secured credit facility (the “Credit Agreement”).

On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment increases the maximum Leverage Ratio and decreases the minimum Coverage Ratio, as well as increases interest rates charged on both term loans and revolving credit loans under the Credit Agreement.  The Amendment was effective April 27, 2007.  The interest rate on the term loan portion of the Credit Agreement increased by 0.5%, and interest rate on the revolving credit portion of the Credit Agreement increased by 0.25% as a result of the Amendment.

Gain on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Credit Agreement.  During the second quarter of 2007, we realized  $0.1 million of unrealized gains on our derivative instruments.  During the second quarter of 2006, we recorded a gain of $2.6 million on our derivative instruments, comprised primarily of unrealized gains in the change in fair value of the instrument.  Our interest rate swap contract was redesignated as a cash flow hedge during the fourth quarter of 2006, therefore changes in the fair value of the interest rate swap during the second quarter of 2007 have been recorded as a component of other comprehensive income (loss).

Income Tax Expense

Income tax expense for the second quarter of 2007 was $0.3 million and included $0.8 million of deferred income taxes for the difference between book and tax treatment of goodwill, $0.6 million of foreign income taxes and $0.2 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.   Income tax expense for the second quarter of 2006 was $1.2 million and included $0.8 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.3 million of foreign income taxes and $0.1 million of state income taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales

Net sales for the first half of 2007 were $230.6 million, a decrease of $15.8 million, or 6.4%, compared to net sales of $246.4 million for the first half of 2006. The decrease in net sales is the result of  the Boston Scientific transfers which decreased net sales by $10.3 million, and a $8.5 million decrease in sales volume, primarily in the orthopaedic market.   These decreases were partially offset by $1.9 million in higher precious metals pass-through charges to our customers, and $1.1 million of favorable currency translation on foreign net sales.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first half of 2007.

Gross Profit

Gross profit for the first half of 2007 was $61.5 million compared to $70.9 million for the first half of 2006.  The $9.4 million decrease in gross profit was a result of a less favorable product mix which decreased gross profit by $8.0 million, a decrease in sales volume which reduced gross profit by $6.1 million and increases in our manufacturing costs of $2.1 million.  The increase in manufacturing costs was the result of $1.1 million of increased depreciation expense, $0.7 million to transfer production of certain products within our manufacturing facilities, $0.4 million of employment grants received in the 2006 period which offset production costs in that period and other net cost decreases of $0.1 million.  These increases were partially offset by $6.4 million of incremental expense recorded during the first half of 2006 for the step-up of inventory acquired in the Transactions and $0.4 million of favorable currency translation on foreign net sales.

Gross margin was 26.7% of net sales for the first half of 2007 compared to 28.8% of net sales for the first half of 2006.  The decrease in gross margin is attributable to a less favorable product mix which reduced gross margin by 3.5%, increased manufacturing costs which decreased gross margin by 0.7%, lower absorption of our fixed cost structure due to lower net sales which reduced gross margin by 0.4% and the pass through of precious metals charges to our customers for which we do not earn a profit which reduced gross margin by 0.3%.  These decreases in gross margin were partially offset by the expense recorded in the first half of 2006 for the step-up of inventory acquired in the Transactions which decreased gross margin by 2.8%.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $24.2  million for the first half of 2007 compared to $33.3 million for the first half of 2006.   The $9.1 million decrease in SG&A expenses was primarily due to a reduction in non-cash stock-based compensation expense of $7.9 million and a reduction in compensation related expenses of $1.4 million.

    The reduction in non-cash stock-based compensation expense includes a $4.0 million credit recorded for non-cash stock-based compensation during the first half of 2007 to reflect the decrease in fair value of our liability for certain stock options rolled over by management in the Transaction.  The liability for these stock options decreased due to the decrease in fair value of Accellent Holdings Corp. common stock from $5.00 per share at December 31, 2006 to $4.00 a share at June 30, 2007.

Research and Development Expenses

Research and development, or R&D, expenses for the first half of 2007 were $1.4  million compared to $1.9  million for the first half of 2006, primarily due to a $0.3 million reduction in research material costs and a $0.2 million reduction in compensation related costs.

Restructuring Charges

We recognized $0.7 million of restructuring charges during the first half of 2007 consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

We recognized $2.3 million of restructuring charges during the first half of 2006, including $1.7 million of severance costs and $0.6 million of other exit costs.  Severance costs include $1.1 million for the elimination of 26 positions in primarily selling, general and administrative functions, $0.4 million for the elimination of 170 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million for other workforce reductions.  Other exit costs relate primarily to the cost to transfer production from a closed production facility to our other existing facilities.

The following table summarizes the recorded accruals and activity related to restructuring for the first half of 2007 (in thousands):

	Severance	Other Costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	684	24	708
Payments	(1,683)	(128)	(1,811)
Balance as of June 30, 2007	$738	$87	$825

All restructuring related costs incurred during the first half of 2007 and 2006 were recorded in accordance with the guidance of SFAS No. 146.

Amortization

Amortization of intangible assets was $8.0 million for the first half of 2007 compared to $8.6 million for the first half of 2006.  The reduction was a result of the impairment of certain intangible assets recorded during the first half of 2007, which reduced the amount of assets subject to periodic amortization.

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

In accordance with the requirements of SFAS 142, we tested goodwill and other indefinite life intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  We determined the value of the Orthopaedics reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedics reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedics reporting unit was $50.0 million.  The carrying value of Orthopaedics goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $29.4  million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6  million.  We recorded an impairment charge of $1.3 million for the second quarter of 2007 to revise the impairment charge to the final determined amount.

A summary of all charges for the impairment of goodwill and other intangible assets for our first half of 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark	33,000	29,400	3,600
Customer Base	37,745	7,600	30,145
Developed Technology	579	370	209
Total	$169,755	$87,415	$82,340

Interest Expense, net

Interest expense, net, increased $0.8 million to $32.9 million for the first half of 2007, compared to $32.1 million for the first half of 2006.  The increase was primarily the result of higher interest rates on our Credit Agreement.

Gain  on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Credit Agreement.  During the first half of 2007, we realized  $0.1 million of unrealized gains on our derivative instruments.  During the first half of 2006, we recorded a gain of $6.1 million on our derivative instruments, comprised primarily of unrealized gains in the change in fair value of the instrument.  Our interest rate swap contract was redesignated as a cash flow hedge during the fourth quarter of 2006, therefore changes in the fair value of the interest rate swap during the first half of 2007 have been recorded as a component of other comprehensive income (loss).

Income Tax Expense

Income tax expense for the first half of 2007 was $1.7 million and included $1.5 million of deferred income taxes for the difference between book and tax treatment of goodwill, $1.2 million of foreign income taxes and $0.3 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.   Income tax expense for the first half of 2006 was $2.9 million and included $1.4 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.9 million of foreign income taxes and $0.6 million of state income taxes.

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

At June 30, 2007, we had $5.9 million of letters of credit outstanding and $19.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our Credit Agreement resulting in $50.1 million available under the revolving credit facility.

During the first half of 2007, cash provided by operating activities was $4.5 million compared to $3.2 million for the first half of 2006.  The increase in cash provided by operations is primarily due to a $10.7 million reduction in operating assets and liabilities due primarily to smaller increases in working capital and $1.4 million in lower payments to repurchase stock options from terminated employees.  These increases in cash provided by operations were partially offset by a $10.8 million reduction in profits due to lower net sales.

During the first half of 2007, cash used in investing activities totaled $11.3 million compared to $15.8 million for the first half of 2006. The decrease in cash used in investing activities was attributable to lower capital spending costs incurred during the first half of 2007.  The decrease in capital expenditures is primarily due to timing, as we expect capital expenditures for the second half of 2007 to increase.  Capital expenditures incurred during the first half of 2007 included $1.8 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, compared to $2.6 million in the same period of 2006.

During the first half of 2007, cash provided by financing activities was $12.3 million compared to $5.5 million for the first half of 2006.  The increase was primarily due to $7.0 million in increased net borrowings on the revolving credit portion of our Credit Agreement.

We anticipate that we will spend an additional $16.0 to $19.0 million on capital expenditures for the remainder of 2007. Our Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results. On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment increases the maximum Leverage Ratio and decreases the minimum Coverage Ratio, as well as increases interest rates charged on both term loans and revolving credit loans under the Credit Agreement.  The Amendment was effective April 27, 2007.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30,2006
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net (loss) income	$(4,088)	$2,237	$(89,836)	$(4,425)
Interest expense, net	16,757	16,312	32,914	32,073
Income tax expense	274	1,190	1,686	2,864
Depreciation and amortization	8,683	8,479	17,736	16,652
EBITDA	$21,626	$28,218	$(37,500)	$47,164

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
EBITDA	$21,626	$28,218	$(37,500)	$47,164
Adjustments:
Goodwill and intangible asset impairment charge	1,287	—	82,340	—
Restructuring and other charges	36	568	708	2,297
Stock-based compensation — employees	(2,890)	1,547	(4,761)	3,261
Stock-based compensation — non-employees	567	—	1,041	—
Employee severance and relocation	338	93	435	174
Chief executive recruiting costs	—	—	225	—
Impact of inventory step-up related to inventory sold	—	—	—	6,422
Currency translation loss	104	294	148	294
Gain on derivative instruments	(142)	(2,646)	(58)	(6,100)
Loss (gain) on sale of property and equipment	32	157	(30)	175
Management fees to stockholder	318	262	611	512
Adjusted EBITDA	$21,276	$28,493	$43,159	$54,199

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2007 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$584,781	$36,818	$72,680	$89,461	$385,822
Senior subordinated notes (1)	513,518	32,469	64,940	64,940	351,169
Capital leases	13	9	4	—	—
Operating leases	45,649	6,149	11,941	10,758	16,801
Purchase obligations (2)	24,683	24,683	—	—	—
Other long-term obligations (3)	35,177	3,383	563	10,091	21,140
Total	$1,203,821	$103,511	$150,128	$175,250	$774,932
________________________
(1)	Includes principal and interest payments.

(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)
Other long-term obligations includes share-based payment obligations of $12.6 million, environmental remediation obligations of $3.7 million, accrued compensation and pension benefits of $2.8 million, deferred income taxes of $15.4 million and other obligations of $0.7 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our allowance for sales returns was $0.7 million  and $1.1 million at June 30, 2007 and December 31, 2006, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.  Our allowance for doubtful accounts was $0.6 million and $0.9 million at June 30, 2007 and December 31, 2006, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  In accordance with SFAS No. 142, goodwill and our other indefinite life intangible assets are assigned to the operating segment expected to benefit from the synergies of the combination. We have assigned our goodwill and other indefinite life intangible assets to three operating segments. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge. We performed an interim impairment test on the goodwill and other indefinite life intangible assets during the first half of 2007, and as a result, recorded an impairment charge of $52.0 million.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.  We performed an interim impairment test on certain Orthopaedic reporting unit intangible assets during the first half of 2007, and as a result, recorded an impairment charge of $30.3 million.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at June 30, 2007 and December 31, 2006 were $3.7 million and $3.1 million, respectively.

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

We also provide liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” of being sustained if examined by tax authorities.  At January 1, 2007, we had $3.5 million accrued for uncertain tax positions, and we expect this liability to increase by approximately $0.3 million by December 31, 2007.

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  We adopted FIN 48 on January 1, 2007 which increased our estimated tax liabilities by $0.5 million.  For a further discussion of FIN 48, see Note 8 to our unaudited condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115,” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company is still evaluating the impact that the adoption of SFAS 159 will have on its results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at June 30, 2007 of $394.0 million with an interest rate of 7.86%. We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At June 30, 2007, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At June 30, 2007, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At June 30, 2007, the notional amount of the collar contract in place was $100.0 million and will decrease to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican peso. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer, principal financial officer and principal accounting officer), as of June 30, 2007, our principal executive officer, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the second quarter of 2007, we completed the sixth manufacturing location implementation of Oracle.  The implementation of Oracle during the second quarter of 2007 modified our existing controls to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  The alleged violations relate to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania.  Such emissions are authorized by permit.  We believe that we have complied with all applicable emission limits for TCE,  and we intend to vigorously defend any action that may be filed in this regard.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions from the Collegeville facility.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended June 30, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Executive Chairman
31.2*	Rule 13a-14(a) Certification of Vice President of Finance
31.3*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Executive Chairman
32.2*	Section 1350 Certification of Vice President of Finance
32.3*	Section 1350 Certification of Chief Accounting Officer
_________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

August 3, 2007	By:	/s/ Kenneth W. Freeman
Kenneth W. Freeman
Executive Chairman (Principal Executive Officer)

Accellent Inc.

August 3, 2007	By:	/s/ Alan L. Bortnick
Alan L. Bortnick
Vice President of Finance (Principal Financial Officer)

Accellent Inc.

August 3, 2007	By:	/s/ Timothy S. Mathews
Timothy S. Mathews
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Vice President of Finance
31.3*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Vice President of Finance
32.3*	Section 1350 Certification of Chief Accounting Officer
________________
*	Filed herewith.