Form 10-Q
period 2007-09-30
ACCELLENT INC
filed 2007-11-13
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,574	$2,746
Accounts receivable, net of allowances of $1,358 and $1,913, respectively	52,498	49,994
Inventories	68,957	57,962
Prepaid expenses and other current assets	3,569	4,169
Total current assets	129,598	114,871
Property and equipment, net	133,250	128,573
Goodwill	798,827	847,213
Intangibles, net	213,179	258,904
Deferred financing costs and other assets	21,953	24,033
Total assets	$1,296,807	$1,373,594
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,008	$4,014
Accounts payable	25,341	20,338
Accrued payroll and benefits	9,515	7,022
Accrued interest	13,519	5,171
Accrued income taxes	4,181	2,601
Accrued expenses	11,791	12,468
Total current liabilities	68,355	51,614
Notes payable and long-term debt	704,889	696,515
Other long-term liabilities	34,361	39,205
Total liabilities	807,605	787,334
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	626,289	624,058
Accumulated other comprehensive income	2,451	3,263
Accumulated deficit, including an adjustment of $(509) for the cumulative effect of a change in accounting principle at January 1, 2007	(139,538)	(41,061)
Total stockholder’s equity	489,202	586,260
Total liabilities and stockholder’s equity	$1,296,807	$1,373,594

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$119,396	$119,915	$349,961	$366,323
Cost of sales (exclusive of amortization)	89,904	84,156	259,007	259,701
Gross profit	29,492	35,759	90,954	106,622
Selling, general and administrative expenses	14,395	13,420	38,622	46,678
Research and development expenses	582	947	1,933	2,819
Restructuring (benefit) charges	(7)	1,154	701	3,452
Amortization of intangibles	3,735	4,301	11,771	12,904
Impairment of goodwill and other intangible assets	—	—	82,340	—
Income (loss) from operations	10,787	15,937	(44,413)	40,769
Interest expense, net	(17,165)	(16,692)	(50,079)	(48,764)
(Loss) gain on derivative instruments	(122)	(4,260)	(64)	1,840
Other expense	(420)	(163)	(515)	(584)
Loss before income taxes	(6,920)	(5,178)	(95,071)	(6,739)
Income tax expense	1,212	1,279	2,897	4,144
Net loss	$(8,132)	$(6,457)	$(97,968)	$(10,883)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(in thousands)

	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(97,968)	$(10,883)
Cash provided by operating activities:
Depreciation and amortization	26,537	25,295
Amortization of debt discounts and non-cash interest expense	3,049	2,916
Impairment charge	82,340	—
Deferred income taxes	818	2,067
Stock-based compensation (credit) expense	(3,391)	2,332
Impact of inventory step-up related to inventory sold	—	6,422
Unrealized loss (gain) on derivative instruments	64	(1,514)
Loss on disposal of assets	5	166
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,211)	(2,572)
Increase in inventories	(10,653)	(3,433)
Decrease in prepaid expenses and other	604	699
Increase in accounts payable and accrued expenses	16,292	4,640
Repurchase of employee stock options	(1,635)	(1,950)
Net cash provided by operating activities	13,851	24,185
INVESTING ACTIVITIES:
Purchase of property and equipment	(18,673)	(24,881)
Proceeds from sale of assets	122	371
Proceeds from note receivable	—	199
Acquisition of business	—	(114)
Net cash used in investing activities	(18,551)	(24,425)
FINANCING ACTIVITIES:
Proceeds from long-term debt	44,000	28,000
Principal payments on long-term debt	(36,011)	(31,063)
Repurchase of parent company common stock	—	(158)
Deferred financing fees	(1,657)	(1,417)
Net cash provided by (used in) financing activities	6,332	(4,638)
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	196	90
Increase (decrease) in cash and cash equivalents	1,828	(4,788)
Cash and cash equivalents at beginning of period	2,746	8,669
Cash and cash equivalents at end of period	$4,574	$3,881

Supplemental disclosure:
Cash paid for interest	$38,682	$38,786
Cash paid for income taxes	2,645	3,836
Property and equipment purchases included in accounts payable	1,336	2,487

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2007

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.”  FIN 48 provides a standardized methodology to determine and disclose liabilities associated with uncertain tax positions.  The Company adopted FIN 48 on January 1, 2007 which increased its estimated tax liabilities by $0.5 million, and increased its accumulated deficit by the same amount as of the date of adoption.  For a further discussion of the FIN 48 adoption, see Note 8.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective January 1, 2008 and the Company will adopt the statement at that time.  The Company believes that the initial adoption of SFAS 157 will not have a material effect on its results of operations, cash flows or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115,” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company is still evaluating the impact that the adoption of SFAS 159 will have on its results of operations, cash flows or financial position.

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

2. Intangible Assets

The Company’s Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics sales, and an operating loss for this reporting unit.  In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in Orthopaedics sales and operating profitability would take longer than originally anticipated during fiscal 2006.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).

The Company tested the long-lived assets of its Orthopaedic reporting unit for recoverability as of March 31, 2007, and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values.  The Company utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible asset.  The fair value of the Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of the Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of the Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.  In addition, the Company determined that the $28.2 million carrying value of property and equipment assigned to the Orthopaedic reporting unit was not impaired.

In accordance with the requirements of SFAS 142, the Company also tested goodwill and other indefinite life intangible assets for impairment as of March 31, 2007.  The Company determined the value of the Orthopaedics reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  The Company then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedics reporting unit.  As a result of this process, the Company determined that the fair value of goodwill for the Orthopaedics reporting unit was $50.0 million.  The carrying value of Orthopaedics goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, the Company’s Trademark intangible asset, which has an indefinite life, was valued in accordance with SFAS 142 using a relief from royalty method, and using the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

The Company continues to monitor the Orthopaedics reporting unit.  The Company will evaluate the performance of any long-life assets as part of our October 31, 2007 annual review.

A summary of all charges for the impairment of goodwill and other intangible assets for the nine months ended September 30, 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark	33,000	29,400	3,600
Customer base	37,745	7,600	30,145
Developed technology	579	370	209
Total	$169,755	$87,415	$82,340

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the three and nine months ended September 30, 2007 and 2006, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Cost of sales related amortization	$497	$506	$1,500	$1,518
Selling, general and administrative related amortization	3,238	3,795	10,271	11,386
Total amortization reported	$3,735	$4,301	$11,771	$12,904

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

           As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of AHC.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS No. 123R, “Share Based Payment” (SFAS 123R), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value.  During the three months ended September 30, 2007, the Company reduced the fair value of the Roll-Over option liability by $0.2 million due primarily to the exercise and settlement of certain options awards by terminating employees.  During the nine months ended September 30, 2007 the Company reduced the fair value of the Roll-Over options by $4.5 million due primarily to a reduction in the fair value of AHC common stock.  The decrease in the value of AHC common stock was primarily attributable to adverse business conditions impacting the Company’s Orthopaedics reporting unit.  During the three months ended September 30, 2007 no further reduction in fair value of AHC’s common stock was recorded.  Additionally, as a result of the exercise of Roll-Over options during the nine months ended September 30, 2007, the Company was required to repurchase 829,247 options at a cost of $1,635,067 to allow former employees to satisfy tax obligations.  As of September 30, 2007, the Company had 2,844,450 Roll-Over options outstanding at an aggregate fair value of $8,035,871 which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The table below summarizes the activity relating to the Roll-Over options during the nine months ended September 30, 2007:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2007	$16,814,056	4,305,358
Shares repurchased	(1,635,067)	(829,247)
Shares exercised	(2,643,337)	(631,662)
Fair value adjustment of liability	(4,499,781)	—
Balance at September 30, 2007	$8,035,871	2,844,449

The Company’s Roll-Over options have an exercise price of $1.25, and a fair value of $4.00 as of the date of the Transaction.  As of September 30, 2007 and December 31, 2006, the Roll-Over options had a fair value of $2.83 and $3.91, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of September 30, 2007	As of December 31, 2006
Expected term to exercise	3.3 years	4.3 years
Expected volatility	22.00%	27.74%
Risk-free rate	4.78%	4.79%
Dividend yield	0%	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based, and Performance-Based options include an estimate of the fair value of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at each stock measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of Accellent Holdings Corp. common stock.  Third party valuations are utilized periodically to validate assumptions made.

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

For the three months ended September 30, 2007, the Company recorded a credit for employee stock-based compensation expense of $150,685 including a $4,172 charge recorded to cost of sales relating to time-based options and a $154,857 credit recorded to selling, general and administrative expenses primarily related to roll-over options.  For the nine months ended September 30, 2007, the Company recognized a credit for employee stock-based compensation expense of $4,911,232 consisting of a $109,399 credit recorded to cost of sales and a $4,801,833 credit recorded to selling, general and administrative expenses. The Company records employee stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.  The Company has determined that the achievement of performance targets for all Performance-Based options presently outstanding, is not probable at September 30, 2007.   If in the event that financial growth targets are achieved or adjusted in future periods, the Company would be required to record employee stock-based compensation expense for the Performance-Based options once the achievement of financial growth targets becomes probable.

Stock option transaction activity during the nine months ended September 30, 2007 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at December 31, 2006	4,474,514	$5.00	4,305,358	$1.25
Granted	1,545,882	4.04	—	—
Exercised/ repurchased	—	—	(1,460,908)	1.25
Forfeited	(2,933,689)	5.00	—	—
Outstanding at September 30, 2007	3,086,707	$4.52	2,844,450	$1.25
Exercisable at September 30, 2007	117,332	$5.00	2,844,450	$1.25

As of September 30, 2007, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.2 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of September 30, 2007.

As of September 30, 2007, the weighted average remaining contractual life of the Roll-Over options was 5.1 years.  The aggregate intrinsic value of the Roll-Over options was $7.8 million as of September 30, 2007.  The total intrinsic value of Roll-Over options settled during the three months ended September 30, 2007 was $3.3 million.

As of September 30, 2007, the Company had approximately $1.2 million of unearned stock-based compensation expense that will be recognized over approximately 5.0 years based on the remaining weighted average vesting period of all outstanding stock options.

At September 30, 2007, 11,287,926 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended September 30, 2007, the Company recorded $480,000 of non-employee stock based compensation, including $30,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan and $450,000 of stock earned by Capstone Consulting (“Capstone”) for integration consulting services.  During the nine months ended September 30, 2007, the Company recorded $1,520,667 of non-employee stock-based compensation, including $60,667 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $1,300,000 of AHC stock earned by Capstone for integration consulting services and $160,000 earned for executive recruiting services.  For a further discussion of Capstone, see Note 11.

4.  Restructuring Charges

During the three and nine month periods ended September 30, 2007 and 2006, all restructuring costs incurred by the Company were recorded in accordance with the guidance of SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities.”

During the three months ended September 30, 2007, the Company recognized $7,000 of restructuring credits to adjust certain severance accruals for restructuring actions taken in prior periods and completed during the quarter.

The Company recognized $0.7 million of restructuring charges during the nine months ended September 30, 2007 which consisted almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas in connection with a company-wide program to reduce costs and centralize certain administrative functions.

During the three months ended September 30, 2006, the Company recognized $1.2 million of restructuring charges including $1.1 million of severance costs for the elimination of 72 manufacturing positions in the Company’s Juarez, Mexico facility due to the expiration of a customer contract and $0.1 million of other exit costs.

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

The following table summarizes the recorded accruals and activity related to restructuring for the nine months ended September 30, 2007 (in thousands):

	Severance	Other costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	684	24	708
Restructuring benefits realized	(7)	—	(7)
Payments	(2,078)	(146)	(2,224)
Balance as of September 30, 2007	$336	$69	$405

The accrued restructuring balance of $0.4 million at September 30, 2007 consists primarily of $0.3 million of severance costs for the various cost reduction initiatives implemented during 2006, and $0.1 million of facility closure costs.  All accrued restructuring costs at September 30, 2007 are expected to be paid within twelve months.

5.  Comprehensive Loss

Comprehensive (loss) income represents net loss plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments on the Company’s cash flows related to interest obligations.  For the three and nine months ended September 30, 2007 and 2006, the Company recorded comprehensive (loss) income of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss	$(8,132)	$(6,457)	$(97,968)	$(10,883)
Loss on interest rate hedging instruments	(3,630)	—	(2,249)	—
Cumulative translation adjustments	1,080	349	1,437	992
Comprehensive loss	$(10,682)	$(6,108)	$(98,780)	$(9,891)

6.  Inventories

Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$23,544	$22,556
Work-in-process	25,283	20,354
Finished goods	20,130	15,052
Total	$68,957	$57,962

7.  Short-term and long-term debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Amended Credit Agreement term loan, interest 8.01% at September 30, 2007 and 7.37% at December 31, 2006	$393,000	$396,000
Amended Credit Agreement revolving loan	14,000	3,000
Senior Subordinated Notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	10	21
Total debt	712,010	704,021
Less—unamortized discount on senior subordinated notes	(3,113)	(3,492)
Less—current portion	(4,008)	(4,014)
Long-term debt, excluding current portion	$704,889	$696,515

The Company’s senior secured credit facility, as amended on April 27, 2007, (the “Amended Credit Agreement”) includes up to $75.0 million available under a revolving credit facility.  During the nine months ended September 30, 2007, the Company drew $44.0 million in revolving credit loans under the Amended Credit Agreement, and repaid $33.0 million in revolving credit loans.  As of September 30, 2007 the outstanding balance on the revolving credit facility loan was $14.0 million, while $5.9 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $55.1 million available for additional borrowings.

The Company has the option to select borrowing rates for the revolver portion of the Amended Credit Agreement at the Alternative Bank Rate (the “ABR”), as defined under the Amended Credit Agreement as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  As of September 30, 2007 the outstanding revolver balance of $14.0 million included $4.0 million at the ABR rate of 9.25% and $10.0 million at the LIBOR rate of 8.07%.  All of the $3.0 million of the outstanding revolver loans at December 31, 2006 incurred interest at the ABR rate of 9.5%.

As of September 30, 2007, the Company was in compliance with the covenants under the Amended Credit Agreement and the Senior Subordinated Notes (the  “Notes”).

The Amended Credit Agreement provides that for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the “Applicable Rate” as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases the Applicable Rate and commitment fees are as currently provided for in the original facility.  The Amendment also provides that for the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

In connection with the Amendment, the Company paid approximately $1.7 million of fees to the lenders under the facility, inclusive of reimbursement of lender expenses.  As these fees were paid to the lenders in connection with the modification of the Credit Agreement, these costs were capitalized as deferred financing fees.

Interest expense, net, as presented in the statement of operations for the three months ended September 30, 2007 and 2006 includes interest income of $36,291 and $35,004, respectively.  For the nine months ended September 30, 2007 and 2006 interest expense, net, includes interest income of $167,561 and $109,097, respectively.

The Senior Subordinated Notes (the “Notes”) contain an embedded derivative in the form of a change of control put option.  The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is separately accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company has determined that the change of control put option had de minimus value at both the issuance date of the Notes, November 22, 2005, and at September 30, 2007, as the likelihood of the note holders exercising the put option, should a change of control occur, has been assessed by management as being remote.

Borrowings under the Amended Credit Agreement have variable interest rates.  The Company has entered into interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates.  The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the three months ended September 30, 2007, the Company recorded other comprehensive loss of $3,629,926 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $47,959 relating to the change in fair value for the ineffective portion of the interest rate swap.  For the nine months ended September 30, 2007, the Company recorded other comprehensive loss of $2,249,243 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $64,487 relating to the change in fair value for the ineffective portion of the interest rate swap.  The fair value of the interest rate swap liability at September 30, 2007 was $946,868.  The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the three months ended September 30, 2007, the Company recorded other expense of $170,036 relating to the change in fair value of the interest rate collar.  For the nine months ended September 30, 2007, the Company recorded other expense of $128,672 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at September 30, 2007 was $155,362.

8.  Income taxes

Income tax expense for the three months ended September 30, 2007 was $1.2 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill and $0.5 million of foreign income taxes.    Income tax expense for the three months ended September 30, 2006 was $1.3 million and included $0.7 million of deferred income taxes for the different book and tax treatment of goodwill, $0.2 million of foreign income taxes and $0.4 million of state income taxes.

Income tax expense for the nine months ended September 30, 2007 was $2.9 million and included $2.2 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.7 million of foreign income taxes and $0.3 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for the Trademark intangible asset.  Income tax expense for the nine months ended September 30, 2006 was $4.1 million and included $2.2 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.0 million of foreign income taxes and $0.9 million of state income taxes.  The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $16.1 million and $15.3 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of September 30, 2007 and December 31, 2006, respectively, relating to certain intangible assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had approximately $0.2 million and $0.2 million for the payment of interest and penalties, respectively, accrued at January 1, 2007 and September 30, 2007.  No additional charges for interest and penalties were recorded during the nine months ended September 30, 2007.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the nine months ended September 30, 2007 (in thousands):

Beginning balance, January 1, 2007	$624,058
Exercise of stock options	2,642
Stock-based compensation credit	(411)
Ending balance, September 30, 2007	$626,289

10.  Pension Plans

Components of the Company’s net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$18	$24	$51	$76
Interest cost	44	38	126	111
Expected return of plan assets	(18)	(17)	(53)	(48)
Recognized net actuarial loss	—	8	—	26
	$44	$53	$124	$165

The Company made contributions to its pension plans of $17,000 for fiscal year 2007.

11. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three and nine months ended September 30, 2007, the Company incurred KKR management fees and related expenses of $0.3 million and $0.8 million, respectively.  During the three and nine months ended September 30, 2006, the Company incurred KKR management fees and related expenses of $0.3 million and $0.8 million, respectively.  As of September 30, 2007, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, an entity to whom KKR provides financing, Capstone, provides integration consulting services to the Company.  For the three and nine months ended September 30, 2007, the Company incurred $0.5 million and $1.6 million, respectively, of integration consulting fees for the services of Capstone.  During the three and nine months ended September 30, 2006, the Company incurred $0.6 million and $1.3 million, respectively, of integration consulting fees for the services of Capstone.  As of September 30, 2007 the Company owed Capstone $1.3 million for unpaid consulting fees which are to be paid in common stock of AHC which is included in other long-term liabilities on the condensed consolidated balance sheet.

12.  Contingency

On July 23, 2007, the Company was notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against the Company and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water announced that they had filed a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  To date, the Company has not been served in connection with such suit.  The alleged violations relate to the emission of trichloroethylene (“TCE”) by the Company’s facility in Collegeville, Pennsylvania.  Such emissions are authorized by permit.  The Company believes that they have complied with all applicable emission limits for TCE, and intends to vigorously defend any action that may be filed in this regard.

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

The following tables present the unaudited consolidating statements of operations for three and nine months ended September 30, 2007 and 2006 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006.

Consolidating Statements of Operations —
Three months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$112,309	$7,313	$(226)	$119,396
Cost of sales	—	85,500	4,630	(226)	89,904
Selling, general and administrative expenses	37	13,645	713	—	14,395
Research and development expenses	—	455	127	—	582
Restructuring (benefit) charges	—	(7)	—	—	(7)
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	—	—	—	—	—
(Loss) income from operations	(3,772)	12,716	1,843	—	10,787
Interest expense, net	(17,139)	(26)	—	—	(17,165)
Loss on derivative instruments	(122)	—	—	—	(122)
Other (expense) income	—	(516)	96	—	(420)
Equity in earnings of affiliates	12,901	1,557	—	(14,458)	—
Income tax expense	—	830	382	—	1,212
Net (loss) income	$(8,132)	$12,901	$1,557	$(14,458)	$(8,132)

Consolidating Statements of Operations —
Three months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,529	$5,467	$(81)	$119,915
Cost of sales	—	80,698	3,539	(81)	84,156
Selling, general and administrative expenses	30	12,659	731	—	13,420
Research and development expenses	—	846	101	—	947
Restructuring charges	—	1,154	—	—	1,154
Amortization of intangibles	4,301	—	—	—	4,301
(Loss) income from operations	(4,331)	19,172	1,096	—	15,937
Interest expense, net	(16,664)	(28)	—	—	(16,692)
Loss on derivative instruments	(4,260)	—	—	—	(4,260)
Other expense	—	(290)	127	—	(163)
Equity in earnings of affiliates	18,798	1,056	—	(19,854)	—
Income tax expense	—	1,112	167	—	1,279
Net (loss) income	$(6,457)	$18,798	$1,056	$(19,854)	$(6,457)

Consolidating Statements of Operations —
Nine months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$329,747	$20,775	$(561)	$349,961
Cost of sales	—	246,618	12,950	(561)	259,007
Selling, general and administrative expenses	84	36,495	2,043	—	38,622
Research and development expenses	—	1,574	359	—	1,933
Restructuring charges	—	701	—	—	701
Amortization of intangibles	11,771	—	—	—	11,771
Impairment of goodwill and other intangible assets	82,340	—	—	—	82,340
(Loss) income from operations	(94,195)	44,359	5,423	—	(44,413)
Interest expense, net	(50,054)	(25)	—	—	(50,079)
Loss on derivative instruments	(64)	—	—	—	(64)
Other (expense) income	—	(763)	248	—	(515)
Equity in earnings of affiliates	46,345	4,405	—	(50,750)	—
Income tax expense	—	1,630	1,267	—	2,897
Net (loss) income	$(97,968)	$46,346	$4,404	$(50,750)	$(97,968)

Consolidating Statements of Operations —
Nine months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$351,017	$15,610	$(304)	$366,323
Cost of sales	6,421	243,938	9,646	(304)	259,701
Selling, general and administrative expenses	103	44,871	1,704	—	46,678
Research and development expenses	—	2,519	300	—	2,819
Restructuring charges	—	3,452	—	—	3,452
Amortization of intangibles	12,904	—	—	—	12,904
(Loss) income from operations	(19,428)	56,237	3,960	—	40,769
Interest (expense) income, net	(48,725)	(40)	1	—	(48,764)
Gain on derivative instruments	1,840	—	—	—	1,840
Other (expense) income	—	(769)	185	—	(584)
Equity in earnings of affiliates	55,430	3,339	—	(58,769)	—
Income tax expense	—	3,337	807	—	4,144
Net (loss) income	$(10,883)	$55,430	$3,339	$(58,769)	$(10,883)

Condensed Consolidating Balance Sheets
September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,099	$2,475	$—	$4,574
Receivables, net	—	49,348	3,241	(91)	52,498
Inventories	—	64,642	4,315	—	68,957
Prepaid expenses and other	19	3,475	75	—	3,569
Total current assets	19	119,564	10,106	(91)	129,598
Property and equipment, net	—	122,705	10,545	—	133,250
Intercompany receivable	—	8,827	6,810	(15,637)	—
Investment in subsidiaries	195,476	19,654	—	(215,130)	—
Goodwill	798,827	—	—	—	798,827
Intangibles, net	213,179	—	—	—	213,179
Deferred financing costs and other assets	20,698	1,127	128	—	21,953
Total assets	$1,228,199	$271,877	$27,589	$(230,858)	$1,296,807

Current portion of long-term debt	$4,000	$8	$—	$—	$4,008
Accounts payable	—	23,260	2,049	32	25,341
Accrued liabilities	3,465	32,250	3,291	—	39,006
Total current liabilities	7,465	55,518	5,340	32	68,355
Note payable and long-term debt	720,646	2	—	(15,760)	704,889
Other long-term liabilities	10,886	20,881	2,594	—	34,361
Total liabilities	738,997	76,401	7,934	(15,727)	807,605
Equity	489,202	195,476	19,655	(215,131)	489,202
Total liabilities and equity	$1,228,199	$271,877	$27,589	$(230,858)	$1,296,807

Condensed Consolidating Balance Sheets
December 31, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$693	$2,053	$—	$2,746
Receivables, net	—	47,837	2,195	(38)	49,994
Inventories	—	54,927	3,035	—	57,962
Prepaid expenses and other	117	3,901	151	—	4,169
Total current assets	117	107,358	7,434	(38)	114,871
Property and equipment, net	—	119,692	8,881	—	128,573
Intercompany receivable	21,628	101,548	5,080	(128,256)	—
Investment in subsidiaries	147,694	15,478	—	(163,172)	—
Goodwill	847,213	—	—	—	847,213
Intangibles, net	258,904	—	—	—	258,904
Other assets, net	22,855	1,078	100	—	24,033
Total assets	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Current portion of long-term debt	$4,000	$14	$—	$—	$4,014
Accounts payable	7	18,929	1,440	(38)	20,338
Accrued liabilities	(5,390)	30,355	2,297	—	27,262
Total current liabilities	(1,383)	49,298	3,737	(38)	51,614
Note payable and long-term debt	696,508	7	—	—	696,515
Other long-term liabilities	17,026	148,155	2,280	(128,256)	39,205
Total liabilities	712,151	197,460	6,017	(128,294)	787,334
Equity	586,260	147,694	15,478	(163,172)	586,260
Total liabilities and equity	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Consolidating Statements of Cash Flows—
Nine months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43,607)	$51,949	$5,509	$—	$13,851
Cash flows from investing activities:
Purchase of property and equipment	—	(16,668)	(2,005)	—	(18,673)
Proceeds from sale of equipment	—	122	—	—	122
Net cash used in investing activities	—	(16,546)	(2,005)	—	(18,551)
Cash flows from financing activities:
Proceeds from long-term debt	44,000	—	—	—	44,000
Principal payments on long-term debt	(36,000)	(11)	—	—	(36,011)
Intercompany receipts (advances)	37,264	(34,016)	(3,248)	—	—
Deferred financing fees	(1,657)	—	—	—	(1,657)
Cash flows provided by (used in) financing activities	43,607	(34,027)	(3,248)	—	6,332
Effect of exchange rate changes in cash	—	31	165	—	196
Net increase in cash and cash equivalents	—	1,407	421	—	1,828
Cash and cash equivalents, beginning of year	—	692	2,054	—	2,746
Cash and cash equivalents, end of period	$—	$2,099	$2,475	$—	$4,574

Consolidating Statements of Cash Flows—
Nine months ended September 30, 2006 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27,716)	$47,749	$4,152	$—	$24,185
Cash flows from investing activities:
Purchase of property and equipment	—	(22,415)	(2,466)	—	(24,881)
Transferred assets	—	—	—	—
Proceeds from sale of equipment	—	358	13	—	371
Proceeds from note receivable	—	199	—	—	199
Acquisition of business	(4)	(110)	—	—	(114)
Net cash used in investing activities	(4)	(21,968)	(2,453)	—	(24,425)
Cash flows from financing activities:
Proceeds from debt	28,000	—	—	—	28,000
Principal payments on long-term debt	(31,000)	(63)	—	—	(31,063)
Intercompany receipts (advances)	32,295	(30,219)	(2,076)	—
Repurchase of parent company stock	(158)	—	—	—	(158)
Deferred financing fees	(1,417)	—	—	—	(1,417)
Cash flows provided by (used in) financing activities	27,720	(30,282)	(2,076)	—	(4,638)
Effect of exchange rate changes in cash	—	40	50	—	90
Net decrease in cash and cash equivalents	—	(4,461)	(327)	—	(4,788)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of period	$—	$2,352	$1,529	$—	$3,881

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy and orthopaedics.  Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Covidien and Zimmer.  While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams from these large customers across separate divisions and multiple products.  During the first nine months of 2007, our top 10 customers accounted for approximately 55.1% of net sales with two customers each accounting for greater than 10% of net sales.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has transferred a number of products assembled by us to its own assembly operation.  This transfer was essentially complete as of the end of our second quarter of 2006.  Our 2007 net sales to Boston Scientific relating to the transferred products have decreased by approximately $11 million compared to 2006.

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the “Transaction”).

Our Orthopaedics reporting unit experienced a decline in net sales during the fourth quarter of 2006.  Management initially expected this reporting unit to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the Orthopaedic market resulted in lower than planned Orthopaedics net sales, and an operating loss for this reporting unit.  In addition, an internal financial forecast  was completed during April 2007, indicating that the recovery in Orthopaedics net sales and operating profitability would take longer than originally anticipated during fiscal 2006.  We determined that an evaluation of potential impairment of goodwill and other intangible assets for the Orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144).  As a result of these impairment tests, we recorded an impairment charge of $82.3 million in the first half of 2007.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, presented as a percentage of net sales.

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	75.3	70.2	74.0	70.9
Gross Profit	24.7	29.8	26.0	29.1
Selling, General and Administrative Expenses	12.1	11.2	11.0	12.7
Research and Development Expenses	0.5	0.8	0.6	0.8
Restructuring Charges	—	0.9	0.2	1.0
Amortization of Intangibles	3.1	3.6	3.4	3.5
Impairment of goodwill and other intangible assets	—	—	23.5	—
(Loss) income from Operations	(9.0)	(13.3)	(12.7)	11.1

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales

Net sales for the third quarter of 2007 were $119.4 million, a decrease of $0.5 million, or 0.4%, compared to net sales of $119.9 million for the third quarter of 2006. The decrease in net sales is the result of the Boston Scientific transfers which decreased net sales by $0.8 million, lower sales volumes of $0.4 million and lower selling prices of $0.7 million.  These decreases were partially offset by $0.9 million in higher precious metals pass-through charges to our customers, and $0.5 million of favorable currency translation on foreign net sales.   Sales were approximately the same as last year to each of our three target markets.  Sequentially, sales in the third quarter 2007 were 0.3% higher than the second quarter of 2007.  Generally we expect gradual sales growth as markets return to historic growth trends.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the third quarter of 2007.

Gross Profit

Gross profit for the third quarter of 2007 was $29.5 million compared to $35.8 million for the third quarter of 2006.  The $6.3 million decrease in gross profit was a result of a less favorable product mix which decreased gross profit by approximately $2.1 million, a decrease in selling prices which reduced gross profit by approximately $0.7 million and increases in our manufacturing costs of approximately $3.5 million.  The increase in manufacturing costs was primarily due to higher depreciation cost of approximately $0.6 million and decreases in labor and materials efficiencies.  These increases were partially offset by $0.2 million in favorable currency translation on foreign net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $14.4 million for the third quarter of 2007 compared to $13.4 million for the third quarter of 2006.  The $1.0 million increase in SG&A expenses was primarily due to an increase in non-cash stock-based compensation expense of $0.7 million.  During the third quarter of 2006, we determined that the achievement of performance targets required for certain stock options to vest was not probable, resulting in the reversal of $1.7 million of previously expensed non-cash stock–based compensation.  We recorded $0.8 million of non-cash stock-based compensation expense for our time-based stock options, resulting in a net reduction of non-cash stock-based compensation of $0.9 million during the third quarter of 2006.  In the third quarter of 2007 non-cash stock-based compensation reduced expense by $0.2 million due to a reduction of previously expensed amounts for terminated employees. Additionally, compensation related costs are higher by $0.5 million.  In 2006 we incurred $0.5 million in costs for a transaction that did not consummate.

Research and Development Expenses

Research and development, or R&D, expenses for the third quarter of 2007 were $0.6  million compared to $0.9  million for the third quarter of 2006, primarily due to higher research material costs in the 2006 period.

Restructuring  Charges

During the third quarter of 2007, we recovered $7,000 of restructuring charges resulting from certain severance accrual adjustments for restructuring actions taken in prior periods and completed during the quarter.

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

All restructuring related costs incurred during the third quarter of 2007 and 2006 were recorded in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146).

Amortization

Amortization of intangible assets was $3.7 million for the third quarter of 2007 compared to $4.3 million for the third quarter of 2006.  The reduction was a result of the impairment of certain intangible assets recorded during the first half of 2007, which reduced the amount of assets subject to periodic amortization.

Interest Expense, net

Interest expense, net, increased $0.5 million to $17.2 million for the third quarter of 2007, compared to $16.7 million for the second quarter of 2006.  The increase was primarily the result of higher interest rates on our senior secured credit facility (the “Amended Credit Agreement”).

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

Loss on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the third quarter of 2007, we realized  $0.1 million of losses on our derivative instruments.  During the third quarter of 2006, we incurred $4.3 million of losses on our derivative instrument, which was comprised of $4.6 million of unrealized losses and $0.3 million of realized gains  Our interest rate swap contract was redesignated as a cash flow hedge during the fourth quarter of 2006, therefore changes in the fair value of the interest rate swap during the third quarter of 2007 have been recorded as a component of other comprehensive loss.

Income Tax Expense

Income tax expense for the third quarter of 2007 was $1.2 million and included $0.7 million of deferred income taxes for the difference between book and tax treatment of goodwill and $0.5 million of foreign income taxes.  Income tax expense for the third quarter of 2006 was $1.3 million and included $0.7 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.2 million of foreign income taxes and $0.4 million of state income taxes.

Nine Months Ended September 30, 2007 Compared to nine Months Ended September 30, 2006

Net Sales

Net sales for the nine months ending September 30, 2007 were $350.0 million, a decrease of $16.3 million, or 4.5%, compared to net sales of $366.3 million for the nine months ending September 30, 2006. The decrease in net sales is the result of Boston Scientific product transfers which decreased net sales by $11.1 million, $7.2 million decrease in sales volume, primarily in the orthopaedic market and lower selling prices of $1.8 million.  These decreases were partially offset by $2.2 million in higher precious metals pass-through charges to our customers, and $1.6 million of favorable currency translation on foreign net sales.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the first three quarters of 2007.

Gross Profit

Gross profit for the first nine months of 2007 was $91.0 million compared to $106.6 million for the first nine months of 2006.  The $15.6 million decrease in gross profit was a result of a less favorable product mix which decreased gross profit by approximately $10.1 million, a decrease in sales volume which reduced gross profit by approximately $6.2 million, and lower selling prices that reduced gross margin by approximately $1.8 million.  Partially offsetting these were decreases in manufacturing costs of approximately $2.5 million.  The decrease in manufacturing costs was the result of approximately $6.4 million of incremental expense recorded during the first half of 2006 for the step-up of inventory acquired in the Transactions and $0.6 million of favorable currency translation on foreign net sales.  These decreases are partially offset by $1.8 million of increased depreciation expense, approximately $0.7 million to transfer production of certain products within our manufacturing facilities, approximately $0.4 million of employment grants received in the 2006 period which offset production costs in that period and other net cost increases of approximately $1.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $38.6  million for the first nine months of 2007 compared to $46.7 million for the first nine months of 2006.   The $8.1 million decrease in SG&A expenses was primarily due to a reduction in non-cash stock-based compensation expense of $7.0 million primarily related to the decreases in the value of Accellent Holdings Corp common stock in 2007.  Additionally compensation related expense was lower by $0.8 million.  The reduction in non-cash stock-based compensation expense includes a $4.0 million credit recorded for non-cash stock-based compensation during the first nine months of 2007 to reflect the decrease in fair value of our liability for certain stock options rolled over by management in the Transaction.  The liability for these stock options decreased due to the decrease in fair value of Accellent Holdings Corp. common stock from $5.00 per share at December 31, 2006 to $4.00 a share at September 30, 2007.  Additionally  stock-based compensation expense in 2007 includes a credit of $0.8 million related to the impact of employee terminations.  Our SG&A costs for the first nine months of 2006 included $2.2 million of non-cash stock-based compensation expense relating primarily to our time-based stock options.

Research and Development Expenses

Research and development, or R&D, expenses for the first nine months of 2007 were $1.9  million compared to $2.8  million for the first nine months of 2006, primarily due to a $0.5 million reduction in research material costs and a $0.4 million reduction in compensation related costs.

Restructuring Charges

We recognized $0.7 million of restructuring charges during the first nine months of 2007 consisting almost entirely of severance costs to eliminate 18 positions in manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

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

The following table summarizes the recorded accruals and activity related to restructuring for the first nine months of 2007 (in thousands):

	Severance	Other Costs	Total
Balance as of December 31, 2006	$1,737	$191	$1,928
Restructuring charges incurred	684	24	708
Restructuring benefits realized	(7)	—	(7)
Payments	(2,078)	(146)	(2,224)
Balance as of September 30, 2007	$336	$69	$405

All restructuring related costs incurred during the first nine months of 2007 and 2006 were recorded in accordance with the guidance of SFAS No. 146.

Amortization

Amortization of intangible assets was $11.8 million for the first nine months of 2007 compared to $12.9 million for the first nine months of 2006.  The reduction was a result of the impairment of certain intangible assets recorded during the first half of 2007, which reduced the amount of assets subject to periodic amortization.

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

A summary of all charges for the impairment of goodwill and other intangible assets for our first nine months of 2007 is as follows (in thousands):

Intangible Asset	Carrying Value	Fair Value	Impairment

Goodwill	$98,431	$50,045	$48,386
Trademark	33,000	29,400	3,600
Customer Base	37,745	7,600	30,145
Developed Technology	579	370	209
Total	$169,755	$87,415	$82,340

Interest Expense, net

Interest expense, net, increased $1.2 million to $50.1 million for the nine months ending September 30, 2007, compared to $48.8 million for the nine months ending September 30, 2006.  The increase was primarily the result of higher interest rates on our Amended Credit Agreement.

Gain (Loss)  on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the first nine months of 2007, we realized  $0.1 million of losses on our derivative instruments.  During the first nine months of 2006, we recorded a gain of $1.8 million on our derivative instruments, comprised of $1.5 million of unrealized gains and $0.3 million of realized gains in the change in fair value of the instrument.  Our interest rate swap contract was redesignated as a cash flow hedge during the fourth quarter of 2006, therefore changes in the fair value of the interest rate swap during the first half of 2007 have been recorded as a component of other comprehensive income (loss).

Income Tax Expense

Income tax expense for the first nine months of 2007 was $2.9 million and included $2.2 million of deferred income taxes for the difference between book and tax treatment of goodwill, $1.7 million of foreign income taxes and $0.3 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.   Income tax expense for the first nine months of 2006 was $4.1 million and included $2.2 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $1.0 million of foreign income taxes and $0.9 million of state income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flows from operations and borrowings under our Amended Credit Agreement, entered into in conjunction with the Transaction and subsequently amended, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility.  Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At September 30, 2007, we had $5.9 million of letters of credit outstanding and $14.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our Amended Credit Agreement resulting in $55.1 million available under the revolving credit facility.

During the first nine months of 2007, cash provided by operating activities was $13.9 million compared to $24.2 million for the first nine months of 2006.  The decrease in cash provided by operations is primarily due to lower operating profits, partially offset by $4.0 million in change in working capital, resulting from lower payments for restructuring costs.

During the first nine months of 2007, cash used in investing activities totaled $18.6 million compared to $24.4 million for the first nine months of 2006.  The decrease in cash used in investing activities was attributable to lower capital spending during the first nine months of 2007.  Capital expenditures during the first nine months of 2007 included $2.3 million for the implementation of the Oracle enterprise resource planning system, or ERP system, throughout our entire business, compared to $3.4 million in the same period of 2006.  Capital expenditures are also lower than last year due to completion of large projects in 2006 and efforts to tightly manage spending in 2007.

 Our Amended Credit Agreement contains restrictions on our ability to make capital expenditures.  Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Amended Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

During the first nine months of 2007, cash provided by financing activities was $6.3 million compared to $4.6 million of cash used in the first nine months of 2006.  The increase was primarily due to $11.0 million in increased net borrowings on the revolving credit portion of our Amended Credit Agreement.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.  On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Amended Credit Agreement, entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment increases the maximum Leverage Ratio and decreases the minimum Coverage Ratio, as well as increases interest rates charged on both term loans and revolving credit loans under the Amended Credit Agreement.  The Amendment was effective April 27, 2007.

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

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our Amended Credit Agreement.  Adjusted EBITDA is a material component of these covenants.  For instance, the indenture governing the senior subordinated notes and our Amended Credit Agreement contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA.  Non-compliance with the financial ratio maintenance covenants contained in our Amended Credit Agreement could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30,2006
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(8,132)	$(6,457)	$(97,968)	$(10,883)
Interest expense, net	17,165	16,692	50,079	48,764
Income tax expense	1,212	1,279	2,897	4,144
Depreciation and amortization	8,802	8,642	26,537	25,295
EBITDA	$19,047	$20,156	$(18,455)	$67,320

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
EBITDA	$19,047	$20,156	$(18,455)	$67,320
Adjustments:
Goodwill and intangible asset impairment charge	—	—	82,340	—
Restructuring and other charges	(7)	1,154	701	3,452
Stock-based compensation — employees	(151)	(928)	(4,912)	2,332
Stock-based compensation — non-employees	480		1,521	—
Employee severance and relocation	792	187	1,228	361
Chief executive recruiting costs	—	—	225	—
Impact of inventory step-up related to inventory sold	—	—	—	6,422
Currency transaction loss	404	195	552	488
Loss (gain) on derivative instruments	122	4,260	64	(1,840)
Loss (gain) on sale of property and equipment	34	(8)	4	166
Transaction expenses	—	456	—	456
Management fees to stockholder	291	257	902	769
Adjusted EBITDA	$21,012	$25,729	$64,170	$79,926

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2007 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$575,022	$36,386	$71,816	$89,504	$377,316
Senior subordinated notes (1)	505,334	32,470	64,939	64,940	342,985
Capital leases	10	8	2	—	—
Operating leases	45,677	6,197	11,848	11,038	16,594
Purchase obligations (2)	24,312	24,312	—	—	—
Other long-term obligations (3)	34,361	2,033	496	8,350	23,482
Total	$1,184,716	$101,406	$149,101	$173,832	$760,377

(1)	Includes principal and interest payments.

(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)
Other long-term obligations includes share-based payment obligations of $9.7 million, environmental remediation obligations of $3.7 million, accrued compensation and pension benefits of $3.0 million, deferred income taxes of $16.1 million, accrued swap liability of $1.2 million, and other obligations of $0.7 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns.  We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded.  Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base.  The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.  To date, the amount of estimated returns has not been material to total net revenues.  Our allowance for sales returns was $0.8 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future.  The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends.  Based on this analysis, we provide allowances for specific accounts where a loss is probable.  Our allowance for doubtful accounts was $0.6 million and $0.9 million at September 30, 2007 and December 31, 2006, respectively.

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

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim.  We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at September 30, 2007 and December 31, 2006 were $3.7 million and $3.1 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective January 1, 2008 and we will adopt the statement at that time.  We believe that the adoption of SFAS 157 will not have a material effect on our results of operations, cash flows or financial position.

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

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at September 30, 2007 of $393.0 million with an interest rate of 8.01%.  We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At September 30, 2007, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010.  We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At September 30, 2007, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At September 30, 2007, the notional amount of the collar contract in place was $100.0 million and will decrease to $75.0 million on February 27, 2008.  The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries.  Our principal currency exposures relate to the Euro, British pound and Mexican peso.  We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the third quarter of 2007, we completed the seventh manufacturing location implementation of Oracle.  The implementation of Oracle during the third quarter of 2007 modified our existing controls to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water announced that they had filed a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  To date, the Company has not been served in connection with such suit.  The alleged violations relate to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania.  Such emissions are authorized by permit.  We believe that we have complied with all applicable emission limits for TCE,  and we intend to vigorously defend any action that may be filed in this regard.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions from the Collegeville facility.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended September 30, 2007.

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

Accellent Inc.

November 13, 2007	By:	/s/ Kenneth W. Freeman
Kenneth W. Freeman
Executive Chairman (Principal Executive Officer)

Accellent Inc.

November 13, 2007	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.