Form 10-K
period 2007-12-31
ACCELLENT INC
filed 2008-03-31
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-130470

Accellent Inc.
(Exact name of registrant as specified in its charter)

Maryland	84-1507827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Fordham Road
Wilmington, Massachusetts  01887
(978) 570-6900
(Address, zip code, and telephone number, including
area code, of registrants principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007: not applicable

As of March 31, 2008, 1,000 shares of the Registrants common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  In some cases, these "forward looking statements" can be identified by the use of words like "believes," "estimates," "anticipates," "expects," "intends," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

Important factors that could cause our actual results, performance and achievements or industry results to differ materially from the forward-looking statements are set forth in this report, including under the headings "Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A-Risk Factors."

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OTHER INFORMATION

We maintain our principal executive offices at 100 Fordham Road, Wilmington, Massachusetts 01887, and our telephone number is (978) 570-6900.

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the "SEC").  You can obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's Web site at www.sec.gov.

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Form 10-K to "Accellent," "we," "our," "us" and "the company" refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transaction (as described below).  Financial information reported in this Form 10-K include the financial results of each acquired company since each respective acquisition date.

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We focus on what we believe are the largest and fastest growing segments of the medical device market including cardiology, drug delivery, endoscopy, neurology and orthopaedics. Our customers include the leading medical device companies in the world, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker and Zimmer. We provide our customers with reliable, high-quality, cost-efficient integrated outsourcing solutions that span the complete supply chain spectrum.

Our design, development and engineering, precision component manufacturing, device assembly and supply chain management services provide multiple strategic benefits to our customers. We help speed our customers' products to market, lower their manufacturing costs, provide capabilities that they do not possess internally and enable our customers to concentrate resources on where they maximize value, including clinical education, research, sales, and marketing.

We have developed long-term relationships with our largest customers and work closely with them in the designing, testing, prototyping, validation and production of their products. In many cases, we have been partnering with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers and often become the sole supplier of the manufacturing and engineering services that we provide to our customers. Many of the end products we produce for our customers are regulated by the FDA, which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers through the multiple validations of our manufacturing process required to ensure high quality and reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high switching costs for transferring product lines once a product begins production. Typically, once our customers have begun production of a certain product with us, they do not move their products to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been validated in the past.

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

Our opportunities for future growth are expected to come from a combination of factors, including market growth, increasing our market share of the overall outsourcing market and increased outsourcing of existing and new products by our customers. This growing revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices for over ten years, such as biopsy instruments, joint implants, pacemakers and surgical instruments. As our customers end market products experience new product innovation, we continue to supply the base products and services across end market product cycles.

The Transaction

On November 22, 2005, we completed our merger with Accellent Acquisition Corp., or AAC, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, pursuant to which Accellent Merger Sub Inc., a wholly-owned subsidiary of AAC, merged with and into Accellent Inc., with Accellent Inc. being the surviving entity (the "Merger").

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain Capital ("Bain") made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management. Equity rolled over by management included approximately $19 million of equity in stock options of Accellent Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp, and $10 million of preferred stock of Accellent, Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which was comprised of eight individuals. In addition, in connection with the Transaction, we:

●	entered into a senior secured credit facility, consisting of a $400 million senior secured term loan facility and a $75 million senior secured revolving credit facility;

●	issued $305 million aggregate principal amount of 10% senior subordinated notes, resulting in net proceeds of approximately $301 million after an approximately $4 million original issue discount;

●	repaid approximately $409 million of the indebtedness of our subsidiary, Accellent Corp., including $175 million 10% senior subordinated notes due 2012 pursuant to a tender offer; and

●	paid approximately $73 million of transaction fees and expenses, including tender premiums.

The Merger and related financing transactions are referred to collectively as the "Transaction."

Acquisitions by the Company

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

The Campbell and MTG acquisitions are referred to collectively as the "2005 Acquisitions."

The results of operations of the acquired companies are included in our results as of the date of each respective acquisition.

Industry Background

We focus on what we believe are the largest and fastest growing end markets within the medical device industry: cardiology, drug delivery, endoscopy, neurology and orthopaedics.  We believe that these end markets are attractive based on their large size, significant volume growth, relatively high customer profit margins, strong product pipelines, competitive environment and a demonstrated need for our high-quality manufacturing and engineering services.

We target these end markets by focusing on medical device companies that participate in one or more of these markets. We believe these medical device companies will generate outsourcing opportunities related to the end markets in which they operate.

We believe that demand growth is being driven primarily as a result of:

●
      Aging Population.  The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 4% from 2008 to 2013, while the number of individuals in the United States over the age of 55 is projected to grow approximately 14% during the same period. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

●
      Active Lifestyles.  As people live longer, more active lives, the adoption of medical devices such as orthopaedic implants and arthroscopy devices has grown. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

●
      Advances in Medical Device Technology.  The development of new medical device technology is driving growth in the medical device market. Examples include neurostimulation, minimally invasive spinal repair, vascular stenting and innovative implantable defibrillators, which are experiencing increased adoption in the medical community because of the significant demonstrated patient benefits.

●
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

●
      Increase in Minimally Invasive Technologies.  The medical device market is witnessing a major shift away from invasive or open surgical procedures to minimally invasive procedures and technologies. Minimally invasive procedures have been developed to reduce the pain, trauma, recovery time and overall costs resulting from open and more invasive procedures. The continued adoption of minimally invasive technologies is expected to continue driving growth in the overall medical device market.

The chart below provides examples of customer products in our targeted markets and the products and services that we provide for each of the customer end products.

Market		Customer Devices/Products		Our Products and Services

Interventional Cardiology	●	Stents	●	Stent tubing, stents, mandrels
	●	Rotational artery clearing device	●	Ground guidewires, tubular drive components
	●	Guidewires, delivery systems	●	Marker bands, catheter shafts, tooling mandrels, corewires, guidewire assemblies
Cardiac Rhythm Management	●	Pacemakers	●	Implantable electrodes, connector blocks, lugs

Market		Customer Devices/Products		Our Products and Services

	●	Implantable defibrillators	●	Electrodes & leads
Cardiac Surgery	●	Heart immobilization devices	●	Machined tubing
	●	Heart valves	●	Machined valve bodies and leaflets
Interventional Neurology	●	Implantable coils	●	Wire coiling
	●	Catheters/delivery systems	●	Guidewires
Peripheral Vascular	●	Stents/Delivery systems	●	Stents, stent tubing, guidewires, hypotubing
Laparoscopy/Gynecology	●	Harmonic scalpel blades	●	Blade assemblies
	●	Breast biopsy devices	●	Tubular components, stamped components
	●	Trocars	●	Tubular components and complete assemblies
	●	Birth control devices	●	Tubular machined components
			●	Complete finished devices
Arthroscopy	●	Shaver blades	●	Blade assemblies
	●	Arthroscopes	●	Arthroscope tubing
	●	Suture anchors	●	Machined anchors, drivers
Urology	●	Stone retrieval baskets	●	Wire grinding
	●	Thermal tumor shrinkage	●	Catheter design and fabrication
	●	Bladder stapling devices	●	Finished goods
Gastrointestinal	●	Biopsy forceps	●	MIM jaws
			●	Plastic catheters
			●	Multi-lumen polymer extrusions
			●	Plastic injection molded assemblies
Ophthalmology	●	Ultrasonic tips	●	Micro tube drawing and machining
Drug Delivery	●	Drug pumps	●	Case stamping
	●	Tube sets	●	Finished devices and accessories
			●	Thick walled machined tubing
	●	Inhalers	●	Hypotube needle fabrication
Wound Closure	●	Stapling devices	●	Stamped components
			●	MIM jaws and Anvils
			●	Tubular components
Joint Replacement	●	Artificial hip, knee & extremity implants	●
Hip stems & sleeves, acetabular shells & liners, tibial trays, posts, inserts & wedges, femoral components, glenoids, shoulder stems, ankle, finger & toe components. Forgings, surface treatment & engineering services to support customer implant programs

	●	Hip and knee trials	●	Same as implants above, but machined from plastic, aluminum and stainless steel. Used for sizing implants
	●	Procedure specific instruments	●	Impactors, implant holders, reamers, drills, taps, tamps, alignment guides, cutting blocks, screw drivers, torque wrenches
Spinal	●	Fusion components, artificial discs, and dynamic stabilization system implants	●	Plates, screws, rods, cross-connectors, metal discs, polyurethane inserts, surface treatments

Market		Customer Devices/Products		Our Products and Services

	●	Procedure specific instruments	●	Screwdrivers, torque wrenches, gages, implant holders, reamers, cutting guides
	●	Orthobiologics	●	Single use sterile delivery system design, manufacture & assembly & packaging, Machined synthetic bone substitutes and packaging
Trauma	●	Implants	●	Maxillofacial plates & screws, compression plates & screws, IM nail, fixation screws
	●	External Fixation	●	Clamps, hooks, screws
	●	Procedure specific instruments	●	Screwdrivers, drills, taps, reamers, alignment guides

Medical Device Companies in Our Key Target End Markets Are Outsourcing Manufacturing, Design and Engineering.  As medical devices have become more technically complex, the demand for precision manufacturing capabilities and related engineering services has increased significantly. Many of the leading medical device companies in our end markets are increasingly utilizing third-party manufacturing and engineering providers as part of their business and manufacturing strategies. Outsourcing allows medical device companies to take advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers.  In addition, outsourcing enables medical device companies to concentrate resources on where they create value including clinical education, research, sales and marketing.

Medical device companies carefully select their manufacturing and engineering outsourcing partners primarily based on quality and reliability. Medical devices companies require stringent validation processes and manufacturing standards to ensure high quality production and reliable delivery. The validation and approval process for third-party manufacturing requires a significant amount of time and engineering resources that often result in long-term relationships. These processes may also include inspection by the FDA of the manufacturing facilities in connection with products undergoing pre-market regulatory review. As a result, we believe that medical device companies increasingly seek to reduce the number of suppliers they use by consolidating with a limited number of strategic partners with demonstrated track records. We believe that medical device companies choose their strategic outsourcing partners based on the partners ability to:

●	Provide comprehensive precision manufacturing and engineering capabilities

●	Deliver consistently high quality and highly reliable products at competitive prices

●	Assist in rapid time-to-market and time-to-volume manufacturing requirements

●	Manage a comprehensive, global supply chain

We believe our current target market will continue to increase due to both the growth in medical device end markets and an increase in outsourcing by medical device companies. Key factors driving increased penetration in outsourcing include:

●
      Desire to Accelerate Time-to-Market With Innovation.  The leading medical device companies are focused on clinical education, research, sales and marketing in order to maximize the commercial potential from new products. For these new products, the medical device companies are attempting to reduce development time in order to bring products to market faster and compete more effectively. Outsourcing enables medical device companies to accelerate time-to-market and clinical adoption.

●
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

●
      Rationalization of Medical Device Companies' Existing Manufacturing Facilities.  Medical device companies are continually looking to reduce costs and improve efficiencies within their organizations. As medical device companies rationalize their manufacturing base as a way to realize cost savings, they are increasingly turning to outsourcing. Through outsourcing, medical device companies can reduce capital investment requirements and fixed overhead costs, as well as benefit from the economies of scale of the third-party manufacturer.

●
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

●
      Reduced Product Development and Manufacturing Costs.  We provide comprehensive services, including design and development, raw material sourcing, component manufacturing, final assembly, quality control and sterilization and warehousing and delivery, to our customers, often resulting in lower total product development costs.

Competitive Strengths

Our competitive strengths make us a preferred strategic partner for many of the leading medical device companies and position us for profitable growth. Our preferred provider status is evidenced through our long-term customer relationships, sole source agreements and/or by official designations.

●
      Market Leader.  We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

●
      Strong Long-Term Strategic Partnerships With Targeted Customers.  Based on discussions with our customers, we believe we are considered a preferred strategic supplier to a majority of our top ten customers and often become the sole supplier of manufacturing and engineering services for a significant portion of the products we provide to our customers. We have a highly focused sales force dedicated to serving the leading medical device manufacturers, many of which we have had relationships with for at least ten years. With our large customers, we generate diversified revenue streams across separate divisions and multiple products. As a result of our strong relationships, we are well-positioned to compete for a majority of our customers outsourcing needs and benefit as our customers' seek to reduce their supplier base.

●
      Breadth of Manufacturing and Engineering Capabilities.  We provide a comprehensive range of manufacturing and engineering services, including design, testing, prototyping, production and device assembly, as well as comprehensive global supply chain management services. We have approximately 200 engineers available to help design, prototype and test feasibility and manufacturability. We have made significant investments in precision manufacturing equipment, information technology and quality systems. Our facilities have areas of expertise and capabilities which allow us to provide proprietary manufacturing services. In addition, our internal R&D team has developed innovative automation techniques that create economies of scale that can reduce production costs and often enable us to manufacture products at lower costs than our customers and competitors.

●
      Reputation for Quality.  We believe that we have a reputation as a high quality manufacturer. Our manufacturing facilities follow a single uniform quality system and are ISO 13485 certified, a quality standard that is specific to medical devices and the most advanced level attainable. Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers' selection of a strategic manufacturing partner. As a result, our reputation and experience provide us with an advantage in winning new business as large medical device companies want to partner with successful, proven manufacturers who have the systems and capabilities necessary to deliver a high level of quality that is comparable to their own.

●
      Strategic Locations.  We believe that the location of our design, prototyping and engineering centers near our major customers and the location of certain of our facilities in advantageous manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers near Boston, Massachusetts, Minneapolis, Minnesota, and Memphis, Tennessee, and our manufacturing centers in Galway, Ireland, and near Minneapolis, Minnesota are strategically located near our major customers. In addition, our Juarez, Mexico facility provides our customers with low-cost manufacturing and assembly capabilities.

●
      Experienced and Committed Management Team.  We have a highly experienced management team at both the corporate and operational levels.  Members of our management team also have extensive experience in mergers, acquisitions and integrations.

Business Strategy

Our primary objective is to follow a focused and profitable growth strategy.  We intend to strengthen our position as a leading provider of outsourced precision manufacturing and engineering services to our target markets through the following:

●
       Grow Our Revenues.  We are focused on increasing our share of revenues from the leading companies within our target markets and gaining new customers within these markets. We believe the strength of our customer relationships and our customer-focused sales teams, in combination with our comprehensive engineering and operating capabilities put us in a preferred position to capture an increasing percentage of new business with existing customers and gain new customers.

●
      Increase Manufacturing Efficiencies.   We are implementing our "Lean Sigma Manufacturing" program focused on improving overall process control and cycle time reduction while substantially increasing our labor, equipment and facility efficiencies.  The program is aimed at reducing our overall manufacturing costs and improving our capital and facility utilization necessary to support our continued growth.  The program consists of standardized training for all Accellent employees in both lean and six sigma fundamentals including standard tools to support the identification and elimination of waste and variation.  We are also deploying customized training for specialized job functions to increase our population of Lean Sigma certified employees.

●
      Leverage Design and Prototyping Capabilities and Presence.  We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations and equipment. We currently have design facilities near Minneapolis, Minnesota, Boston, Massachusetts, and Memphis, Tennessee. We believe being involved in the initial design and prototyping of medical devices positions us favorably to capture the ongoing manufacturing business of these devices as they move to full production.

●
      Provide an Integrated Supply Chain Solution.  We are constantly adding strategic capabilities in order to provide a continuum of service for our customers throughout their product life cycles, thereby allowing them to reduce the number of vendors they deal with and focus their resources on speed to market. These capabilities range from concept validation and design and development, through manufacturing, warehousing and distribution.  We are also evaluating other low cost capabilities and partnerships with customers.

●
      Selectively Pursue Complementary Acquisitions.  While our first order of business is strengthening our core given the fragmented nature of the medical device outsourcing industry and the opportunity this presents we will selectively pursue complementary acquisitions which would allow us to expand our scope and scale to further enhance our offering to our customers.

Capabilities

As outsourcing by medical device companies continues to grow, we believe that our customers' reliance upon the breadth of our capabilities increases. Our capabilities include Design and Engineering, Precision Component Manufacturing, Device Assembly and Supply Chain Management.

Design and Engineering.  We offer design and engineering services that include product design engineering, design for manufacturability, analytical engineering, rapid prototyping and pilot production. We focus on providing design solutions to meet our customers' functional and cost needs by incorporating reliable manufacturing and assembly methods. Through our engineering design services, we engage our customers early in the product development to reduce their manufacturing costs and accelerate the development cycle.

Capability	Description & Customer Application
Product Design Engineering	Computer Aided Design (CAD) tool used to model design concepts which supports the design portion of the project, freeing customers' staff for additional research
Design for Manufacturability
Experience in manufacturing and process variation analysis ensures reliability and ongoing quality are designed in from the onset which eliminates customers' need for duplicate quality assurance measures, provides for continuous improvement and assures long-term cost control objectives are met

Analytical Engineering
Finite Element Analysis (FEA) and Failure Mode and Effect Analysis (FMEA) tools verify function and reliability of a device prior to producing clinical builds, shortening the design cycle and allowing products to reach the market faster and more cost effectively

Physical Models
Computer Aided Manufacturing (CAM), Stereolithography and "Soft Tooling" concepts which permit rapid prototyping to provide customers with assurance that they have fulfilled the needs of their clinical customers and confirm a transition from design to production

Pilot Production
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

Capability	Description & Customer Application
Tube Drawing	Process to manufacture miniature finished tubes or tubular parts used in stents, cardio catheters, endoscopy instruments and orthopaedic implants
Wire Drawing	Process to manufacture specialized clad wires utilized in a variety of cardiology and neurological applications
Wire Grinding & Coiling	Secondary processing of custom wires to create varying thicknesses or shapes (springs) used in guidewires and catheters for angioplasty and as components in neurological applications
Micro-Laser Cutting	Process uses a laser to remove material in tubular components resulting in tight tolerances and the ability to create the "net like" shapes used in both cardiology and peripheral stents
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

Forging	Process using heat and impact to "hammer" metal shapes and forms. Secondary processing needed to bring to finished form. Most often to fabricate surgical instruments within the medical industry

Device Assembly.  Device assembly is being driven by the medical device companies' focus on more products being released in shorter timeframes. To fulfill this growing need, we provide contract manufacturing services for complete/finished medical devices at our U.S., Mexico and Ireland facilities. We provide the full range of assembly capabilities defined by our customers' needs, including packaging, labeling, kitting and sterilization.

Capability	Description & Customer Application
Mechanical Assembly	Uses a variety of sophisticated attachment methods such as laser, plasma, ultrasonic welding or adhesives to join components into complete medical device assemblies
Electro-Mechanical Assembly	Uses a combination of electrical devices such as printed circuit boards, motors and graphical displays with mechanical sub-assemblies to produce a finished medical device
Marking/Labeling & Sterile Packaging
Use of laser or ink jet marking or pad printing methods for product identification, branding and regulatory compliance; applying packaging methods such as form-fill-seal or pouch-fill-seal to package individual medical products for sterilization and distribution

Supply Chain Management.  Our supply chain management services encompass the complete order fulfillment process from raw material to finished devices for entire product lines. This category of capabilities is an umbrella for the capabilities listed above, including design and engineering, component manufacturing device assembly raw materials sourcing, quality control/sterilization and warehousing and delivery, described below.

Capability	Description & Customer Application
Raw Materials Sourcing	Procurement and consulting on the choice of raw materials, assure design and materials suitability
Quality Control/Sterilization	The ability to design and validate quality control systems that meet or exceed customer requirements. In addition, we provide validated sterilization services
Warehousing and Delivery	The ability to provide customer storage and distribution services, including end user distribution

Business Segments

During the fourth quarter of 2007 we re-aligned the Company into one operating segment to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three operating segments to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three operating segments met the segment aggregation criteria of paragraph 17 of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Sales and Marketing

We market and sell our products directly to our customers through our sales team of approximately 37 individuals; 31 individuals are based in the United States, and 6 individuals are based in Europe.  In addition, we have a network of independent manufacturer's representative firms to sell our products primarily outside of the United States.

Our sales force targets the top medical device customers in each of the target markets that we serve. Each of these top accounts is assigned dedicated Corporate Account Teams. The primary mission of our sales force is to drive profitable growth, increase our market share with customers by expanding our relationships and secure new business.

The engineering expertise of our sales force allows us to provide technical assistance and advice to our customers in the field. This assistance and advice strengthens close working relationships between our sales personnel and our customers.

Customers

Our customers include the leading worldwide medical device manufacturers that concentrate primarily in the cardiology, drug delivery, endoscopy, neurology and orthopaedics markets. We have built strong relationships with our customers by delivering highly customized and engineered components, assemblies and finished goods for their markets. For the twelve months ended December 31, 2007, approximately 95% of our net sales were derived from our medical device customers.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. For the twelve months ended December 31, 2007, our 10 largest medical device customers accounted for approximately 57% of our net sales.  In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the twelve months ended December 31, 2007.  We provide a multitude of products and services to our customers across their various divisions.

We also have established customer relationships with companies outside of the medical device market which accounted for less than 10% of our net sales for 2007. Our industrial customers service the electronic, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in such products as high density discharge lamps, fiber optics, motion sensors and power generation.

International Operations

For the twelve months ended December 31, 2007, approximately 16% of our revenues were generated outside the United Sates.  International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles.  See note 14 to our consolidated financial statements for revenues and long-lived assets by country.

Information Technology

We are in the process of installing the Oracle 11i enterprise resource planning, or ERP, system across our facilities.  This project is upgrading and deploying a common implementation of ERP functionality at our facilities.  We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, CAD, and computer aided manufacturing, or CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We deploy our systems to provide direct business benefits to us, our customers and our suppliers.

Quality

Due to the patient-critical and highly regulated nature of the products our customers' provide, strong quality systems are an important factor in our customers selection of a strategic manufacturing partner. In order for our customer's to outsource manufacturing to us, our quality program must meet or exceed customer requirements.

Our Quality Management System is based on the standards developed by the International Organization for Standardization (ISO) and the FDA's Quality System Regulation. These standards specify the requirements necessary for a quality management system to consistently provide product that meet or exceed customer requirements. Also included are requirements for processes to ensure continual improvement and continued effectiveness of the system. Compliance to ISO Standards is assessed by independent audits from an accredited third party (a Registrar) and through internal and customer audits of the quality system at each facility.

We have registered our facilities under a single Quality Management System which conforms to ISO 13485:2003, "Medical Devices-Quality management systems-Requirements for regulatory purposes."

Additionally we are deploying our "lean manufacturing" program throughout the Company. The lean manufacturing program supports the quality system and drives continuous improvement by utilizing Six Sigma principles. The principles of the Six Sigma methodology (Define, Measure, Analyze, Improve and Control) allow the sources of variation in a process to be identified, systematically reduced and controlled to maintain the improvements.

Supply Arrangements

We have established relationships with many of our materials providers. However, most of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases we have pass-through pricing arrangements with our customers that purchase precious metal components or we have established multi-year firm-pricing agreements with our suppliers in order to minimize price fluctuations.

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

Intellectual Property

The products that we manufacture are made to order based on the customers' specifications and may be designed using our design and engineering services. Generally, our customers retain ownership of and the rights to their products' design while we retain the rights to any of our proprietary manufacturing processes.

We continue to develop intellectual property primarily in the areas of process engineering and materials development for the purpose of internal proprietary utilization. Our intellectual property enhances our production capabilities and improves margins in our manufacturing processes while providing a competitive differentiator. Examples of technologies developed include improvements in micro profile grinding, polymer micro tube manufacturing, metal injection molding and surface enhancement methods for surgical implants.

We also continue to develop intellectual property for the purpose of licensing certain technologies to our medical device customers. The use of these technologies by our medical device customers in their finished design, component or material solution results in additional royalty revenues. Examples of licensed technologies include improvements to catheter based applications, gastrointestinal surgical devices and vascular stents.

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

Our existing or potential competitors include suppliers with different subsets of our manufacturing capabilities, suppliers that concentrate on niche markets, and suppliers that have, are developing, or may in the future develop, broad manufacturing capabilities and related services. We compete for new business at all phases of the product lifecycle, which includes development of new products, the redesign of existing products and transfer of mature product lines to outsourced manufacturers. Competition is generally based on reputation, quality, delivery, responsiveness, breadth of capabilities, including design and engineering support, price, customer relationships and increasingly the ability to provide complete supply chain management rather than individual components.

Many of our customers also have the capability to manufacture similar products in house, if they so choose.

Government Regulation

Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations and have in the past paid civil penalties and taken corrective measures for violations of environmental laws. In anticipation of proposed changes to air emission regulations, we are incorporating new air emission control technologies at one of our manufacturing sites which use a regulated substance. To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

In several instances, we have entered into settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements have had a material adverse impact on our business or financial condition.

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. Pursuant to such laws in 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation ("UTI"), our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI's Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA.  Other of our subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2007, we have a long-term liability of $3.6 million related primarily to the Collegeville remediation.  We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

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

In addition, the FDA and state and foreign governmental agencies regulate many of our customers' products as medical devices. FDA approval/clearance is required for those products prior to commercialization in the U.S., and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the U.S., we will be subject to the medical device manufacturing regulations of those countries. Our Mexico facility must comply with U.S. FDA regulations, which we believe are more stringent than the local regulatory requirements our facility must also comply with. Some other countries may rely upon compliance with U.S. regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

In order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

Employees

As of December 31, 2007, we had 3,667 employees. We also employ a number of temporary employees to assist with various projects. Other than some employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

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

As of December 31, 2007, our total indebtedness was $721 million. We also have an additional $42 million available for borrowing under the revolving portion of our senior secured credit facility at December 31, 2007.  We also are permitted to incur up to an additional $100 million of senior secured debt under our senior secured term loan facility at the option of participating lenders subject to certain conditions.

Our substantial indebtedness could have important consequences, including:

●	making it more difficult for us to make principal and interest payments on our senior subordinated notes;

●	increasing our vulnerability to general economic and industry conditions;

●
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facility, will be at variable rates of interest;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

●	placing us at a disadvantage compared to our competitors who have less debt.

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

Our senior secured credit facility and the indenture governing our senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries ability to, among other things:

●	incur additional indebtedness;

●	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

●	make certain investments;

●	sell certain assets;

●	create liens;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

●	enter into certain transactions with our affiliates.

In addition, under the senior secured credit facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not be able to meet these ratios and tests in future periods. A breach of any of these covenants could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facility and the notes.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA ("Leverage Ratio") and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense ("Interest Coverage Ratio").  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.  At December 31, 2007, our Leverage Ratio was 8.26 versus a required maximum of 8.5.  The required maximum Leverage Ratio under our debt agreements adjusts down to 8.00 for the quarter ended December 31, 2008.  At December 31, 2007, our Interest Coverage Ratio was 1.37 versus a required minimum of 1.25.  The required minimum Interest Coverage Ratio adjusts up to 1.35 for the quarter ended December 31, 2008.  We may not meet the Leverage Ratio or Interest Coverage Ratio in future periods.  Failure to meet these ratios could result in the requirement to repay all amounts outstanding under our senior secured credit facility and also restrict our ability to incur additional indebtedness in accordance with the indenture governing the senior subordinated notes.

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

During 2007, after drawing down $24 million on our revolving loan,cash flows from operating, investing, and financing activities provided a net increase in cash and cash equivalents of $2.9 million.  Net borrowings on the revolving credit portion of our senior secured credit facility to fund our cash payment obligations and operating activities was $20.0 million.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company, and all of our tangible assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on such notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing our senior subordinated notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for the products and services we offer due to:

●	pricing pressure experienced by our customers from managed care organizations and other third party payors;

●	increased market power of our customers as the medical device industry consolidates; and

●	increased competition among medical engineering and manufacturing services providers.

If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

Because a significant portion of our net sales comes from a few large customers, any decrease in sales to these customers could harm our operating results.

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended December 31, 2007, our ten largest customers accounted for approximately 57% of our net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for this period.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

We may not be able to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

Our design, manufacturing and assembly business has grown partly as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. For example, Boston Scientific transferred a number of products assembled by us to its own assembly operation in 2005 and 2006. Protecting intellectual property rights and maximizing control over regulatory compliance are among factors that may influence medical device companies to keep production in-house. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our revenue to decline, and we may be limited in our ability or unable to continue to grow our business.

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

Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:

●	the fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in revenue;

●
changes in the relative portion of our revenue represented by our various products, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;

●	introduction and market acceptance of our customers' new products and changes in demand for our customers' existing products;

●	the accuracy of our customers' forecasts of future production requirements;

●	timing of orders placed by our principal customers that account for a significant portion of our revenues;

●	timing of payments by customers;

●	future price concessions as a result of pressure to compete;

●	cancellations by customers as a result of which we may recover only our costs;

●	availability of raw materials, including nitinol, elgiloy, tantalum, stainless steel, columbium, zirconium, titanium, gold, silver and platinum;

●	increased costs of raw materials, supplies or skilled labor;

●	effectiveness in managing our manufacturing processes; and

●	changes in competitive and economic conditions generally or in our customers' markets.

Investors should not rely on results of operations in any past period as an indication of what our results will be for any future period.

Our industry is very competitive. We may face competition from, and we may be unable to compete successfully against, new entrants and established companies with greater resources.

The market for outsourced manufacturing and engineering services to the medical device industry is very competitive and includes thousands of companies. As more medical device companies seek to outsource more of the design, prototyping and manufacturing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position, and we may encounter competition from and lose customers to other companies with design, technological and manufacturing capabilities similar to ours. Some of our potential competitors may have greater name recognition, greater operating revenues, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than we have. If we are unsuccessful competing with our competitors for our existing and prospective customer's business, we could lose business and our financial results could suffer.

As we rationalize manufacturing capacity and shift production to more economical facilities, our customers may choose to reallocate their outsource requirements among our competitors or perform such functions internally.

As we integrate acquired operations and rationalize manufacturing capability and shift production to more economical facilities, our customers may evaluate their outsourcing requirements and decide to use the services of our competitors or move design and production work back to their own internal facilities. For some customers, geographic proximity to the outsourced design or manufacturing facility may be an important consideration and changes we may make in manufacturing locations may lead them to no longer use our services for future work. If our customers reallocate work among outsourcing vendors or complete design or production in their own facilities, we would lose business, which could impair our growth and operating results. Further, unanticipated delays or difficulties in facility consolidation and rationalization of our current and future facilities could cause interruptions in our services which could damage our reputation and relationships with our customers and could result in a loss of customers and market share.

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

Our business depends on a continuous supply of raw materials and production feedstock. Raw materials and production feedstock needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, change in economic climate or other unforeseen circumstances. Failure to maintain our supply of raw materials and production feedstock could cause production delays resulting in a loss of customers and a decline in revenue. Due to the supply and demand fundamentals of raw material and production feedstock used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials and production feedstock may increase our expenses and affect our operating results. The principal raw materials and production feedstock used in our business include platinum, stainless steel, titanium, copper, tantalum, cobalt chromium, niobium, nitinol, hydrogen, natural gas and electricity. In particular, tantalum and nitinol are in limited supply. For wire fabrication, we purchase most of our stainless steel wire from an independent, third party supplier. Any supply disruptions from this supplier could interrupt production and harm our business.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

We have international manufacturing operations in Europe and Mexico. We also receive a portion of our net sales from international sales, approximately 57% of which is generated by exports from our facilities in the United States and the remainder is generated by sales from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

●
fluctuations in the value of currencies could cause exchange rates to change and impact our profitability; changes in labor conditions and difficulties in staffing and managing foreign operations, including labor unions, could lead to delays or disruptions in production or transportation of materials or our finished products;

●
greater difficulty in collecting accounts receivable and longer payment cycles, which can be more common in our international operations, could adversely impact our operating results over a particular fiscal period; and

●
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

Changes in environmental laws may result in costly compliance requirements or otherwise subject us to future liabilities. For example, in anticipation of proposed changes to air emission regulations, we are incorporating new air emission control technologies at one of our manufacturing sites which use a regulated substance.  We expect to spend approximately $1.0 million in capital expenditures to implement this new air emission technology of which $0.6 million was incurred in 2007 with the remainder of $0.4 million to be incurred in 2008.  In addition, to the extent these changes affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our revenue could suffer.

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

We may be required to spend significant resources to monitor our intellectual property rights, we may be unable to detect infringement of these rights and we may lose our competitive advantage associated with our intellectual property rights before we do so. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail. Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued (or as of recently, until publication, which occurs eighteen months after filing), and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties and we may be liable for infringement at that time. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products.

In addition, any infringement claims, significant charges or injunctions against our customers' products that incorporate our components may result in our customers not needing or having a reduced need for our capabilities and services.

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

The manufacture and sale of products that incorporate components manufactured or assembled by us exposes us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of, or design flaws in, our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems relate to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. We manufacture polyimide products for Guidant in accordance with Guidant's design specifications. On October 25, 2005, Guidant publicly announced that the U.S. Attorney's Office in Minneapolis, Minnesota had issued a subpoena to Guidant requesting documents relating to its Ventak Prizm 2 and Contak Renewal 1 and 2 defibrillator devices. We received a subpoena dated October 28, 2005 from the Minneapolis office of the U.S. Attorney in connection with this investigation. In response to the subpoena, we have provided documents relating to polyimide products which we manufacture for use in implanted medical devices and also documents regarding the risks related to the use of polyimide in any medical device implanted in the human body. We have been orally advised by the office of the U.S. Attorney in Minneapolis that we are providing this information as a witness to this investigation. We are cooperating fully with the government in connection with this matter.

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

As of December 31, 2007, our goodwill, net represented approximately $629.9 million, or 56.1%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. During the year ended December 31, 2007 the Company recorded impairment charges of $217.3 million.  We could be required to recognize additional reductions in our net income caused by the write-down of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.  See note 5 to our consolidated financial statements for goodwill and other intangible assets.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our senior secured credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See "Managements Discussion and Analysis of Financial Condition and Results of OperationsLiquidity and Capital Resources."

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market.  These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the twelve months ended December 31, 2007 our industrial operations accounted for approximately 5% of our net sales. Historically, net sales from these operations have been highly cyclical.  Additionally, a significant portion of our orthopaedic sales are for instruments used in implant procedures.  Our sales from orthopaedic instrumentation related products are directly related to the timing of product launches by our customers.  Delays in product releases by our orthopaedic customers can result in increased volatility in our net sales.  We cannot predict when volume volatility will occur and how severely it will impact our results of operations.

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

Although our current internal capabilities are comprehensive, they do not include all elements that are required to satisfy all of our customers requirements. As we position ourselves to provide our customers with a single source solution, we may rely increasingly on third party suppliers, subcontractors and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

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

We may selectively pursue complementary acquisitions. However, we may not be able to identify potential acquisition candidates that could complement our business or may not be able to negotiate acceptable terms for acquisition candidates we identify. As a result, we may not be able to realize this element of our growth strategy. In addition, even if we are successful in acquiring any companies, we may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate the operations of acquired businesses with ours. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

●	demands on management related to the significant increase in the size of the business for which they are responsible;

●	diversion of managements attention from the management of daily operations to the integration of operations;

●	management of employee relations across facilities;

●	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

●
difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

●	expenses related to any undisclosed or potential liabilities; and

●	ability to maintain strong relationships with our and our acquired companies' customers after the acquisitions.

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

Item 3.     Legal Proceedings

On July 23, 2007, we were notified by the Citizens for Pennsylvanias Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water ("PAW") announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleges violations related to the emission of trichloroethylene ("TCE") by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit.  We believe that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any related litigation.

In a separate matter, the Pennsylvania Department of Environmental Protection ("DEP") has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency ("EPA") National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions from the Collegeville facility.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

Please see "Government Regulation" above for a description of certain environmental remediation matters which are incorporated by reference herein.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

No dividends have been declared on our common stock in the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005, or fiscal years 2006 and 2007.

On November 22, 2005, we completed an offering of $305.0 million in aggregate principal amount of 10% senior subordinated notes due 2013 (the "Notes"), which was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act").  The net proceeds from the issuance of the Notes of approximately $301 million after an approximately $4 million original issue discount were used primarily to finance the Transaction.  See Item 1 "The Transaction" for a description of the Transaction.  We sold the Notes to Credit Suisse First Boston LLC, JP Morgan Securities Inc. and Bear, Stearns & Co. Inc. (collectively, the "Initial Purchasers") pursuant to Section 4(2) of the Securities Act. The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act. On March 29, 2006, the Notes were exchanged for an equal aggregate principal amount of substantially identical registered notes (the "Exchange Notes") pursuant to a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on February 14, 2006.  Our senior secured credit facility and the indenture dated November 22, 2005 governing the Notes and Exchange Notes limit our ability to pay dividends. See "Managements Discussion and Analysis of Financial Condition and Results of Operation's Liquidity and Capital Resources" and Note 6 to the accompanying financial statements included in Item 8 of this Form 10-K.

Item 6.    Selected Financial Data

As a result of the Transaction, our selected historical consolidated financial data are presented in two periods, the Predecessor Period, which refers to our fiscal year ends 2003 and 2004 and the period from January 1, 2005 up to the date of the Transaction, or November 22, 2005, and the Successor Period which refers to the period subsequent to the Transaction and ending December 31, 2005 and the years ended December 31, 2006 and December 31, 2007.  We refer to the period from January 1, 2005 to November 22, 2005 as the "2005 Predecessor Period," and the period from November 23, 2005 to December 31, 2005 as the "2005 Successor Period." The operating data for the 2005 Predecessor Period, the 2005 Successor Period and the years ended December 31, 2006 and 2007 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2006 and 2007 were derived from our audited consolidated balance sheets included elsewhere in this Form 10-K.  The balance sheet data as of December 31, 2003 and 2004 and the operating data for the years ended December 31, 2003 and 2004 were derived from our audited financial statements that are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor			Successor
	Twelve Months Ended December 31,		Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2003	2004	2005	2005	2006	2007
	(In thousands)
STATEMENT OF OPERATIONS DATA(1):
Net sales	$174,223	$320,169	$411,734	$49,412	$474,134	$471,681
Cost of sales	121,029	234,396	283,029	44,533	337,043	349,929
Gross profit	53,194	85,773	128,705	4,879	137,091	121,752
Selling, general and administrative expenses	28,612	45,912	71,520	7,298	58,458	52,454
Research and development expenses	2,603	2,668	2,655	352	3,607	2,565
Restructuring and other charges(2)	1,487	3,600	4,154	311	5,008	729
Merger related costs(3)	-	-	47,925	8,000	-	(67)
Amortization of intangibles	4,828	5,539	5,730	1,839	17,205	15,506
Impairment of goodwill and intangibles(4)	-	-	-	-	-	251,253
Income (loss) from operations	15,664	28,054	(3,279)	(12,921)	52,813	(200,688)
Other income (expense):
Interest expense, net	(16,587)	(26,879)	(43,233)	(9,301)	(65,338)	(67,367)
Other(5)	(9)	(3,312)	(29,985)	198	(727)	(1,435
Total other expense	(16,596)	(30,191)	(73,218)	(9,103)	(66,065)	(68,802)
Loss before income taxes	(932)	(2,137)	(76,497)	(22,024)	(13,252)	(269,490
Income tax expense	13,872	3,483	5,816	478	5,307	5,391
Net loss	$(14,804)	$(5,620)	$(82,313)	$(22,502)	$(18,559)	$(274,881)
OTHER FINANCIAL DATA(1):
Cash flows provided by (used in):
Operating activities	$14,392	$22,231	$34,729	$(81,961)	$26,833	$8,218
Investing activities	(20,370)	(227,376)	(74,418)	(802,852)	(30,284)	(23,806)
Financing activities	3,977	217,071	38,032	879,342	(2,642)	18,280
Capital expenditures	6,371	13,900	22,896	6,265	30,744	23,952
Depreciation and amortization	11,591	16,152	20,047	3,057	34,173	35,378
Impairment	-	-	-	-	-	251,253
EBITDA(6)	-	40,894	(13,217)	(9,666)	86,259	(166,745)
Adjusted EBITDA(6)	-	79,652	96,144	9,321	101,661	86,606
Ratio of earnings to fixed charges(7)
Deficiency of earnings to fixed charges	932	2,137	76,497	22,024	13,252	119,740
BALANCE SHEET DATA (at period end)(1):
Cash and cash equivalents	$3,974	$16,004	-	$8,669	$2,746	$5,688
Total assets	279,135	600,229	-	1,408,448	1,373,594	1,122,365
Total debt	136,246	368,052	-	701,092	700,529	721,201
Redeemable and convertible preferred stock	12,593	30	-	-	-	-
Total stockholders equity	56,813	137,461	-	618,800	586,260	311,995

(1)
We acquired Venusa, Ltd and Venusa de Mexico, S.A. de C.V. (together, "Venusa") on February 28, 2003, MedSource on June 30, 2004, Campbell on September 12, 2005 and MTG on October 6, 2005. All acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in our financial statements at their fair market values and the operating results of the acquired companies are reflected beginning on the date of acquisition.

(2)
In connection with the MedSource acquisition, we identified $9.3 million of costs associated with eliminating duplicate positions and plant consolidations, which was comprised of $8.6 million in severance payments, and $0.6 million in lease and other contract termination costs. Severance payments relate to approximately 370 employees in manufacturing, selling and administration which are expected to be paid by the end of 2008. The cost of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In connection with the Merger, we identified $0.4 million of costs associated with reductions in staffing levels.  These costs are comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and are expected to be paid by the end of 2008.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.

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

The Company recognized $0.7 million of restructuring charges during 2007 which were comprised of primarily of severance costs.

The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance as of January 1,2005	$7,764	$9,913	$17,677
Adjustment for change in estimate for previously recorded restructuring accruals	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	3,641	6,540	10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance December 31, 2006	1,737	191	1,928
Restructuring and integration charges incurred	706	23	729
Less: cash payments	(2,311)	(145)	(2,456)
Balance December 31, 2007	$132	$69	$201

The adjustment to restructure accruals of $8.0 million recorded during the twelve months ended December 31, 2006 isprimarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction togoodwill.

(3)
In connection with the Transaction, we incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, legal and accounting fees of $1.1 million and other costs of $1.5 million during the 2005 Predecessor Period.  During the 2005 Successor Period, we recorded an $8.0 million charge for in-process research and development acquired in the Transaction.  In 2007 the unused accrual of $0.1 million was credited to income.

(4)	The Company recorded an impairment charges for the impairment of goodwill and other intangible assets of $217,299 and $33,954, respectively, during the period ending December 31, 2007.

(5)
For the year ended December 31, 2004 other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of our subsidiaries old senior subordinated indebtedness and our senior indebtedness.  For the 2005 Predecessor Periods other income (expense) includes $29.9 million of pre-payment fees in connection with the retirement of our subsidiaries $175.0 million senior subordinated notes due 2012.  For the year ended December 31, 2007 other income (expense) included currency exchange expense of $0.8 million, realized loss on derivative instruments of $0.3 million and loss on sale of fixed assets of $0.3 million.

(6)
We define EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization. Since EBITDA may not be calculated the same by all companies, this measure may not be comparable to similarly titled measures by other companies.  Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.  We use EBITDA and Adjusted EBITDA to provide additional information to investors about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility, as well as a supplemental measure of our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Key Indicators of Financial Condition and Operating Performance" for a discussion of our use of EBITDA and Adjusted EBITDA, certain limitations of EBITDA and Adjusted EBITDA as financial measures, for a reconciliation of net income to EBITDA and a reconciliation of EBITDA to Adjusted EBITDA.

(7)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include: interest expense, whether expensed or capitalized; amortization of debt issuance cost; and the portion of rental expense representative of the interest factor.  At December 31, 2007 and December 31, 2006 the deficiencies of earnings to fixed charges were $119.7 million and $13.3 million.  For the 2005 Successor Period and 2005 Predecessor Period, the deficiencies were $22.0 million and $76.5 million, respectively, and at December 31, 2004 and December 31, 2003, the deficiencies were $2.1 million and $0.9 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under "Item 1A. Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers with reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

We primarily focus on leading companies in large and growing markets within the medical device industry: cardiology, drug delivery, endoscopy, neurology and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.  During 2007, our 10 largest customers accounted for approximately 57% of revenues with two customers each accounting for greater than 10% of revenues.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific transferred a number of products assembled by us to its own assembly operation.  This transfer was complete as of the end of the second quarter of 2006.  Our net sales to Boston Scientific decreased by approximately $30 million in 2006 as compared to 2005 and our 2007 net sales decreased by an additional $11 million.  We were able to replace most of the transferred business with new business from existing and new customers.

During the fourth quarter of 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three reporting units meet the segment aggregation criteria of paragraph 17 of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Net sales are recorded in compliance with SAB 104, "Revenue Recognition," which requires that the following criteria are met:  (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  We recognize revenue based on written arrangements or purchase orders with the customer and upon transfer of title of the product or rendering of the service.  A sale for product sold on consignment is recognized when our customer uses the product.  Amounts billed for shipping and handling fees are classified as net sales in our consolidated statement of operations.  Costs incurred for shipping and handling fees are classified as cost of sales.  We provide a reserve for estimated future returns against net sales in the period net sales are recorded.  The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our net sales domestically.  For the twelve months ended December 31, 2007, approximately 85% of our net sales were sold to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers ability to forecast requirements.

Cost of sales includes raw materials, labor and other manufacturing costs associated with the products we sell. Some products incorporate precious metals, such as gold, silver and platinum. Changes in prices for those commodities are generally passed through to our customers.

Selling, general and administrative expenses include salaries, sales commissions, and other selling and administrative costs.

Research and development costs consist of salaries, materials and other R&D costs.

Merger related costs include costs incurred by the Company related to the Transaction.

Restructuring and other costs included severance and facility closure expenses.

Impairment charges consist of charges to write down goodwill and other intangible assets to fair value.

Interest expense up to the date of the Transaction was primarily related to indebtedness incurred to finance our acquisitions.  Interest expense subsequent to the date of the Transaction relates to the financing of the acquisition of us by KKR and Bain.

New Accounting Pronouncements

The Company adopted FIN 48 on January 1, 2007 which increased its estimated tax liabilities by $0.5 million, and increased its accumulated deficit by the same amount as of the date of adoption.  For a further discussion of the FIN 48 adoption, see Note 9 to our audited consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB No. 115," (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company has adopted SFAS 159 as of January 1, 2008 and has not elected to make changes as to the valuation methods in place as of December 31, 2007.

On December 31, 2007, we adopted Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS) 158.  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, we have included previously unrecognized actuarial losses under these plans.  Prior to the adoption of SFAS 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  For a further discussion of the SFAS 158 adoption, see Note 7 to our audited consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the statement on January 1, 2008.  We believe the statement will not have a material effect on our results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

Results of Operations

Our accounting for the Merger follows the requirements of Staff Accounting Bulletin ("SAB") 54, Topic 5-J, and SFAS No. 141, "Business Combinations," which require that purchase accounting treatment of the Merger be "pushed down," resulting in the adjustment of all of our net assets to their respective fair values as of the Merger date.  Although we continued as the same legal entity after the Merger, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from January 1, 2005 to November 22, 2005 and the 2005 Successor Period from November 23, 2005 to December 31, 2005 with the twelve month period ended December 31, 2006.  We refer to the twelve months ended December 31, 2005 as the "2005 Combined Period."  Although this presentation does not comply with generally accepted accounting principles "(GAAP)," we believe the combination of the 2005 periods provides a meaningful comparison to the 2006 and 2007 periods.  The operating results, of the 2005 Combined Period, have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

The following table sets forth the amounts from our consolidated statements of operations for both the 2005 Predecessor Period and 2005 Successor Period and arrives at the 2005 Combined Period results of operations for the twelve months ended December 31, 2005:

	Actual		2005
	Predecessor	Successor	Combined Period
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,
	2005	2005	2005
Net sales	$411,734	$49,412	$461,146
Cost of sales	283,029	44,533	327,562
Gross profit	128,705	4,879	133,584
Selling, general and administrative expenses	71,520	7,298	78,818
Research and development expenses	2,655	352	3,007
Restructuring and other charges	4,154	311	4,465
Merger related costs	47,925	8,000	55,925
Amortization of intangible assets	5,730	1,839	7,569
Loss from operations	(3,279)	(12,921)	(16,200)
Other income (expense):
Interest expense, net	(43,233)	(9,301)	(52,534)
Other income (expense), including debt prepayment penalty of $29,914 for the period ended November 22, 2005	(29,985)	198	(29,787)
Total other expense	(73,218)	(9,103)	(82,321)
Loss before income taxes	(76,497)	(22,024)	(98,521)
Income tax expense	5,816	478	6,294
Net loss	$(82,313)	$(22,502)	$(104,815)

The following table sets forth our operating data as a percentage of net sales for the 2005 Combined Period and the years ended December 31, 2006 and December 31, 2007:

	2005 Combined Period
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2006	2007
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.0	71.1	74.2
Gross profit	29.0	28.9	25.8
Selling, general and administrative expenses	17.1	12.3	11.1
Research and development expenses	0.7	0.8	0.5
Restructuring and Other Charges	1.0	1.1	0.2
Merger related costs	10.4	-	-
Impairment of Goodwill and Intangibles	-	-	53.3
Amortization of Intangibles	1.6	3.6	3.3
In-Process Research and Development Charge	1.7	-	-
Income (Loss) from Operations	(3.5)	11.1	(42.5)

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Net Sales

Net sales for 2007 were $471.7 million, a decrease of $2.5 million, or 0.5%, compared to net sales of $474.1 million for 2006. The decrease in net sales is the result of Boston Scientific transferring certain products to their own facilities in 2006 which decreased net sales by $11.1 million, and a $2.6 million decrease in selling prices.  These decreases were partially offset by $3.8 million in higher precious metals pass-through charges to our customers, $0.7 million of favorable currency translation on foreign net sales and higher sales volumes.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for 2007.

Gross Profit

Gross profit for 2007 was $121.8 million, or 25.8% of net sales compared to $137.1 million, or 28.9% of net sales for 2006.  The $15.3 million decrease in gross profit was a result of a less favorable product mix which decreased gross profit by $11.6 million, higher manufacturing costs that reduced gross profit by $6.4 million, lower selling prices that reduced gross profit by $2.6 million and lower sales volumes that reduced gross profit by $1.8 million, partially offset by a decrease in manufacturing costs as a result of $6.4 million of incremental expense recorded in 2006 for the step-up of inventory acquired in the Transactions and $0.7 million of favorable currency translation on foreign net sales.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $52.5 million for 2007 compared to $58.5 million for 2006.  The $6.0 million decrease in SG&A expenses was primarily due to a reduction in non-cash stock-based compensation expense of $6.4 million primarily related to the decrease in the value of Accellent Holdings Corp common stock from $5.00 to $3.00 per share in 2007.  This decrease was partially offset by $0.9 million increase in severance costs.  Other compensation related expense was higher by $1.0 million.  The reduction in non-cash stock-based compensation expense includes a $5.2 million credit recorded for non-cash stock-based compensation to reflect the decrease in fair value of our liability for certain stock options rolled over by management in the Transaction.  The liability for these stock options decreased due to the decrease in fair value of Accellent Holdings Corp. common stock from $5.00 per share at December 31, 2006 to $3.00 a share at December 31, 2007.  Additionally stock-based compensation expense includes a credit of $0.8 million related to the impact of employee terminations.  During the third quarter of 2006, we determined that the achievement of performance targets required for certain stock options to vest was not probable, resulting in the reversal of $1.7 million of previously expensed non-cash stock-based compensation.  Our SG&A costs for 2006 included $1.5 million of non-cash stock-based compensation expense relating primarily to our time-based stock options.

Research and Development Expenses

Research and development, or R&D, expenses for 2007 were $2.6 million compared to $3.6 million for 2006.  The 2007 decrease results primarily due from a $0.6 million reduction in research material costs and a $0.4 million reduction in compensation related costs.

Restructuring and Other Charges

We recognized $0.7 million of restructuring charges during 2007 consisting almost entirely of severance costs to eliminate 18 positions in manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

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

Amortization

Amortization of intangible assets was $15.5 million for 2007 compared to $17.2 million for 2006.  The reduction was a result of the impairment of certain intangible assets recorded during the first half of 2007, which reduced the amount of assets subject to periodic amortization.

Impairment of Goodwill and Other Intangible Assets

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to their assets were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets to be below their respective carrying values.  We utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  We determined the value of the Orthopaedic reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  We recorded an additional impairment charge of $1.3 million for the second quarter of 2007 to revise a preliminary estimate made in the first quarter adjusting the impairment charge to the final determined amount.

In connection with the annual impairment test requirement of SFAS 142, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007.  We determined the fair value of the Company using the assistance of a third party valuation specialist.  The fair value of the Company was based on both an income approach and market approach, and was determined to be below its carrying value by $54 million.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  The determination of the fair values included the assistance of a third party valuation specialist.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million recorded during the fourth quarter of 2007.

A   summary of all charges for the impairment of goodwill and other intangible assets for 2007 is as follows (in thousands):

Intangible Asset	Impairment

Goodwill	$217,299
Trademark	3,600
Customer Base	30,145
Developed Technology	209
Total	$251,253

Interest Expense, net

Interest expense, net, increased $2.0 million to $67.4 million for 2007, compared to $65.3 million for 2006.  The increase was primarily the result of higher interest rates on our Credit Agreement resulting from the modification to our Senior Credit Facility during the second quarter of 2007.

Other Income (Expenses)

Other income (expense) for 2007 included expense of $1.4 million and consists of $0.7 million currency exchange loss, $0.3 million loss on derivatives and $0.3 million loss on sale of fixed assets.  The amount in 2006 was expense of $0.7 million and consists of $0.6 million currency exchange loss, $0.2 million loss on sale of fixed assets partially offset by $0.1 million gain on derivatives.

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Credit Agreement.  During 2007, we realized $0.3 million of unrealized losses on our derivative instruments.  During 2006, we recorded a gain of $0.1 million on our derivative instruments.  Our interest rate swap contract was redesignated as a cash flow hedge during the fourth quarter of 2006; therefore changes in the fair value of the interest rate swap during 2007 have been recorded as a component of other comprehensive income (loss).

Income Tax Expense

Income tax expense for 2007 was $5.4 million and included $2.3 million of deferred income taxes for the difference between book and tax treatment of goodwill, $2.4 million of foreign income taxes and $0.7 million of state income taxes.   Income tax expense for 2006 was $5.3 million and included $3.1 million of deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of foreign income taxes and $0.9 million of state income taxes.  At December 31, 2007, we provided a full valuation allowance for out net deferred tax assets and have determined that it is more likely than not that any future benefit from our deferred tax assets will be realized.

Twelve Months Ended December 31, 2006 Compared to the 2005 Combined Period

Net Sales

Net sales for 2006 were $474.1 million, an increase of $13.0 million or 3% compared to net sales of $461.1 million for the 2005 Combined Period.  The increase in net sales was due to having a full year of sales in 2006 related to the 2005 Acquisitions, which increased net sales by $13.2 million.  This increase was partially offset by a $0.2 million reduction in the volume of net shipments, which includes the negative impact of the Boston Scientific transferring certain product to their own facilities totaling $30.5 million, our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $5.3 million, partially offset by higher unit volume of shipments of $35.6 million. Three customers, Boston Scientific, Johnson & Johnson and Medtronic each accounted for greater than 10% of net sales for both 2006 and the 2005 Combined Period.

Gross Profit

Gross profit for 2006 was $137.1 million, or 28.9% of net sales as compared to $133.6 million, or 29.0% of net sales for the 2005 Combined Period.   The $3.5 million increase in gross profit was a result of the 2005 Acquisitions, which increased gross profit by $3.1 million, and a $4.5 million decrease in charges for the sell through of acquired inventories related primarily to the Merger.  These increases were partially offset by a less favorable product mix in 2006 as compared to the 2005 Combined Period.

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

During the 2005 Combined Period, we recorded $16.7 million of non-cash stock-based compensation expense which were all incurred during the 2005 Predecessor Period.  These charges were due to the grant of restricted stock during the 2005 Predecessor Period for which we incurred a charge of $10.0 million, a charge of $3.7 million for the granting of stock options during the 2005 Predecessor Period which were determined to be granted at an exercise price below fair value, a $2.7 million increase in our liability for phantom stock plans as a result of an increase in the value of our common stock and other stock option related charges of $0.2 million. All of our Predecessor stock options, restricted stock and phantom stock plans were settled upon the closing of the Transaction.  Our non-cash stock-based compensation expense for 2006 was $1.1 million, and relates to stock options granted subsequent to the Merger for which we are recording compensation in accordance with the requirements of  SFAS No. 123R ("SFAS 123R").

Research and Development Expenses

R&D expenses for 2006 were $3.6 million or 0.8% of net sales, compared to $3.0 million or 0.7% of net sales for the 2005 Combined Period.  The increase in R&D expenses was primarily due to an increase in project costs.

Restructuring and Other Charges

We recognized $5.0 million of restructuring charges during 2006, which consisted of $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout our manufacturing operations as we downsized certain operations and consolidated various administrative functions, $1.0 million for the elimination of 18 corporate staff positions in an effort to streamline our management structure, $0.7 million for the elimination of 317 manufacturing positions in our Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities to our other existing facilities.

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

Other expense, net

Other expense was $0.7 million for 2006 compared to $29.8 million for the 2005 Combined Period.  Other expense, net for 2006 includes $0.8 million of non-cash charges for currency translation.  Other expense for the 2005 Combined Period includes $29.9 million of debt prepayment penalties incurred due to the prepayment of our subsidiarys senior subordinated notes in connection with the Transaction.

Income Tax Expense

Income tax expense for 2006 was $5.3 million and included $3.1 million of deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of foreign income taxes and $0.9 million of state income taxes.  Income tax expense for the 2005 Combined Period was $6.3 million and included $2.9 million of state income taxes, $2.1 million of non-cash deferred income taxes for the different book and tax treatment for goodwill and $1.3 million of foreign income taxes.   We have not provided for any domestic federal income taxes due to net operating losses incurred.  We have net operating loss carryforwards of approximately $243.7 million to offset future domestic federal income taxes.  The future utilization of our net operating loss carryforwards may be limited in future years by the provisions of Internal Revenue Code section 382.  We have incurred, and expect to continue to incur certain state and foreign income taxes in jurisdictions where we cannot offset our taxable income with losses or expenses incurred in other jurisdictions.  At December 31, 2007 and 2006, we provided a full valuation allowance for out net deferred tax assets and have determined that it is more likely than not that any future benefit from our deferred tax assets will be realized.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in conjunction with the Transaction, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.  At December 31, 2007, we had $5.9 million of letters of credit outstanding and $27.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our senior secured credit facility resulting in $42.1 million available under the revolving credit facility.

Cash provided by operations was $8.0 million for 2007, as compared to $26.8 million for 2006.   Cash provided by operations for 2007 was negatively impacted by a $15.1 million lower net income after excluding the non-cash impact of impairment charges in 2007 of $251.3 million, inventory step-up in 2006 of $6.4 million and the non-cash compensation charges (credits) of $1.3 million and ($3.6) million in 2007, $9.1 million in higher inventory and $1.5 million in lower deferred taxes.  These decreases were partially offset by lower investments in working capital other than inventory of $7.2 million.

Cash used in investing activities was $23.8 million for 2007 as compared to $30.3 million for 2006.  This decrease is primarily the result of $6.8 million reduction in capital spending. Capital expenditures during 2007 included $2.9 million for implementation of the Oracle enterprise resource planning system decline of $1.6 million from 2006.  The remainder of the decline from 2006 was a result of tightened control over cash spending on capital projects.

 During 2007, cash provided by financing activities was $18.5 million compared to $2.6 million of cash used in financing activities for 2006.  The increase in cash provided by financing activities was due to increase in net borrowing of $21.2 million offset by $1.7 million in fees to amend our credit agreement.

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

Capital Expenditures.  Our senior secured credit facility contains restrictions on our ability to make capital expenditures. We may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) for the 2007 fiscal year, $40,000,000; for the 2008 fiscal year, $42,500,000; for the 2009 fiscal year, $45,000,000; for the 2010 fiscal year, $47,500,000; for the 2011 fiscal year, $52,500,000; and for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.  We expect to finance our 2008 capital expenditures with cash flow from operations, and if needed, available borrowings under our senior secured credit facility.

As of December 31, 2007, we have provided a liability of $3.6 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to incur approximately $0.2 million of ongoing operating costs during fiscal year 2008 relating to the Collegeville remediation effort. Our environmental accrual at December 31, 2007 includes $3.3 million related to Collegeville.  The remaining environmental accrual which relates to our other subsidiaries was $0.3 million at December 31, 2007.  Also, in anticipation of proposed changes to air emission regulations, we are planning to incorporate new air emission control technologies at one of our manufacturing sites which use a regulated substance.  We currently estimate that we will incur $1.0 million of capital expenditures spending to implement the new air emission control technologies of which $0.6 million was incurred in 2007 and the remainder will be incurred in 2008.  We believe that the disposition of these identified environmental matters will not have a material adverse effect upon our liquidity, capital resources, business or consolidated financial position. However, one or more of such environmental matters could have a significant negative impact on our consolidated financial results for a particular reporting period.

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

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA ("Leverage Ratio") and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense ("Interest Coverage Ratio").  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results. On April 27, 2007, the Company and JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for the lenders under the Amended Credit Agreement, entered into an amendment (the "Amendment") to the Credit Agreement.  The Amendment increases the maximum Leverage Ratio and decreases the minimum Coverage Ratio, as well as increases interest rates charged on both term loans and revolving credit loans under the Amended Credit Agreement.  The Amendment was effective April 27, 2007.

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

In addition, the Amendment provides that for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the "Applicable Rate" as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases the Applicable Rate and commitment fees are as currently provided for in the original facility.  The Amendment also provides that for the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

At December 31, 2007, our Leverage Ratio was 8.26 versus a required maximum of 8.50.  The required maximum Leverage Ratio under our debt agreements adjusts down to 8.0 for the quarter ended December 31, 2008.  At December 31, 2007, our Interest Coverage Ratio was 1.37 versus a required minimum of 1.25.  The required minimum Interest Coverage Ratio adjusts up to 1.35 for the quarter ended December 31, 2008.  Our current 2008 plan contemplates meeting these ratios, although there is no guarantee this will occur.

 Indebtedness.  The following is a description of our material indebtedness as of December 31, 2007:

10 1/2% Senior Subordinated Notes Due 2013

On November 22, 2005, we issued $305.0 million in aggregate principal amount of 10 1/2% senior subordinated notes due 2013. The notes were initially purchased by Credit Suisse First Boston LLC, JPMorgan Securities Inc. and Bear, Stearns & Co. Inc. and were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S, respectively, under the Securities Act. Interest on the notes is payable semi-annually on June 1st and December 1st of each year beginning on June 1, 2006, and the notes mature on December 1, 2013.  The notes are guaranteed by all of our existing domestic subsidiaries and by all of our future domestic subsidiaries that are not designated as unrestricted subsidiaries.

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

We may seek, from time to time, to retire the notes through cash purchases on the open market, in privately negotiated transactions of otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

The indenture limits our and our subsidiaries' ability to, among other things:

●	pay dividends;

●	redeem capital stock and make other restricted payments and investments;

●	incur additional debt or issue preferred stock;

●	enter into agreements that restrict our subsidiaries from paying dividends or other distributions;

●	make loans or otherwise transfer assets to us or to any other subsidiaries;

●	create liens on assets;

●	engage in transactions with affiliates;

●	sell assets, including capital stock of subsidiaries; and

●	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

The indenture contains customary events of default including, but are not limited to:

●	failure to pay any principal, interest, fees or other amounts when due;

●	material breach of any representation or warranty;

●	covenant defaults;

●	events of bankruptcy;

●	cross defaults to other material indebtedness;

●	invalidity of any guarantee; and

●	unsatisfied judgments.

Senior Secured Credit Facility

In connection with the Transaction on November 22, 2005, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, consisting of a term loan facility and a revolving credit facility, with a syndicate of lenders. The terms of the senior facility, as amended on April 27, 2007 (the "Amended Credit Agreement") are set forth below. This description of the senior facility does not purport to be complete.

Borrowings

The Company's senior secured credit facility provides for a $400 million term loan facility and a $75 million revolving credit facility, which includes a letter of credit subfacility. The proceeds of the term loan were used to fund a portion of the Merger, to repay all outstanding indebtedness under Accellent Corp.'s old senior secured credit facility and to pay certain fees, expenses and other costs associated with the Merger. The proceeds of the revolving credit facility and the letters of credit will be used for general corporate purposes.

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

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until the sixth anniversary of the closing date, and any revolving loans outstanding on the sixth anniversary of the closing date shall be repaid on such date. Approximately $42.1 million of the revolving facility was available as of December 31, 2007.  At December 31, 2007 the Company had $27 million borrowed under the revolver and, of the $75 million available under the facility $5.9 million was being used to support letters of credit.

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

Interest

The interest rates under the senior facility are based in the case of the term loans, at our option, on either LIBOR plus 2.75% or the alternative base rate plus 1.75%, and, in the case of the revolving loans, at our option, on either LIBOR plus 2.75% or the alternate base rate plus 1.75%, which applicable margins are in each case subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the secured facility at December 31, 2007 was 7.79%.  Overdue principal bears interest at a rate per annum equal to 2.0% above the rate then applicable to such principal amount. Overdue interest and other amounts bear interest at a rate per annum equal to 2.0% above the rate then applicable to alternate base rate loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three or six months, or, if available to all relevant lenders, nine or twelve months, and interest is payable in arrears at the end of each such interest period and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears on the last day of each calendar quarter. Calculations of interest are based on a 360-day year (or 365/366 days, in the case of certain base rate loans) for actual days elapsed.

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

Collateral and guarantees

The loans under the senior facility and certain hedging obligations owing to senior facility lenders or their affiliates are guaranteed by Accellent Acquisition Corp. and by all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The loans, the guarantees and such hedging arrangements are secured by a first priority perfected lien, subject to certain exceptions, on substantially all of our and the guarantors' existing and future properties and tangible and intangible assets, including a pledge of all of the capital stock held by such persons (other than certain capital stock of foreign subsidiaries).

Representations, warranties and covenants

The senior facility contains certain customary representations and warranties. The senior facility contains customary covenants restricting the ability our and certain of our subsidiaries ability to, among other things:

●	declare dividends and redeem capital stock;

●	incur additional indebtedness (including guarantees of indebtedness);

●	create liens;

●	engage in mergers, consolidations, acquisitions and asset sales;

●	change the nature of our business;

●	make investments, loans and advances;

●	enter into sale-leaseback transactions;

●	engage in certain transactions with affiliates;

●	make prepayments of subordinated debt and amend subordinated debt documents;

●	change our fiscal year; and

●	make capital expenditures.

In addition, the senior facility requires us to maintain a maximum ratio of consolidated net debt to consolidated adjusted EBITDA and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense.

Events of Default

Events of default under the senior facility include but are not limited to:

●	failure to pay principal, interest, fees or other amounts when due;

●	material breach of any representation or warranty;

●	covenant defaults;

●	cross defaults to other material indebtedness;

●	events of bankruptcy;

●	invalidity of any guarantee or security interest;

●	a change of control; and

●	other customary events of default.

Other Long-Term Debt

As of December 31, 2007, our obligations under capital leases totaled $8,925 and financing of insurance premiums of $179,139.

As of December 31, 2007, we were in compliance with the covenants under our senior secured credit facility and our senior subordinated notes.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	they do not reflect our cash expenditures for capital expenditure or contractual commitments;

●	they do not reflect changes in, or cash requirements for, our working capital requirements;

●	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

●
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

●
Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, as discussed in our presentation of "Adjusted EBITDA" in this report; and

●	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following table sets forth a reconciliation of net loss to EBIDTA for the periods indicated:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2006	2007
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(82,313)	$(22,502)	$(18,559)	$(274,881)
Interest expense, net	43,233	9,301	65,338	67,367
Provision for income taxes	5,816	478	5,307	5,391
Depreciation and amortization	20,047	3,057	34,173	35,378
EBITDA	$(13,217)	$(9,666)	$86,259	$(166,745)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2006	2007
EBITDA	$(13,217)	$(9,666)	$86,259	$(166,745)
Adjustments:
Goodwill and intangible asset impairment charge	-	-	-	251,253
Acquired Adjusted EBITDA (a)	7,165
Restructuring and other charges(b)	4,154	311	5,008	729
Stock-based compensation - employees(c)	16,676	-	1,138	(5,558)
Stock-based compensation - non-employees(c)	-	-	-	1,951
Severance and relocation(d)	890	248	565	2,160
Chief executive recruiting costs	-	-	-	241
Write-off of step-up of acquired inventory at date of acquisitions(e)	522	10,352	6,422	-
Write off acquired A/R and inventory(f)	(336)	-	-	-
Losses incurred by closed facilities(g)	872	97	-	-
Gain on sale of property and equipment(h)	179	(104)	186	345
Management fees to existing stockholders(i)	827	83	1,042	1,165
Debt prepayment penalty(j)	29,914	-	-	-
Currency exchange gain(k)	-	-	641	786
Acquisition expenses(l)	-	-	479	-
Gain on derivative instruments(m)	-	-	(79)	346
Costs related to the Transaction(n)	48,498	8,000	-	(67)
Adjusted EBITDA	$96,144	$9,321	$101,661	$86,606

(a)
Under the applicable debt agreements, Adjusted EBITDA is permitted to be calculated by giving pro forma effect to acquisitions as if they had taken place at the beginning of the periods covered by the covenant calculation.  We acquired Campbell on September 12, 2005 and MTG on October 6, 2005.  The Adjusted EBITDA for the period from January 1, 2005 to November 22, 2005 has been adjusted to reflect the pre-acquisition amount of Adjusted EBITDA earned.

(b)	Set forth below is a reconciliation of restructuring and other charges as shown on the selected historical consolidated financial data to the amount shown above as an adjustment to EBITDA:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2006	2007
Restructuring charges	$3,388	$311	$5,008	$729
MedSource integration costs	766	-	-	-
	$4,154	$311	$5,008	$729

(c)
We have incurred non-cash charges for stock-based compensation relating to stock options granted during the twelve months ended December 31, 2000 and 2001, non-cash dividends on phantom stock issued to employees in connection with certain acquisitions, an increase in the value of phantom stock, charges for restricted stock and stock options granted to employees in July 2005, and charges for stock options granted in September 2005.  All non-cash charges for stock-based compensation recorded during the twelve months ended December 31, 2006 and 2007 were recorded to comply with the requirements of SFAS 123R, which the Company adopted on January 1, 2006.  The table below summarizes non-cash stock-based compensation for the amounts shown above as an adjustment to EBITDA:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2006	2007
2000 & 2001 stock options	$206	$-	$-	$-
Phantom stock market value adjustment	2,747	-	-	-
Award of redeemable preferred stock	-	-	-	-
July 2005 stock options and restricted stock	12,201	-	-	-
September 2005 stock options	1,489	-	-	-
Phantom stock non-cash dividends	33	-	-	-
SFAS 123R compensation on stock options and restricted stock	-	-	1,138	(5,558)
	$16,676	$-	$1,138	$(5,558)

(d)	Our credit agreements provide for the adjustment of EBITDA for non-recurring expenses, including employee severance and relocation expenses.

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

(f)	During our first quarter of 2005, we settled a $0.3 million MedSource receivable that had previously been written off, and, as a result, recorded a reduction of the original EBITDA adjustment.

(g)
In connection with our acquisition of MedSource, we implemented a plan to close certain MedSource facilities. We closed the Newton, Massachusetts facility in January 2005, sold the Norwell, Massachusetts facility in February 2005, and closed the Navojoa, Mexico facility in April 2005. We have added back operating losses, net of depreciation expense incurred by these facilities during the period from January 1, 2005 to November 22, 2005 and the period from November 23, 2005 to December 31, 2005 of $0.9 million and $0.1 million, respectively.

(h)	Our credit agreements require that we adjust EBITDA for all gains and losses from sales of our property, plant and equipment.

(i)
Prior to the Transaction, we incurred management fees to one of our equity sponsors, KRG Capital Partners, LLC of $0.5 million per year. Effective July 1, 2004, we began to incur an additional management fee to another equity sponsor, DLJ Merchant Banking of $0.4 million annually. In connection with the Transaction, such arrangements were terminated and we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, such amount to increase by 5% per year.  See Item 13-"Certain Relationships and Related Party Transactions."

(j)	In connection with the Transaction on November 22, 2005, we repaid existing indebtedness and as a result incurred $29.9 million of prepayment penalties.

(k)	Our credit agreements provide for the adjustment of EBITDA for non operating currency transaction gains and losses.

(l)	During the twelve months ended December 31, 2006, we incurred costs relating to an acquisition that will not be consummated.

(m)
We have entered into interest rate swap and collar agreements to hedge our exposure to variable interest rates on our senior secured credit facility.  Until November 2006, we record realized and unrealized gains and losses on the swap and collar in our statement of operations.  Effective November 30, 2006, we documented the hedging relationship between our swap agreement and the underlying debt instrument.  From December 1, 2006 through the maturity date of the swap agreement, we expect future realized gains and losses on the swap agreement to be recorded as interest expense, and unrealized gains and losses to be recorded as adjustments to other comprehensive income (loss).

(n)	In connection with the Transaction, we incurred the following expenses during the periods indicated:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2006	2007
Investment banking and equity sponsor fees-included in Merger Costs	$28,565	$-	$-	$-
Mangement bonuses-included in Merger Costs	16,700	-	-	-
Payroll taxes-included in Merger Costs	1,298	-	-	-
Legal, accounting and other-included in Merger Costs	1,361	-	-	(67)
Legal and other-included in SG&A	574	-	-	-
In-process R&D charge-included in Merger Costs	-	8,000	-	-
	$48,498	$8,000	$-	$(67)

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2007 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility (1)	$576,407	$37,226	$73,493	$465,688	$-
Senior Subordinated Notes (1)	497,150	32,469	64,940	64,940	334,801
Capital leases	9	8	1	-	-
Operating leases	44,395	6,311	12,154	10,995	14,935
Purchase obligations (2)	28,682	28,682	-	-	-
Other long-term obligations(3)	39,330	246	496	7,649	30,939
Total	$1,185,973	$104,942	$151,084	$549,272	$380,675

(1)	Includes interest and principal payments.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment, and insurance premium financing incident to the ordinary conduct of business.

(3)
Other long-term obligations include share based payment obligations of $7.2 million, environmental remediation obligations of $3.6 million, accrued compensation and pension benefits of $2.6 million, deferred income taxes of $16.9 million and other obligations of $0.6 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $6.5 million and $10.9 million during 2007 and 2006, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  In accordance with SFAS No. 142, goodwill and other indefinite life intangible assets assigned to the operating segment expected to benefit from the synergies of the combination. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services.

The Company experienced a decline in net orthopaedics sales during the fourth quarter of 2006.  Management initially expected this decline to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the orthopaedic market resulted in lower than planned orthopaedics sales, and an operating loss for this reporting unit.  In addition, the Company's quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in orthopaedics sales and operating profitability would take longer than originally anticipated during fiscal 2006.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144).

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to there assets were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets to be below their respective carrying values.  We utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  We determined the value of the Orthopaedic reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  We recorded an additional impairment charge of $1.3 million for the second quarter of 2007 to revise a preliminary estimate made in the first quarter adjusting the impairment charge to the final determined amount.

In connection with the annual impairment test requirement of SFAS 142, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007, our annual impairment testing date.  We determined the fair value of the Company using the assistance of a third party valuation specialist.  The fair value of the Company was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  The determination of the fair values included increasing the value of inventory to market value and, with the assistance of a third party valuation specialist, determined the fair value of the intangibles were  higher than their book carrying value.  The value assigned to goodwill is a function of the difference between the total Company's value and the fair market value of the assets and liabilities of the Company.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million recorded during the fourth quarter of 2007.

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

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our workers' compensation and employee health benefits programs.  With the assistance of third party workers' compensation experts, we determine the accrual for workers' compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic worker's compensation or employee health benefit claims.  Our accruals for self insured workers compensation and employee health benefits at December 31, 2007 and December 31, 2006 were $2.9 million and $3.1 million, respectively.

Environmental Reserves.  We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Our remediation cost estimates are based on the facts known at the current time including consultation with a third party environmental specialist and external legal counsel. Changes in environmental laws, improvements in remediation technology and discovery of additional information concerning known or new environmental matters could affect our  estimate which could affect operating results.

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

Shared Based Payments.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method, which requires that we record stock compensation expense for all unvested and new awards as of the adoption date.  Accordingly, prior period amounts have not been restated.  Under the fair value provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating fair value of our stock associated with a particular award, the expected term of stock options, expected volatility of the underlying stock, and the number of stock-based awards expected to be forfeited due to future terminations.  In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals.  Differences between actual results and these estimates could have a material impact on our financial results.

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

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We assessed all material positions taken in any income tax return, including all significant uncertain position's, in all tax years that are still subject to assessment or challenge by relevant taxing authorities.  Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate.  The recognition and measurement of tax benefits requires significant judgment.  Judgment concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Hedge Accounting.  We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our senior secured credit facility.  We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Our swap agreement will continue to qualify for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria.  We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 ("DIG G-7").  DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement.  To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective.  The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.  A material change in these assumptions could cause our hedge to be considered ineffective.  If our swap agreement is no longer treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we have an outstanding balance at December 31, 2007 of $392.0 million with an interest rate of 7.79%.  We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates.  At December 31, 2007, the notional amount of the swap contract was $250.0 million, and will decrease to $200.0 million on February 27, 2008, to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2007, we also have an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  At December 31, 2007, the notional amount of the collar contract in place was $125.0 million and decreased to $75.0 million on February 27, 2008. The collar contract will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three month LIBOR rate is below the 3.98% floor.  During the period when our swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate some facilities in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

Item 8.  Consolidated Financial Statements and Supplementary Data

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Our consolidated financial statements and related notes and reports of Independent Registered Public Accounting Firms are included beginning on page 71 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).    Controls and Procedures

        The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A(T) contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A(T) for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures:   Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the material weaknesses in our internal control over financial reporting described in Item 9A(T)(b) below, our principal executive officer and principal financial officer have also concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

(b) Management's Annual Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on its assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements as issued during the existence of the material weakness.

       Accounting for Complex Transactions -   During 2007, our corporate controller and chief accounting officer voluntarily resigned and was not replaced by year end.  As a result, we do not have adequate internal technical accounting expertise to analyze and account for non-routine complex transactions. This lack of technical expertise contributed to errors in our accounting for goodwill and intangible asset impairments, stock-based compensation, and derivative instruments and hedging activities. This deficiency has been determined to be a material weakness in the Company's internal control over financial reporting.

     Income Tax Accounting - We have determined the Company did not maintain effective controls over financial reporting with respect to income tax accounting. Specifically, errors were detected in the annual tax accounting calculations resulting from: (i) historical tax accounting analyses not being prepared in sufficient detail, (ii) current period tax accounting calculations not being accurately prepared, and (iii) ineffective reviews of tax accounting calculations. Due to the number of errors resulting from these control deficiencies, management concluded these deficiencies, in the aggregate, constituted a material weakness in the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

(c) Changes in Internal Control over Financial Reporting.   We are in the process of implementing the Oracle ERP system throughout the entire company.  During the fourth quarter of 2007, we completed the seventh manufacturing location implementation of Oracle.  The implementation of Oracle during the fourth quarter of 2007 modified our existing controls to conform to the Oracle ERP system.

Regarding the material weaknesses described above, the Company is in the process of taking steps to ensure that the material weaknesses are remediated. With respect to accounting for non routine complex transactions, the Company intends to improve the technical accounting expertise within the Company's finance and accounting group which could include the recruitment of additional resources in the corporate finance function or supporting our existing resources with additional outside expertise.  With respect to income tax accounting, the Company intends to either establish an internal tax department or engage external tax consulting resources to provide the necessary expertise in accounting for income taxes.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Subsequent to year end, the Company has taken appropriate steps toward remediating the above mentioned weaknesses.  Specifically the Company has identified an individual with the required technical expertise to be hired as Corporate Controller/Chief Accounting Officer and has also engaged an external tax consulting resource with appropriate expertise and experience in accounting for income taxes.

Item 9B.  Other Information

Not applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and the directors, and their respective ages as of December 31, 2007, are as follows:

Name(1)	Age	Position
Robert E. Kirby	51	President, Chief Executive Officer and Director
Jeremy A. Friedman	54	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	51	Executive Vice President of Technology and Chief Technology Officer
Michael W. Michelson	56	Director
James C. Momtazee	35	Director
Steven Barnes	47	Director
Kenneth W. Freeman	57	Executive Chairman and Director

Robert E. Kirby has served as our President and Chief Executive Officer since October 29, 2007 and Director since December 11, 2007.  Prior to joining us, Mr. Kirby served as President and Chief Operating Officer at Handleman Company from October 2006 to October 2007.  Prior to Handleman, Mr. Kirby served in a number of leadership roles with Johnson & Johnson including President, Personal Products Company; Vice President, Global Supply Chain and Vice President, North American Operations -  Consumer and Personal Care Group; and Vice President, Research and Development - Consumer Products Group.  Mr. Kirby began his career at Procter & Gamble as a scientist and has also held leadership positions in research and development, engineering and manufacturing at Kimberly-Clark Corporation and James River/Fort James Corporation.  Mr. Kirby received a bachelors degree in chemical engineering from the University of New Hampshire in 1978.

Jeremy A. Friedman has served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary since September 4, 2007. Prior to joining us, Mr. Friedman held several executive positions at Flextronics International Ltd., including Senior Vice President-Business Development from December 2006 to August 2007, Senior Vice President of Finance and Global Supply Chain-Components from January 2006 to December 2006, Chief Operating Officer-Flextronics Network Services from January 2004 to January 2006 and Vice President-Global Internal Audit from September 2002 to January 2004.  Mr. Friedman holds a Bachelor of Arts Degree in Religion from Haverford College and an M.B.A. from Harvard Business School.

Jeffrey M. Farina has served as our Executive Vice President of Technology and Chief Technology Officer since June 2004, and from June 2000 to June 2004 our Vice President of Engineering. Mr. Farina has B.S. and M.S. degrees in mechanical engineering from Drexel University.

Michael W. Michelson has been a member of the limited liability company which serves as the general partner of KKR since 1996. Prior thereto, he was a general partner of KKR. Mr. Michelson is also a director of Biomet, Jazz Pharmaceuticals, Inc. and HCA Inc.  He has been a director since November 2005.

James C. Momtazee has been an executive of KKR beginning in 1996. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Jazz Pharmaceuticals, Inc. and HCA Inc.  He has been a director since November 2005.

Steven Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including Chief Executive Officer of Dade Behring, Inc., President of Executone Business Systems, Inc., and President of Holson Burnes Group, Inc. Mr. Barnes presently serves on several boards including CRC Health, Ideal Standard International Holdings and Unisource Worldwide Inc.  He has been a director since November 2005.

Kenneth W. Freeman joined KKR as a managing director in 2005.  He was named a member of KKR in 2007.  Prior to joining KKR, Mr. Freeman was the founding Chairman and CEO of Quest Diagnostics Incorporated.  Mr. Freeman was appointed Executive Chairman of Accellent in December 2006.  He is also Chairman of Masonite International, a KKR portfolio company.  He has been a director since November 2005.

Director Compensation

Prior to the Transaction, we reimbursed our directors for out-of-pocket expenses related to attending board of directors meetings. Following the Transaction, Accellent Holdings Corp. non-employee directors are paid an annual retainer of $30,000 in cash or phantom stock as described below, for their service as members of the board of directors and all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Accellent Holdings Corp. has established a Directors' Deferred Compensation Plan (the "Plan") for all non-employee directors of Accellent Holdings Corp.  The Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual directors' fees to a future date or dates.  Any amounts deferred under the Plan are credited to a phantom stock account.  The number of phantom shares of common stock of Accellent Holdings Corp. credited to the directors' phantom stock account will be determined based on the amount of the compensation deferred during any given year, divided by the then "fair market value per share" (as such term is defined in the Plan) of Accellent Holdings Corp.'s common stock. If there has been no public offering of Accellent Holdings Corp.'s common stock, the fair market value per share of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors.  Upon a separation from service with the Accellent Holdings Corp. Board of Directors or the occurrence of a "change in control" of Accellent Holdings Corp. (as such term is defined in the Plan), each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in either cash or stock of Accellent Holdings Corp. (subject to the prior election of each such director).  The Plan may be amended or terminated at any time by the Accellent Holdings Corp. Board of Directors and in form and operation is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended.

Directors Compensation for 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth W. Freeman	$-	$30,000	$-	$-	$-	$-	$30,000
Michael W. Michelson	$-	$30,000	$-	$-	$-	$-	$30,000
James C. Momtazee	$-	$30,000	$-	$-	$-	$-	$30,000
Steven Barnes	$-	$30,000	$-	$-	$-	$-	$30,000
Michael E. Marks	$28,417	$-	$-	$-	$-	$-	$28,417

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Exchange Act.

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

Audit Committee Matters

Our Board of Directors has an Audit Committee that is responsible for, among other things, overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Momtazee and Barnes.

Our audit committee does not include a "financial expert" as that term is defined in applicable regulations. The members of our audit committee have substantial experience in assessing the performance of companies and in understanding financial statements, accounting issues, financial reporting and audit committee functions. However, no member has comprehensive professional experience with generally accepted accounting principles and financial statement preparation and analysis and, accordingly, the board of directors does not consider any of them to be a "financial expert" as that term is defined in applicable regulations. Nevertheless, the board of directors believes that the members of our audit committee have the necessary expertise and experience to perform the functions required of the audit committee and, given their respective backgrounds, it would not be in the best interests of the company to replace any of them with another person to qualify a member of the audit committee as a "financial expert."

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our compensation philosophy and programs are designed to attract and retain talented executives that will drive shareholder value.  We achieve this goal by offering a competitive comprehensive compensation strategy that links executive pay to the achievement of measurable corporate and individual performance objectives that we believe enhance and motivate our executives to excel.  Examples of such objectives involve growth in Revenue and EBITDA and the accomplishment of personal objectives that typically focus on more tactical areas like market penetration, new business, increased productivity, decreased costs, reductions in cycle time, fill rate and customer lot acceptance.  We manage this process through our performance management and incentive design strategies.

Broadly stated, the compensation program intends to reward the creation of shareholder value, financial and operational performance and individual expertise and experience.

The Company also provides special compensation in certain situations.  When attracting talent to our organization, annual compensation packages for new executives is determined by the competitive market for the role, experience of the candidate and to some extent, geographical location.  As part of our executive recruiting process, we occasionally offer signing bonuses to offset compensation forfeited by the candidate when terminating employment with his or her prior employer.

Compensation Process

The Board of Directors of Accellent Holdings Corp. establishes compensation and benefit practices for the executives of the Company.  In 2007, we recruited many new executive officers.  Their compensation levels were based on internal benchmarking by our largest stockholder, KKR Millennium GP LLC, prior compensation levels of those executives, the pay levels of the person in the role previously at Accellent and input from our search firm.  For executive officers who were not newly recruited, current compensation levels are a result of merit increases to prior levels.

Elements of Compensation for Named Executive Officers

We achieve the objectives of our compensation program through the use of several compensation elements.  We use a combination of direct compensation, such as salary, bonus, equity awards and select perquisites and indirect compensation in the form of retirement benefits.  We also provide executives with change in control and severance protection.

●	Salary

Our base salary administration process is used to compensate executives for their role at the Company and individual expertise and experience.  Annual merit increases are based on a combination of accomplishments versus objectives (50%), completion of the normal duties of the role as defined in the job description (20%) and abiding by Accellents values (30%).

●	Bonus

Accellent's short term incentive program consists of our annual bonus plan.  We use our annual bonus plan, in combination with base pay, to provide the executive with a total compensation package that exceeds the market when all annual goals are met.  Eligibility in the annual bonus plan is dependent on role within the organization as well as competitive market data.  All of our executive officers participate in the annual bonus plan.  Rewards are determined via the accomplishment of annual goals and objectives.  An annual target bonus of a percentage of the base salary is determined utilizing a combination of financial target elements, such as growth of Adjusted EBITDA (as defined in footnote 6 in the "Selected Financial Data" section above), and personal objectives.  We believe that both the financial targets and personal objectives are achievable, but for 2007, the annual target bonus payout was based only on achievements in personal objectives.  Executives may also be eligible for bonuses in excess of the annual target bonus for substantially exceeding the financial targets or for extraordinary performance.

Employment agreements for Mr. Kirby and Mr. Friedman have been amended to reflect that their bonuses for the fiscal year 2007 will be paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that such executives have not made an investment in Accellent Holdings Corp. of a predetermined amount at the time the bonuses become payable.

●	Equity awards

Accellent's long term incentive award program utilizes equity instruments to offer our executives a vehicle for wealth accumulation and provides Accellent with a strong retention instrument.  Equity based awards are intended to align the financial interest of our executives with long-term shareholder value creation.  Equity based awards are typically provided to executives upon hire or with an increase in responsibility.  Equity grants historically have not been provided on an annual basis.

We have adopted the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. and its Subsidiaries and Affiliates, which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options and various other stock-based grants, including the shares of common stock of Accellent Holdings Corp. and options granted to the executive officers and other key employees. As of the date of this report, we have granted under the Equity Plan certain options as non-incentive stock options. The options are generally granted as follows: 50% vest and become exercisable over the passage of time, which we refer to as "time options," assuming the optionee continues to be employed by us, and 50% vest and become exercisable over time based upon the achievement of certain performance targets, which we refer to as "performance options."

Exercise Price.  The exercise price of the options is the fair market value of the shares underlying the options on the date of the grant of the option.

Vesting of Time Options.  Time options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the grant date.

Vesting of Performance Options.  Performance options generally become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets for fully diluted share value growth from 2008 to 2012.  In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.

Effect of Change in Control of Accellent Holdings Corp.  In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holding Corp.

Effect of Disposition of Shares of Common Stock of Accellent Holdings Corp.  In addition, based upon Accellent Holdings LLC's disposition of its shares of common stock of Accellent Holdings Corp., the exercisability of the time and performance options will automatically accelerate with respect to a percentage of the shares of common stock of Accellent Holdings Corp. subject to the time and performance options.

Miscellaneous.  The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the optionee. The Equity Plan may be amended or terminated by Accellent Holdings Corp.'s Board of Directors at any time.

●	Select Perquisites

The Company has limited perquisite benefits.  We provide our executives with access to a company paid comprehensive annual physical.  In addition, we provide certain executives with a car allowance the amount of which is dependent on their role within the organization.

●	Retirement Benefits

The Company provides retirement benefits to executives through a company-wide 401(k) plan.  The plan has a 5 year vesting schedule and matches employee contributions at a rate of 50% of the first 6% of employee contributions.  The Company's retirement benefit is designed to provide a vehicle where the executive can use the tax deferred feature of a 401k to build a retirement fund.  Mr. Farina is also a participant in the Supplemental Executive Retirement Pension Program (SERP) because he had been affiliated with us before we discontinued any new participation in the program.

●	Change-in-Control and Severance Arrangements

The Company believes executive officers should be protected and motivated in the event of a change in control of the Company.  The major component of the change in control protections for executives is reflected in the Company's equity agreements and is in the form of an accelerated vesting schedule.  In addition, we also offer salary continuation protection commensurate with role in the organization and experience.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2007 and December 31, 2006 concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2007 and our other three most highly compensated executive officers who served as such during our most recently completed fiscal year. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(10)	Option Awards ($)(10)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Robert E. Kirby (1)	2007	97,308	-		-	-		17,355	(11)	-		2,143	(12)	116,806
President and Chief Executive Officer	2006	-	-		-	-		-		-		-		-

Jeremy Friedman (2)	2007	117,462	-		-	124,413		14,083	(11)	-		2,840	(13)	258,798
Chief Financial Officer,	2006	-	-		-	-		-		-		-		-
Executive Vice President,
Treasurer and Secretary

Stewart A. Fisher(3)	2007	162,940	-		-	(913,887	)(22)	-		-		9,984	(14)	(740,963)
Chief Financial Officer,	2006	341,880	-		-	913,887	(21)	-		-		17,543	(18)	1,273,310
Executive Vice President,
Treasurer and Secretary

Jeffrey M. Farina(4)	2007	221,916	-		-	43,645		22,317		103,200	(20)	15,178	(15)	406,256
Executive Vice President of	2006	216,980	-		-	77,236		-		25,600	(20)	12,467	(14)	306,683
Technology and Chief Technology
Officer

William E. Howell (5)	2007	216,872	-		-	18,373		16,903		-		107,737	(16)	359,885
Senior Vice President,	2006	207,163	-		-	32,513		-		-		9,086	(17)	248,762
Chief Information Officer

Michael D. Hassman (6)	2007	221,852	-		-	34,223		22,293		-		13,664	(14)	292,031
Senior Vice President of Operations	2006	215,720	25,000	(9)	-	60,800		-		-		11,396	(19)	312,916

Alan L. Bortnick (7)	2007	169,167	-		-	30,074		10,200		-		7,142	(17)	216,583
Vice President Finance	2006	148,200	-		-	12,143		-		-		7,838	(17)	168,181

Kenneth W. Freeman (8)	2007	-	-		-	-		-		-		-		-
Executive Chairman	2006	-	-		-	-		-		-		-		-

(1)
Mr. Kirby joined the Company as President and Chief Executive Officer effective October 29, 2007.  Mr. Kirby's employment agreement specifies that he will receive equity awards which will be determined by the Board of Directors.

(2)	Mr. Friedman joined the Company as Chief Financial Officer and Executive Vice President effective September 4, 2007.

(3)	Mr. Fisher served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary. Mr. Fisher resigned effective June 15, 2007.

(4)	Mr. Farina serves as our Executive Vice President of Technology and Chief Technology Officer.

(5)	Mr. Howell serves as our Chief Information Officer.

(6)	Mr. Hassman serves as our Senior Vice President of Operations.

(7)	Mr. Bortnick serves as our Vice President of Finance and served as our interim principal financial officer between June 15, and September 4, 2007.

(8)
Mr. Freeman serves as our Executive Chairman and served as our interim principal executive officer from January 1, 2007 until October 29, 2007.  Mr. Freeman received no compensation beyond his compensation as a director as described under Director Compensation above.

(9)	This amount represents a signing bonus.

(10)
Stock and option awards reflect expenses incurred by the Company in accordance with FAS 123R.  For assumptions used to calculate expenses in accordance with FAS 123R, see "Stock-Based Compensation" section in Note 1 to the Consolidated Financial Statements.

(11)	For 2007, Mr. Kirby and Mr. Friedman will receive their bonuses in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of their investment in Accellent Holdings Corp.

(12)	This amount represents auto allowances and life insurance premiums.

(13)	This amount represents employer contributions to a 401(k) and life insurance premiums.

(14)	This amount includes employer contributions to a 401(k), life insurance premiums and auto allowances.

(15)	This amount includes employer contributions to a 401(k), life insurance premiums and auto allowances. Auto allowances amounted to $10,200.

(16)	This amount includes employer contributions to a 401(k), life insurance premiums, a comprehensive annual physical and relocation costs. Relocation costs amounted to $99,452.

(17)	This amount includes employer contributions to a 401(k), life insurance premiums and a comprehensive annual physical.

(18)	This amount includes employer contributions to a 401(k), life insurance premiums, auto allowances and a comprehensive annual physical.

(19)	This amount includes life insurance premiums, auto allowances and a comprehensive annual physical.

(20)	This amount represents change in pension value.

(21)
In our Annual Report on Form 10-K for the 2006 fiscal year, filed on March 13, 2007, there was no amount reported in the Option Awards column for Mr. Fisher. The amount reported here, however, represents the actual FAS 123R expenses recognized in 2006 for financial reporting purposes.  For assumptions used to calculate expenses in accordanc with FAS 123R, see "Stock-Based Compensation" section in Note 1 to the Consolidated Financial Statements.

(22)
In connection with his resignation effective June 15, 2007, Mr. Fisher forfeited 975,000 time options and 975,000 performance options.  The negative $913,887 reported in the Option Awards column reflects the forfeiture-related reversal of the FAS 123R expense that was recognized in 2006 in connection with these options.

Grants of Plan-Based Awards for 2007

The following table provides summary information for each of our named executive officers with respect to grants of plan-based awards for 2007.

Grants of Plan-Based Awards for 2007
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Robert E. Kirby	-	-	86,795	130,192	-	-	-	-	-	-	-
Jeremy Friedman	-	-	70,422	105,653	-	-	-	-	-	-	-
	09/04/07	-	-	-	-	500,000	-	-	-	$4.00	$840,628
	09/04/07		-	-	-	-	-	-	500,000	$4.00	$840,628
Stewart A. Fisher	-	-	-	-	-	-	-	-	-	-	-
Jeffery M. Farina	-	-	111,587	167,381	-	-	-	-	-	-	-
William E. Howell	-	-	84,514	126,771	-	-	-	-	-	-	-
Michael D. Hassman	-	-	111,467	167,201	-	-	-	-	-	-	-
Alan Bortnick	-	-	51,000	76,500	-	-	-	-	-	-	-

The time options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the option's grant date.  Performance options generally become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets.  In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.  For further details on performance options, see the "Compensation Discussion & Analysis" section.

On September 4, 2007 one of our named executive officers, Jeremy Friedman, was awarded options to acquire 1,000,000 shares of common stock of Accellent Holdings Corp. at an exercise price of $4.00 per share, which was the fair value of the shares at the date of the grant.  Fifty percent of the awarded options were time options and the other 50% were performance options.  In March 2008, the Board of Directors of Accellent Holdings Corp. elected to amend the exercise price of such awards to $3.00 per share, reflecting a revaluation of the fair value of the common stock as of the date of grant.

Employment Agreements

We have entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries. The terms of these employment agreements are set forth below.

In October 2007, we entered into an employment agreement with Robert E. Kirby to serve as our President and Chief Executive Officer.  The agreement was amended on March 31, 2008.  Under the amended agreement Mr. Kirby is entitled to an annual salary of $550,000, subject to subsequent annual adjustment.  Mr. Kirby is eligible for an annual target bonus of 90% of his base salary (the "Annual Target Bonus"), based upon Mr. Kirby reaching individual and Company-related performance milestones.  Mr. Kirby may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Kirby's bonuses will be paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Kirby has not made an investment in Accellent Holdings Corp. of an amount equal to $650,000 at the time the bonuses become payable.  In connection with this required investment, Mr. Kirby will pay us $137,645 in cash no later than April 30, 2008, and we will issue him shares of common stock of Accellent Holdings Corp.  We expect that the bonus payable for 2008 will equal the remainder of Mr. Kirby's required investment after the payment of the 2007 bonus and the payment described in the previous sentence, or $495,000.  If $495,000, however, exceeds the actual 2008 bonus, Mr. Kirby will pay us the difference in cash no later than March 31, 2009, and we will issue him shares of common stock of Accellent Holdings Corp.  Conversely, if the actual 2008 bonus exceeds $495,000, then we will pay the difference to Mr. Kirby in accordance with the Company's annual incentive plan.

In September 2007, we entered into an employment agreement with Jeremy Friedman to serve as our Executive Vice President and Chief Financial Officer.  The agreement was amended on March 31, 2008.  Under the amended agreement Mr. Friedman is entitled to an annual salary of $360,000, subject to subsequent annual adjustment.  Mr. Friedman is eligible for an annual target bonus of 60% of his base salary (the "Annual Target Bonus"), based upon Mr. Friedman reaching individual and Company-related performance milestones.  Mr. Friedman may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Friedman's bonuses will be paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Friedman has not made an investment in Accellent Holdings Corp. of an amount equal to $150,000 at the time the bonuses become payable.  We expect that the bonus payable for 2008 will equal the remainder of Mr. Friedman's required investment after the payment of the 2007 bonus, or $135,917.  If $135,917, however, exceeds the actual 2008 bonus, then Mr. Friedman will pay us the difference in cash no later than March 31, 2009, and we will issue him shares of common stock of Accellent Holdings Corp. therefor.  Conversely, if the actual 2008 bonus exceeds $135,917, then we will pay the difference to Mr. Friedman in accordance with the Company's annual incentive plan.

In December 2005, we entered into an employment agreement with Jeffrey M. Farina to serve as our Executive Vice President of Technology and Chief Technology Officer.  Under the agreement, Mr. Farina is entitled to an annual salary of $215,000, subject to subsequent annual adjustment. In addition, Mr. Farina is eligible for an annual target bonus of 50% of his base salary (the "Annual Target Bonus"), based upon Mr. Farina reaching individual and Company-related performance milestones.  Mr. Farina may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performance.

In September 2005, we entered into an employment agreement with Michael Hassman to serve as Vice President of Operations.  He now serves as the Senior Vice President of Operations.  Under the agreement, Mr. Hassman is entitled to an annual salary of $215,000, subject to subsequent annual adjustment.  In addition, Mr. Hassman is eligible for an annual target bonus of 50% of his base salary (the "Annual Target Bonus"), based upon Mr. Hassman reaching individual and Company-related performance milestones.  Mr. Hassman may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the milestones set forth, as well as for other extraordinary performances.

Outstanding Equity Awards at December 31, 2007 Fiscal Year-End

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2007.  All stock options in the table below were granted by Accellent Holdings Corp.  Our named executive officers do not hold any other form of equity based compensation as of December 31, 2007.

	Outstanding Equity Awards at December 31, 2007
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Robert E. Kirby	-	-	-	-	-
Jeremy Friedman	-	500,000	500,000	$4.00	09/04/17
Stewart A. Fisher	-	-	-	-	-
Jeffrey M. Farina	168,164	-		$1.25	06/01/10
	20,182	-	-	$1.25	7/19/14
	16,480	65,921	82,401	$5.00	11/22/15
William Howell	100,908	-	-	$1.25	08/23/14
	6,937	27,750	34,687	$5.00	11/22/15
Michael Hassman	12,500	50,000	62,500	$5.00	12/20/15
Alan Bortnick	35,237	-	-	$1.25	11/22/15
	2,423	9,690	12,113	$5.00	11/22/15
	2,500	22,500	25,000	$5.00	12/19/16

Certain options with the exercise price of $1.25 are roll-over options and were fully vested upon grant.  For the remaining options, 50% are time options and 50% are performance options.  The grant dates for time and performance options are 10 years prior to the expiration dates.  For more details about the vesting schedule of our equity awards, see the "Compensation Discussion & Analysis" section.

  Option Exercises and Stock Vested in 2007

The following table provides summary information for each of our named executive officers with respect to option exercises and stock vested in 2007.  Mr. Fisher was the only named executive officer who exercised his options in 2007.  All stock options exercised in the table below were granted by Accellent Holdings Corp.

Option Exercises and Stock Vested in 2007
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert E. Kirby	-	-	-	-
Jeremy Friedman	-	-	-	-
Stewart A. Fisher	1,200,000	3,200,000	-	-
Jeffrey M. Farina	-	-	-	-
William Howell	-	-	-	-
Michael Hassman	-	-	-	-
Alan Bortnick	-	-	-	-

Pension Benefits for 2007

We maintain a Supplemental Executive Retirement Pension Program (SERP) for one of our named executives.   Mr. Farina is the only participant in SERP because he is the one named executive officer who was affiliated with us before we discontinued new participation into the program.  Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	19	$166,308	$-

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.8%.  Annual salary increases were projected at the rate of 3%.  Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55.  Termination prior to age 55 will result in forfeiture of the SERP benefit.

Nonqualified Deferred Compensation for 2007

Not applicable.

Change-In-Control and Severance Arrangements

Severance Arrangements

We have entered into severance and change-in-control agreements with former executive officers. The terms of these agreements are set forth below.

If Mr. Kirby is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Kirby of a release, we shall continue to pay Mr. Kirby his base salary then in effect and we shall continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $864,390 based on the compensation level as of December 31, 2007.  If Mr. Kirby is terminated by death or disability, then the Company shall pay to the estate of Mr. Kirby or Mr. Kirby, as the case may be, the compensation that would otherwise be payable to Mr. Kirby up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Kirby is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate, and if such termination occurs prior to March 31, 2009, he will be obligated to pay us in cash $495,000, and we will issue him shares of common stock of Accellent Holdings Corp. The agreement also incorporates non-competition provisions. Mr. Kirby's employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 60 days written notice.

If Mr. Friedman is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Friedman of a release, we shall continue to pay Mr. Friedman his base salary then in effect and we shall continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $573,651 based on the compensation level as of December 31, 2007.  If Mr. Friedman is terminated by death or disability, then the Company shall pay to the estate of Mr. Friedman or Mr. Friedman as the case may be, the compensation that would otherwise be payable to Mr. Friedman up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Friedman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate, and if such termination occurs prior to March 31, 2009, he will be obligated to pay us in cash $135,917, and we will issue him shares of common stock of Accellent Holdings Corp. The agreement also incorporates non-competition provisions. Mr. Friedman's employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

If Mr. Farina is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Farina of a release, we shall continue to pay Mr. Farina his base salary then in effect and we shall continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. We estimate the total severance cost to be $241,951 based on the compensation level as of December 31, 2007.  If Mr. Farina is terminated by death or disability, then the Company shall pay to the estate of Mr. Farina or Mr. Farina, as the case may be, the compensation that would otherwise be payable to Mr. Farina up to the end of the month in which the termination of his employment because of death or disability occurs. If Mr. Farina is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.  The agreement also incorporates non-disclosure, non-solicitation, non-competition and invention assignment provisions. Mr. Farina's employment agreement expires in December 2008.

If Mr. Hassman is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Hassman of a release, we shall continue to pay Mr. Hassman his base salary then in effect and we shall continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. We estimate the total severance cost to be $242,203 based on the compensation level as of December 31, 2007.  If Mr. Hassman is terminated by death or disability, then the Company shall pay to the estate of Mr. Hassman or Mr. Hassman, as the case may be, the compensation that would otherwise be payable to Mr. Hassman up to the end of the month in which the termination of his employment because of death or disability occurs. If Mr. Hassman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.  The agreement also incorporates non-disclosure, non-solicitation, non-competition and invention assignment provisions.  Mr. Hassman's employment agreement expires in September 2008.

Both Mr. Howell and Mr. Bortnick entered into a severance agreement as part of their offer.  If either executive is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Howell or Mr. Bortnick of a release, we shall continue to the pay the executive his base salary then in effect and we shall continue to provide health, dental and vision insurance for six months from the date of termination of employment.  Based on the compensation level as of December 31, 2007, the total severance cost for Mr. Howell is $121,844 and for Mr. Bortnick is $97,444.

Change in Control Arrangements

In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp.  All named executives have entered into this change in control arrangement.  Assuming that as of December 31, 2007 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of  December 31, 2007.

Following the completion of the Transaction, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering.  In 2007, there would have been no value to the acceleration of options, so no excise tax would have been incurred.

Employee Benefit Plans

Generally, our employees, including certain of our directors and named executive officers, participate in our various employee benefit plans, including a stock option and incentive plan which provides for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. We maintain pension plans which provide benefits at a fixed rate for each month of service and a 401(k) plan which are available to employees at several of our locations as described above under "Compensation Discussion and Analysis." We have a Supplemental Executive Retirement Pension Program (SERP), a non-qualified, unfunded deferred compensation plan that covers one executive.

Compensation Committee Interlocks and Insider Participation

Our entire board of directors performs the functions of a compensation committee. For a description of transactions between us and the members of our board of directors, see Item 13, "Certain Relationships and Related Transactions, and Director Independence" herein.

Compensation Committee Report

The Board of Accellent Holdings Corp. has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on the Board's review and discussion with management, the Board of Accellent Holdings Corp. recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Robert E. Kirby
Michael W. Michelson
James C. Momtazee
Steven Barnes
Kenneth W. Freeman

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Accellent Acquisition Corp. owns 100% of the capital stock of Accellent Inc., and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.  Accellent Inc. does not maintain any equity compensation plans under which our equity securities are authorized for issuance.

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 1, 2008 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock(1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	72.5%
Bain Capital (3)	30,550,000	24.0%
Robert E. Kirby	-	*
Jeremy A. Friedman	-	*
Jeffrey M. Farina (4)	204,826	*
William E. Howell (5)	107,845	*
Michael D. Hassman (6)	12,500	*
Alan L. Bortnick (7)	40,160	*
Michael W. Michelson (2)	91,650,000	72.5%
Kenneth W. Freeman (2)	91,650,000	72.5%
James C. Momtazee (2)	91,650,000	72.5%
Steven Barnes (3)	30,550,000	24.0%
Directors and executive officers as a group (14 persons)(8)	122,632,539	96.2%

*	Less than one percent

(1)
The amounts and percentages of Accellent Holdings Corp. common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)
Shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock owned of record by KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR KFN Co-Invest Holdings, L.P. through their investment vehicle, Accellent Holdings LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Michael Calbert, Scott Nuttall and Reinhard Gorenflos as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Michelson and Freeman are members of the general partner to, and Mr. Momtazee is an executive of, KKR and each is a director of Accellent Holdings Corp. and Accellent Inc. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by affiliates of KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)
Shares shown as beneficially owned by Bain Capital and Mr. Steven Barnes reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC ("Bain") and BCIP TCV, LLC ("BCIP"). Mr. Barnes is a Managing Director of Bain Capital Investors, LLC ("BCI"), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Barnes and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr Barnes is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Barnes and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Barnes is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Consists of 204,826 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(5)	Consists of 107,845 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(6)	Consists of 12,500 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)	Consists of 40,160 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(8)	Includes 432,539 shares of common stock underlying outstanding stock options that are exercisable with 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Policy

We have established a related person transaction policy which provides procedures for the review of transactions in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest, with certain exceptions. Covered persons include any director, executive officer, director nominee, 5% stockholder or any immediate family members of the foregoing. Any such related person transactions will require advance approval by our Board of Directors with covered persons involved in the transaction not participating.

Management Services Agreement with KKR

In connection with the Transaction, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transaction and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the "Indemnified Parties") for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.  We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party's willful misconduct or gross negligence.  During the twelve months ended December 31, 2007, the Company incurred KKR management fees and related expenses of $1.1 million.  As of December 31, 2007, the Company owed KKR $0.5 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (KKR-Capstone), provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone prior to January 1, 2007.  For the twelve months ended December 31, 2007, the Company incurred $2.0 million of integration consulting fees and related expenses for the services of KKR-Capstone, $1.3 million of which was paid in common stock of AHC during the fourth quarter of 2007.  As of December 31, 2007, the Company owed KKR-Capstone $0.4 million for unpaid consulting fees which are to be paid in common stock of AHC and are included in other long term liabilities on the consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the fiscal year ended December 31, 2007 totaled $4.1 million, while included in the balance of trade receivables as of December 31, 2007, was $0.9 million due from Biomet, Inc.

Registration Rights Agreement

In connection with the Transaction, we entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain Capital (each a "Sponsor Entity" and together the "Sponsor Entities") pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

Management Stockholder's Agreement

In connection with retaining the Rollover Options, the grant of options under the new option plan and, in certain cases, the purchase of shares of common stock of Accellent Holdings Corp., certain of our members of management entered into a management stockholder's agreement with us. The management stockholder's agreement generally restricts the ability of the management stockholders to transfer shares held by them for five years after the closing of the Transaction.

If a management stockholder's employment is terminated prior to the fifth anniversary of the closing of the Transaction, we have the right to purchase the shares and options held by such person on terms specified in the management stockholder's agreement. If, prior to a public offering of Accellent Holdings Corp.'s common stock, a management stockholder's employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder's death, the estate of such stockholder has the right to force us to purchase his shares and options, on terms specified in the management stockholder's agreement. In addition, if, prior to a public offering of Accellent Holdings Corps common stock, a management stockholders employment is terminated by us without cause (as defined in the management stockholder's agreement) or by the management stockholder for good reason (as defined in the management stockholders agreement), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the remaining tax liability (above the minimum required withholding tax liability) incurred upon exercise of such options. If, prior to a public offering of Accellent Holdings Corp.'s common stock, a management stockholder's employment is terminated by the management stockholder without good reason, such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only if the amount of applicable withholding taxes which we are required to withhold in respect of income recognized as a consequence of the exercise of such options (the "Statutory Withholding") is less than the actual tax liability that would have been incurred on the original value of the Rollover Options (the "Original Liability Amount") and then we are only required to purchase that number of shares equal to the difference between the Original Liability Amount and the Statutory Withholding. If, prior to a public offering of Accellent Holdings Corp.'s common stock, a management stockholder receives a notice from the Internal Revenue Service that taxes are due and payable in connection with his or her Rollover Options (other than in connection with the exercise or lapse of restrictions thereof) (the "Rollover Tax Liability"), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the Rollover Tax Liability.

The management stockholder's agreement also permits these members of management under certain circumstances to participate in registrations by us of our equity securities. Such registration rights would be subject to customary limitations.

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

Director Independence

Accellent Inc. has no independent directors.  The Company is a privately held corporation.  Our directors (except for Mr. Kirby) are not independent because of their affiliations with funds which hold more than 5% equity interests in Accellent Holdings Corp.  Mr. Kirby is not an independent director because he is currently employed by the Company.

Item 14.  Principal Accountant Fees and Services

PricewaterhouseCoopers LLP served as our Independent Registered Public Accounting Firm during 2005.   On August 17, 2006 the Company dismissed PricewaterhouseCoopers LLP ("PwC") as the independent registered public accounting firm for the Company.  Also on August 17, 2006, the Company's Audit Committee appointed Deloitte & Touche LLP ("Deloitte") as the Company's independent registered public accounting firm, subject to acceptance of the appointment by Deloitte. Deloitte accepted the appointment on August 23, 2006.  Deloitte served as our Independent Registered Public Accounting firm for the fiscal year ended December 31, 2006 and 2007.  For such fiscal years we paid fees for services from PwC and Deloitte as discussed below.

Audit Fees.  The aggregate audit fees for professional services rendered by Deloitte for the fiscal year ended December 31, 2007 and 2006 were $785,000 and $774,000 and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees:  The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately zero and $186,650 for the fiscal year ended December 31, 2007 and 2006, respectively.  Fees for services rendered in the period ending December 31, 2006  included $181,750 for due diligence performed in connection with an acquisition which was not consummated and $3,700 for statutory audit services performed for our Mexican subsidiary.

Tax Fees:  The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $248,000 for the fiscal year ended December 31, 2007.  There were no tax fees paid to Deloitte in 2006.

All Other Fees. The aggregate fees billed for services rendered by PwC for all other fees was $1,500 for the year ended December 31, 2006, and $570 related to fees charged for an accounting research tool for the year ended December 31, 2007.  No other fees were paid to Deloitte in 2006 and 2007.

The Audit Committee has considered whether the independent auditors' provision of other non-audit services to the Company is compatible with the auditors' independence and determined that it is compatible.  Since August 30, 2004, all audit and permissible non-audit services were pre-approved pursuant to the Audit Committees Pre-Approval of Audit and Permissible Non-Audit Services policy.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

Statement
Reports of Independent Registered Public Accounting Firms	71
Consolidated Balance Sheets As of December 31, 2006 and 2007	73
Consolidated Statements of Operations for the Predecessor Period ended November 22, 2005, and the Successor Periods Ended December 31, 2005, 2006, and 2007	74
Consolidated Statements of Stockholders Equity for the Predecessor Period November 22, 2005	75
Consolidated Statements of Stockholders Equity for the Successor Periods Ended December 31, 2005, 2006 and 2007	76
Consolidated Statements of Cash Flows for the Predecessor Period ended November 22, 2005, and the Successor Periods Ended December 31, 2005, 2006 and 2007	77
Notes to Consolidated Financial Statements	79

2.	Consolidated Financial Statement Schedules

Schedule
Schedule II Valuation and Qualifying Accounts	112

3.	Exhibits

EXHIBIT DESCRIPTION

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.'s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2
Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.'s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1
Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1
Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2
Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.1
Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2
Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3
Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4
Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.5
Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*
2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7
Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.8*
Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*
Form of Management Stockholders Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*
Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11
Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12
Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13
Stockholders Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.14
Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc. (incorporated by reference to Exhibit 10.2 to Accellent Corp.'s Quarterly Report on Form 10-Q, filed on November 1, 2005  (file number 333-118675)).

10.15
Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.'s Current Report on Form 8-K, filed on April 28, 2004 (file number 000-49702)).

10.16
Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.17*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.'s Registration Statement on Form S-1, filed on February 14, 2001)

10.18*
Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.'s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.19*
Accellent Holdings Corp. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.'s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.20*
Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.3 of Accellent Corp.'s Registration Statement on Form S-4, filed on August 30, 2004 (file number 333-118675)).

10.21*
Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.8.2 of Accellent Corp.'s Registration Statement on Form S-4, filed on August 30, 2004 (file number 333-118675)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22*
Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.'s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.23*
Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.'s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.24*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby

10.25*
Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.'s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.26*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman

10.27*	Employment Agreement, dated September 20, 2005, between Accellent Corp. and Michael Hassman

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*           Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 31, 2008	By:	/s/ Robert E. Kirby
Robert E. Kirby President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Kirby	President, Chief Executive Officer and Director	March 31, 2008
Robert E. Kirby

/s/ Jeremy A. Friedman	Chief Financial Officer	March 31, 2008
Jeremy A. Friedman

/s/ Michael W. Michelson	Director	March 31, 2008
Michael W. Michelson

/s/ James C. Momtazee	Director	March 31, 2008
James C. Momtazee

/s/ Steven Barnes	Director	March 31, 2008
Steven Barnes

/s/ Kenneth W. Freeman	Executive Chairman and Director	March 31, 2008
Kenneth W. Freeman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its sole stockholder an annual report to security holders covering the registrants last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Accellent Inc.:
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2007 and 2006.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2007 and 2006.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" and the recognition requirements of FASB  No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Also, as discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company adopted FASB No. 123(R), "Share-Based Payment."

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 31, 2008

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Accellent Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Accellent Inc. and its subsidiaries ("predecessor") for the period January 1, 2005 to November 22, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2005 to November 22, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 29, 2006

To the Board of Directors and Stockholder of Accellent Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Accellent Inc. and it's subsidiaries ("successor") for the period from November 23, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from November 23, 2005 to December 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 29, 2006

ACCELLENT INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2007
(In thousands)

	2006	2007
Assets
Current assets:
Cash and cash equivalents	$2,746	$5,688
Receivables, net of allowance for doubtful accounts and return reserves of $1,913 for 2006 and $1,212 for 2007	49,994	50,961
Inventories	57,962	67,399
Prepaid expenses and other	4,169	4,971
Total current assets	114,871	129,019
Property, plant and equipment, net	128,573	133,045
Goodwill	847,213	629,854
Other intangible assets, net	258,904	209,444
Deferred financing costs and other assets, net	24,033	21,003
Total assets	$1,373,594	$1,122,365
Liabilities and Stockholders equity
Current liabilities:
Current portion of long-term debt	$4,014	$4,187
Accounts payable	20,338	23,571
Accrued payroll and benefits	7,022	8,442
Accrued interest	5,171	5,615
Accrued income taxes	2,601	772
Accrued expenses	12,468	11,439
Total current liabilities	51,614	54,026
Note payable and long-term debt	696,515	717,014
Other long-term liabilities	39,205	39,330
Total liabilities	787,334	810,370
Commitments and contingencies (Note 15)
Stockholder's equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding	-	-
Additional paid-in capital	624,058	628,368
Accumulated other comprehensive income	3,263	78
Accumulated deficit	(41,061)	(316,451)
Total stockholders equity	586,260	311,995
Total liabilities and stockholder's equity	$1,373,594	$1,122,365

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Operations
(In thousands)

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2005	2006	2007
Net sales	$411,734	$49,412	$474,134	$471,681
Cost of sales (exclusive of amortization)	283,029	44,533	337,043	349,929
Gross profit	128,705	4,879	137,091	121,752
Selling, general and administrative expenses	71,520	7,298	58,458	52,454
Research and development expenses	2,655	352	3,607	2,565
Restructuring and other charges	4,154	311	5,008	729
Merger related costs	47,925	8,000	-	(67)
Amortization of intangible assets	5,730	1,839	17,205	15,506
Impairment of goodwill and other intangible assets	-	-	-	251,253
(Loss) income from operations	(3,279)	(12,921)	52,813	(200,688)
Other expense:
Interest expense, net	(43,233)	(9,301)	(65,338)	(67,367)
Other (expense) income, including debt prepayment penalty of $29,914 for the period ended November 22, 2005	(29,985)	198	(727)	(1,435)
Total other expense	(73,218)	(9,103)	(66,065)	(68,802)
Loss before income taxes	(76,497)	(22,024)	(13,252)	(269,490)
Provision for income tax expense	5,816	478	5,307	5,391
Net loss	$(82,313)	$(22,502)	$(18,559)	$(274,881)

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholders Equity - Predecessor
For the predecessor periods from January 1, 2005 to November 22, 2005
(In thousands, except share data)

						Accumulated other
						comprehensive income (loss)
	Convertible				Additional	Cumulative	Adjustments to pension plan assets	Gain (loss) on		Total
	Preferred Stock		Common Stock		paid-in	translation	and benefit	hedging	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	capital	adjustment	obligation	activities	(deficit)	equity
Balance, January 1, 2005	16,555,110	166	429,578	4	211,249	2,154	(438)		(75,674)	137,461
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(82,313)	(82,313)
Cumulative translation adjustment	-	-	-	-	-	(1,004)	-	-	-	(1,004)
Minimum pension liability	-	-	-	-	-	-	(91)	-	-	(91)
Total comprehensive loss	-	-	-	-		-	-	-	-	(83,408)
Stock issued in connection with acquisitions	836,365	8	-	-	19,796	-	-	-	-	19,804
Exercise of employee stock options	-	-	21,315	1	202	-	-	-	-	203
Compensation expense associated with phantom stock plans	-	-	-	-	33	-	-	-	-	33
Amortization of stock-based compensation	-	-	-	-	13,840	-	-	-	-	13,840
Balance, November 22, 2005	17,391,475	$174	450,893	$5	$245,120	$1,150	$(529)	$-	$(157,987)	$87,933

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholders Equity - Successor
For the successor period from November 23, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007
(In thousands, except share data)

				Accumulated other comprehensive income (loss)
			Additional	Cumulative	Adjustments to pension plan assets	Gain (loss) on		Total
	Common Stock		paid-in	translation	and benefit	hedging	Accumulated	Stockholders
	Shares	Amount	capital	adjustment	obligation	activities	(deficit)	equity
Balance, November 23, 2005
Investment by Parent	1,000	$-	$641,948	$-	$-	$-	$-	$641,948
Comprehensive loss:						-	-
Net loss	-	-	-	-	-	-	(22,502)	(22,502)
Cumulative translation adjustment	-	-	-	33	-	-	-	33
Net loss on hedging instruments	-	-	-	-	-	(668)	-	(668)
Minimum pension liability	-	-	-	-	(11)	-	-	(11)
Total comprehensive loss	-	-	-	-	-	-	-	(23,148)
Balance, December 31, 2005	1,000	-	641,948	33	(11)	(668)	(22,502)	618,800
Reclass stock options to liability upon adoption of SFAS 123R	-	-	(19,595)	-	-	-	-	(19,595)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(18,559)	(18,559)
Cumulative translation adjustment	-	-	-	1,656	-	-	-	1,656
Net gain on hedging instrument	-	-	-	-	-	2,242	-	2,242
Minimum pension liability	-	-	-	-	11	-	-	11
Total comprehensive loss	-	-	-	-	-	-	-	(14,650)
Repurchase of parent company common stock	-	-	(158)	-	-	-	-	(158)
Exercise of employee stock options	-	-	177	-	-	-	-	177
Amortization of stock-based compensation	-	-	1,686	-	-	-	-	1,686
Balance, December 31, 2006	1,000	-	624,058	1,689	-	1,574	(41,061)	586,260
Adoption of FIN 48 (see note 9)	-	-	-	-	-	-	(509)	(509)
Adoption of SFAS 158 (see note 7)	-	-	-	-	513	-	-	513
Comprehensive loss:
Net loss	-	-	-	-	-	-	(274,881)	(274,881)
Cumulative translation adjustment	-	-	-	1,953	-	-	-	1,953
Net loss on hedging instruments	-	-	-	-	-	(5,651)	-	(5,651)
Total comprehensive loss	-	-	-	-	-	-	-	(278,579)
Stock issuance	-	-	1,350	-	-	-	-	1,350
Restricted stock	-	-	48	-	-	-	-	48
Exercise of employee stock options	-	-	3,056	-	-	-	-	3,056
Amortization of stock-based compensation	-	-	(144)	-	-	-	-	(144)
Balance, December 31, 2007	1,000	$-	$628,368	$3,642	$513	$(4,077)	$(316,451)	$311,995

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Cash Flows
(In thousands)

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2005	2006	2007
Cash flows from operating activities:
Net loss	$(82,313)	$(22,502)	$(18,559)	$(274,881)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization of intangibles	20,047	3,057	34,173	35,378
Amortization of debt discounts and non-cash interest accrued	16,748	425	3,888	4,098
Provisions for restructuring and other charges, net of payments	(3,739)	(5)	(276)	(1,727)
Impairment charges	-	-	-	251,253
Write down of inventories to net realizable value	2,429	291	2,434	2,037
Write down of inventory step-up recorded for acquisitions	522	10,352	6,422	-
Non-cash charge for in-process research and development	-	8,000	-	-
Realized loss on derivative instruments	-	-	479	346
Loss (gain) on disposal of property and equipment	328	(109)	186	345
Deferred income taxes	1,847	280	3,056	2,321
Non-cash compensation charge (credit)	16,676	-	1,138	(4,160)
Changes in operating assets and liabilities excluding effects of acquisitions
Receivables	(5,793)	1,846	5,280	(607)
Inventories	(4,554)	888	95	(11,021)
Prepaid expenses and other	114	(408)	(344)	(565)
Accounts payable, accrued expenses and other liabilities	72,417	(84,076)	(9,082)	7,228
Settlement of stock-based liability award	-	-	(2,057)	(1,827)
Net cash provided by (used in) operating activities	34,729	(81,961)	26,833	8,218
Cash flows from investing activities:
Capital expenditures	(22,896)	(6,265)	(30,744)	(23,952)
Proceeds from sale of equipment	96	187	376	146
Acquisitions, net of cash acquired	(51,618)	(54)	(115)	-
Acquisition of Accellent Inc.	-	(796,720)	-	-
Other non-current assets	-	-	199	-
Net cash used in investing activities	(74,418)	(802,852)	(30,284)	(23,806)
Cash flows from financing activities:
Indebtedness
Proceeds from long-term debt	42,000	700,948	36,000	74,000
Principal payments on long-term debt	(3,190)	(408,594)	(37,067)	(54,063)
Repurchase of redeemable and convertible preferred stock	(30)	-	-	-
Repurchase of parent company common stock	-	-	(158)	-
Deferred financing fees	(951)	(24,012)	(1,417)	(1,657)
Capital contribution from parent	-	611,000	-	-
Proceeds from exercise of stock options	203	-	-	-
Net cash provided by (used in) financing activities	38,032	879,342	(2,642)	18,280
Effect of exchange rate changes in cash	(214)	7	170	250
Net (decrease) increase in cash and cash equivalents	(1,871)	(5,464)	(5,923)	2,942
Cash and cash equivalents, beginning of period	16,004	14,133	8,669	2,746
Cash and cash equivalents, end of period	$14,133	$8,669	$2,746	$5,688

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Consolidated Statements of Cash Flows - Continued
(In thousands)

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2005	2006	2007
Supplemental disclosure:
Cash paid for interest	$29,927	$9,899	$62,649	$63,120
Cash paid for income taxes	1,970	202	4,400	5,726
Supplemental disclosure of investing activities:
Cash paid for businesses acquired:
Working capital net of cash acquired of $2,032	3,817	-	-	-
Property, plant and equipment	12,098	-	-	-
Goodwill, intangible and other assets	35,561	-	-	-
Long-term liabilities	(1,820)	-	-	-
Change in accrued expenses for acquisitions related to earn out and expense payments	1,962	54	115	-
				-
Non-cash exchange of equity instruments in acquisition of Accellent Inc.	-	30,948
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with acquisitions	19,804	-
Leasehold improvements financed through long-term operating lease	392	-
Property, plant and equipment purchases included in accounts payable	3,105	3,087	1,164	151

The accompanying notes are an integral part of these financial statements.

ACCELLENT INC.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

Accellent Inc. was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") and Bain Capital ("Bain").  The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the "Merger").  The Merger and the consideration raised through debt and equity transactions are collectively referred to as the "Transaction."

The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Transaction.

The Company's accounting for the Transaction follows the requirements of Staff Accounting Bulletin ("SAB") 54, Topic 5-J, and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which require that purchase accounting treatment of the Transaction be "pushed down" to the Company resulting in the adjustment of all net assets to their respective fair values as of the Transaction date.

Although Accellent Inc. continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, the accompanying consolidated statements of operations, cash flows and stockholders equity are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the periods succeeding the Transaction, respectively.  The Company refers to the operations of Accellent Inc. and subsidiaries for both the Predecessor and Successor periods.

Nature of Operations

The Company is engaged in providing product development and design, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

During the fourth quarter of 2007 we re-aligned the Company into one operating segment to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three operating segments to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three operating segments met the segment aggregation criteria of paragraph 17 of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Major Customers and Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.  A significant portion of the Company's customer base is comprised of companies within the medical industry.  The Company does not require collateral from its customers.  For the twelve months ended December 31, 2007, 2006 and 2005, the Company's ten largest customers in the aggregate accounted for 57%, 59% and 62% of consolidated net sales, respectively.  Two customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2007 and three customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2006 and 2005.  Actual percentages of net sales for the three year period ended December 31, 2007 from all greater than 10% customers were as follows:

	Twelve Months Ended December 31,
	2005	2006	2007
Customer A	20%	18%	18%
Customer B	16%	11%	12%
Customer C	12%	14%	*

                *Less than 10%

Foreign Currency Translation

The Company has established manufacturing subsidiaries in Europe and Mexico.  The functional currency of each of these subsidiaries is the respective local currency.  Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates.  Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders equity.  Transaction gains and losses are included in other income (expense), net.  Currency transaction gains and losses included in operating results for the Successor periods ended December 31, 2007, 2006 and 2005, and the Predecessor period ended November 22, 2005 were not significant.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Cash and cash equivalents are carried at cost, which approximates fair value.

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

Property, Plant and Equipment

Property, plant and equipment consist of (in thousands):

	December 31,
	2006	2007
Land	$3,431	$3,405
Buildings	13,223	15,338
Machinery and equipment	100,846	113,676
Leasehold improvements	10,811	12,907
Computer equipment and software	10,486	14,780
Construction in progress	7,952	11,008
	146,749	171,114
LessAccumulated depreciation	(18,176)	(38,069)
Property, plant and equipment, net	$128,573	$133,045

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures which significantly increase the value of, or extend useful lives of plant and equipment, are capitalized, while replaced assets are retired when removed from service. Depreciation is calculated by the use of straight-line method over the estimated useful lives of depreciable assets.  Amortization of leasehold improvements is calculated by use of the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the leased asset. Useful lives of depreciable assets, by class, are as follows:

Successor
Buildings	20 years
Machinery and equipment	3 to 10 years
Leasehold improvements	2 to 10 years
Computer equipment and software	2 to 7 years

The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired.  Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, historical or projected operating or cash flow losses, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value.  Estimated fair value is generally based on projections of future cash flows.  Additionally, we analyze the remaining useful life of potential impaired assets and adjust these lives when appropriate.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings.  Capitalized interest in connection with constructing property and equipment was not significant.  Depreciation expense was $19.9 million, $17.0 million, $1.2 million, and $14.3 million for the years ended December 31, 2007 and 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of acquired businesses.  Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined based on the combination of discounted projected cash flows, comparable transactions and with the assistance of third party experts.  If the carrying amount, including goodwill, exceeds its fair value, additional impairment tests are performed to quantify the impairment, if any.  The amount of the impairment is based on the implied fair value of goodwill.  To determine the implied fair value of goodwill, the Company allocates the fair value to all of its assets and liabilities.  This allocation utilizes cash flow estimates and discount rates that reflect the risks associated with achieving future cash flows in order to determine the fair values of each asset and liability.  The excess of the fair value over the amounts assigned to the assets and liabilities equals the implied fair value of goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded.  The Company has elected October 31st as the annual impairment assessment date for its reporting unit, and will perform additional impairment tests when triggering events occur.

The Company has experienced an impairment of goodwill and other intangibles during the year ended December 31, 2007 (see Note 5).  The Company did not incur an impairment of goodwill during the year ended December 31, 2006, the Successor period from November 23, 2005 to December 31, 2005 or the Predecessor period from January 1, 2005 to November 22, 2005.

Other Intangible Assets

Other intangible assets primarily include developed technology and know how, customer contracts and the customer base obtained in connection with the acquisitions.  The valuations of these acquired assets were based on appraisals based on assumptions made by management using estimated future cash flows of the underlying business operations.  Amortization periods are as follows:

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

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Cost of sales related amortization	$3,406	$212	$2,024	$1,997
Selling, general and administrative related amortization	2,324	1,627	15,181	13,509
Total amortization reported	$5,730	$1,839	$17,205	$15,506

Deferred Financing Costs and Other Assets

Long term assets include $19.8 million and $21.8 million at December 31, 2007 and 2006, respectively, for deferred financing costs net of accumulated amortization of $7.5 million and $3.8 million at December 31, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value.  The Company does not use derivative instruments for trading or speculative purposes.  Changes in the fair value of derivative instruments for which the Company has not met the accounting requirements to apply hedge accounting, as well as the ineffective portion of designated hedges are recorded in earnings as other income (expense).  During the years ended December 31, 2007 and 2006, the Company recorded a net realized loss of $346,249 and $479,258, respectively, on derivative instruments.

Cash flow hedge designation is given to derivatives that hedge a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability.  Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as cash flow hedges to forecasted transactions.

The aggregate gain (loss) on hedging activities reported in total comprehensive loss at December 31, 2007 and 2006 was $(5.7) million and $1.6 million, respectively.  The fair value of the derivative designated as a cash flow hedge at December 31, 2007 and 2006 was $4.9 million and $1.1 million, respectively.  No tax effect has been recorded for the gain (loss) on hedging activities due to the operating losses incurred by the Company and the full valuation reserve recorded by the Company on its deferred tax assets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method in accounting for deferred taxes.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using the enacted tax rates.  Valuation allowances are provided when we do not believe it more likely than not the benefit of identified tax assets will be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a more likely than not recognition threshold and measurement attribute for financial statement recognition of an income tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million and was recorded to the beginning balance of accumulated deficit as of January 1, 2007.

Other Assets

The cost of obtaining financing has been deferred and is being amortized on a straight-line basis over the life of the associated obligations.  Additionally, the Company capitalizes and defers direct and incremental costs associated with proposed business combinations, primarily consisting of fees paid to outside legal counsel, accounting advisors and other third parties, related to due diligence performed on the target companies.  Upon the successful closure of an acquisition, the Company includes capitalized costs as part of the overall purchase price.  Deferred acquisition costs where the Company has determined that it is unlikely that the business combination will be completed are written off when such determination is made.  There were no such deferred costs related to uncompleted acquisitions on the Company's consolidated balance sheets at December 31, 2007 and 2006.

Other long-term assets include $19.8 million, and $21.8 million  at December 31, 2007 and 2006, respectively, for deferred financing costs, net of accumulated amortization of $7.5 million and  $3.8 million at December 31, 2007 and 2006 respectively.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004). "Share Based Payment," ("SFAS 123R"), using the modified prospective transition method.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock, performance-based awards, stock appreciation rights and employee share purchase plans. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model.  The Company has elected to use the graded attribution method to attribute costs over the requisite service period for awards with time vesting conditions and awards with performance conditions.  The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to tax effects of employee stock-based compensation, and to determine the subsequent impact of these tax effects on the APIC pool and consolidated statement of cash flows.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic value method in accounting for its stock option and award plans.  Accordingly, compensation expense was recorded only for certain stock options granted at exercise prices that were below the intrinsic value of the underlying common stock on the grant date and the granting of restricted stock.  Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been the pro forma amounts indicated below (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,
	2005	2005
Net loss as reported	$(82,313)	$(22,502)
Add total stock compensation expense, net of tax, included in net loss as reported	16,643	-
Less total stock compensation expense-fair value method net of tax	(24,200)	(345)
Pro forma net loss	$(89,870)	$(22,847)

The weighted average fair value of each option grant in the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005 was estimated to be $2.15 and $9.38, respectively.  The fair value was determined on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during each period as described below:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,
	2005	2005
Volatility	29.55%	29.36%
Risk free interest rate	4.23%	4.43%
Expected life in years	8	7.5
Dividend yield	0%	0%

Revenue Recognition

The Company records revenue in compliance with SAB 104, "Revenue Recognition," which requires that the following criteria are met prior to revenue recognition: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  The Company records revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service.  Revenue for product sold on consignment is recognized when the customer uses the product.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 96-1 ("SOP 96-1"), Environmental Remediation Liabilities.  In accordance with SOP 96-1, expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred.  Liabilities are recorded when environmental assessments are made of the requirement for remedial efforts is probable, and the costs can be reasonably estimated.  The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies.  The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.  As of December 31, 2007 and 2006 the Company had accrued environmental remediation liabilities of $3.6 million and $3.7 million, respectively.

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

●
The Company estimates the collectibility of accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends.

●
The Company records inventory at the lower of cost or net realizable value, which requires an analysis of future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero.

●
The Company accrues for costs to provide self insured benefits under workers compensation and employee health benefits programs.  With the assistance of third party workers compensation experts, the Company determines the accrual for workers compensation losses based on estimated costs to resolve each claim.  Self insured health benefits are accrued based on historical claims experience. The Company maintains insurance coverage to mitigate losses from catastrophic workers compensation or employee health benefit claims.

●
The Company accrues for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made.  Estimated remediation costs are based on the facts known at the current time including consultation with a third party environmental specialist and external legal counsel.

●
The Company makes certain assumptions in the calculation of the actuarial valuation of defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets.

●	The fair value of derivatives are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.
●
The Company evaluates the carrying value of goodwill, intangibles, and other long term assets for impairment at least annually and more often if considered necessary.  The evaluation includes estimate of future cash flows, discount rates and other factors.

●
The Company estimates income tax expenses in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company also assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, the Company establishes a valuation allowance.

Defined Benefit Pension Plans

On December 31, 2007, we adopted the measurement recognition provisions of FASB No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS) 158.  FASB 158 requires an employer to recognize the funded status of each of its defined pension and postretirement plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, we have included in other comprehensive income previously unrecognized actuarial losses under these plans.  Prior to the adoption of FASB 158, we recorded an amount known as the additional minimum liability to equity.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  For a further discussion of the FASB 158 adoption, see Note 7.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has adopted SFAS 157 as of January 1, 2008 without a material effect on our results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB No. 115," (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company has adopted SFAS 159 as of January 1, 2008 and has not elected to make changes as to the valuation methods in place as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

2.	Acquisition of Accellent Inc. by affiliates of KKR and Bain

As discussed in Note 1, the Merger was completed on November 22, 2005 and was financed by a combination of borrowings under the Company's new senior secured credit facility, the issuance of senior subordinated notes due 2013 and equity contributions from affiliates of KKR and Bain as well as equity contributions from management.  See Note 6 for a discussion of the Company's indebtedness.

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

Sources:
Secured credit facility	$400,000
Senior subordinated notes due 2013, net of discounts	300,948
Cash on hand	12,296
Accrued transaction costs	2,615
Equity contribution cash	611,000
Equity contribution non-cash	30,948
$1,357,807
Uses:
Payment consideration to stockholders	$796,720
Repay existing indebtedness	415,699
Converted share and option consideration	30,948
Transaction costs, including debt prepayment penalty of $29.9 million	114,440
$1,357,807

The intangible assets acquired included the Company's customer base and relationships, developed technology, in-process research and development as well as trademarks and trade names.  The most significant other intangible asset was the Company's customer base and relationships due to the significant amount of cash flow associated with this asset over a 15 year estimated life.   A portion of the purchase price was allocated to proprietary technology and in-process research and development. However, the Company's customers own a significant portion of the intellectual property associated with the products manufactured by the Company.  Approximately 10% of the Company's net sales are generated by proprietary technology. As a result, the portion of the purchase price allocated to technology based intangible assets and in-process research and development was not significant.   The excess of the purchase price over the net  tangible and identifiable intangible assets was recorded as goodwill.  The purchase price allocation in connection with the Transaction was as follows (in thousands):

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

The Company allocated $33.0 million to the Accellent trade name and trademark. The Company invests significant resources to develop the Accellent trademark and trade name. The Company has initiated external programs to build its brand name through the Accellent Advantage program which builds brand awareness of the Company's capabilities with senior management of the target customer base. The Company has also launched advertising programs in trade publications under its brand name, and opened the Accellent Idea Center, which provides design and engineering services to the target customer base. The legal registration of the Accellent trademark is complete in the United States, Canada and the European Union, and underway in China.  The Company intends to maintain the legal rights to our trademark indefinitely.  The Company has applied an indefinite life to the Accellent trademark and trade name based on its intent to use this intangible asset indefinitely. Therefore, in accordance with SFAS 142, the Accellent trademark and trade name intangible asset are not amortized until its useful life is no longer indefinite. The trademark and trade name intangible are tested for impairment annually, along with goodwill, or more frequently, if events or changes in circumstances suggest that the asset might be impaired.

Approximately $76.4 million of the total $847.2 million allocated to goodwill will be amortizable and deductible for tax purposes.  For tax purposes, the Merger was treated as a stock acquisition.  As a result, assets and liabilities were not adjusted to fair value for tax reporting purposes.  The tax goodwill of $76.4 million consists of tax basis goodwill that existed prior to the Merger, and has been carried over to the Successor Periods.

The Company allocated $8.0 million of the purchase price in the Transaction to in-process research and development ("IPR&D") projects that have not yet reached technological feasibility and have no future alternative use.  The amount allocated to IPR&D has been recorded as a merger cost in the Company's statement of operations for the Successor period from November 23, 2005 to December 31, 2005.  The Company's IPR&D projects focus on the utilization of new materials, including biomaterials, and new methods for fabricating metals, polyimide and other materials.  The valuation of each project was based on an income approach which discounts the future net cash flows attributable to each project to determine the current value.  Projects were broken into three categories:  Incremental, Platform and Breakthrough.   Incremental IPR&D is comprised of 14 individual projects which are estimated to be complete by 2009.  Costs to complete Incremental IPR&D were estimated to be $2.8 million as of the date of the Merger.  Costs to complete Incremental IPR&D are estimated to be $1.6 million at December 31, 2007.  Platform IPR&D is comprised of 13 individual projects which were estimated to be complete by 2009.  Costs to complete the Platform IPR&D were estimated to be $6.4 million as of the date of the Merger.  Costs to complete Platform IPR&D are estimated to be $4.5 million at December 31, 2007.  Breakthrough IPR&D is comprised of 4 individual projects which were estimated to be complete by 2010.  Costs to complete the Breakthrough IPR&D were estimated to be $4.0 million as of the date of the Merger.  Costs to complete Breakthrough IPR&D are estimated to be $4.1 million at December 31, 2007.

3.             Restructuring and Other Charges

In connection with the Transaction, the Company identified $0.4 million of costs associated with reductions in staffing levels which is comprised primarily of severance payments.  Severance payments relate to approximately 40 employees in manufacturing, selling and administration and were completed by the end of fiscal year 2007.  The costs of this restructuring plan reflected purchase accounting for the Transaction in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These estimated restructuring costs are subject to change based on the actual costs incurred.

The Company recognized $4.5 million of restructuring charges and acquisition integration costs during the twelve months ended December 31, 2005.  Restructuring charges included $1.3 million of severance costs and $2.4 million of other exit costs including costs to move production processes from five facilities that were closing to other production facilities of the Company.  In addition to the $3.7 million in restructuring charges, the Company incurred $0.8 million of costs for the integration of MedSource, which had been acquired on June 30, 2004, during the twelve months ended December 31, 2005.

The Company recognized $5.0 million of restructuring charges during 2006.  Restructuring charges included $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout the Company's manufacturing operations as certain operations were downsized and various administrative functions were consolidated, $1.0 million for the elimination of 18 corporate management positions in an effort to streamline the management structure, $0.7 million for the elimination of 317 manufacturing positions the Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that were closed to other existing facilities.

The Company recognized $0.7 million of restructuring charges during 2007 which consisted primarily of severance costs for the various cost reduction initiatives implemented during 2007.

The following table summarizes the recorded accruals (which are classified in "accrued expenses" other or other long-term liabilities as appropriate on the Company's consolidated balances sheets) and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance as of January 1, 2005	$7,764	$9,913	$17,677
Adjustment for change in estimate for previously recorded restructuring accruals	(1,478)	(2,888)	(4,366)
Elimination of positions in connection with the Merger	581	34	615
Restructuring and integration charges incurred	1,275	2,879	4,154
Less: cash payments	(4,513)	(3,381)	(7,894)
Balance November 22, 2005	3,629	6,557	10,186
Restructuring and integration charges incurred	61	250	311
Less: cash payments	(49)	(267)	(316)
Balance December 31, 2005	3,641	6,540	10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance December 31, 2006	1,737	191	1,928
Restructuring and integration charges incurred	706	23	729
Less: cash payments	(2,311)	(145)	(2,456)
Balance December 31, 2007	$132	$69	$201

The adjustment to restructuring accruals of $8.0 million recorded during the year ended December 31, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

The accrued restructuring charges at December 31, 2007 are expected to be paid during fiscal year 2008 and are therefore classified as current liabilities in our consolidated balance sheet as of December 31, 2007.

4.           Inventories

Inventories consisted of the following at December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007
Raw materials	$22,556	$22,229
Work in process	20,354	23,916
Finished goods	15,052	21,254
	$57,962	$67,399

In connection with the Transaction, inventories were recorded at fair value, resulting in a step-up of inventory of approximately $16.4 million.  This step-up of inventory was charged to cost of sales as the inventory was sold.  Cost of sales during the period November 23, 2005 to December 31, 2005 and the year ended December 31, 2006 includes $10.0 million and $6.4 million, respectively, from sales of this inventory.

5.	Goodwill and Other Intangible Assets

The Company experienced a decline in net orthopaedics sales during the fourth quarter of 2006.  Management initially expected this decline to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the orthopaedic market resulted in lower than planned orthopaedics sales, and an operating loss for this reporting unit.  In addition, the Company's quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in orthopaedics sales and operating profitability would take longer than originally anticipated.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144).

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets and the amount of the impairment.  We utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of the Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of the Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of the Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS 142, we tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  We determined the value of the Orthopaedic reporting unit using the assistance of a third party valuation specialist.  The fair value of the reporting unit was considered using both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  We recorded an impairment charge of $1.3 million for the second quarter of 2007 to revise the impairment charge to the final determined amount.

In connection with our annual goodwill impairment test, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007.  We determined the fair value of the Company using the assistance of a third party valuation specialist.  The fair value of the Company was considered using both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million recorded during the fourth quarter of 2007.

The following table summarizes the changes in goodwill (in thousands):

Balance January 1, 2006	$855,345
Purchase price adjustments	(8,132)
Balance December 31, 2006	847,213
Purchase price adjustments	(60)
Impairment charge	(217,299)
Balance December 31, 2007	$629,854

The purchase price adjustments for the years ended December 31, 2006 and 2007 relate primarily to changes in estimate for acquisition-related restructuring accruals.

Intangible assets as of December 31, 2007 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$4,233	$12,758
Customer contracts and relationships	197,575	30,289	167,286
Trade names and trademarks	29,400	-	29,400
	$243,966	$34,522	$209,444

Intangible assets as of December 31, 2006 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$17,200	$2,235	$14,965
Customer contracts and relationships	227,720	16,781	210,939
Trade names and trademarks	33,000	-	33,000
	$277,920	$19,016	$258,904

Intangible asset amortization expense was $15,505,815, $17,204,863, $1,838,915, and $5,729,683 for the year ended December 31, 2007, 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005, respectively. Estimated intangible asset amortization expense for each of the five succeeding years approximates $14.9 million.

6.           Debt

Debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2006	2007
Amended Credit Agreement:
Term loan, interest at 7.37% and 7.79% at December 31, 2006 and 2007, respectively	$396,000	$392,000
Revolving loan:
Interest at 9.50% at December 31, 2006 and 8.75% at December 31, 2007	3,000	5,000
Interest at 7.35% at December 31, 2007	-	22,000
Senior subordinated notes maturing December 1, 2013, interest at 10%	305,000	305,000
Financing of insurance premiums payable through 2008, interest at 6.5%	-	179
Capital lease obligations	21	8
Total debt	704,021	724,187
Lessunamortized discount on senior subordinated notes	(3,492)	(2,896)
Lesscurrent portion	(4,014)	(4,187)
Long term debt, excluding current portion	$696,515	$717,104

Annual minimum principal repayments are as follows (in thousands):

Fiscal year	Amount
2008	$4,187
2009	4,000
2010	4,000
2011	31,000
2012	376,000
Thereafter	305,000
Total debt	$724,187

Over the next four years, the principal payments will be $4.0 million per year plus 50% of the excess cash flow of the Company, as defined by the Agreement.  The Company does not expect to make an excess cash flow payment during 2008.  Interest expense, net, as presented in the statement of operations for period from January 1, 2005 to November 22, 2005, the period from November 22, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007 includes interest income of $70,389, $16,763, $192,365 and $228,312, respectively.

Amended Credit Agreement

On November 22, 2005, the Company entered into a new Credit Agreement (the "Credit Agreement") which included $400.0 million of term loans and up to $75.0 million available under the revolving credit facility.  The Credit Agreement was amended on April 27, 2007 (the "Amended Credit Agreement") to amend loan covenants and interest rates. The Amended Credit Agreement provides that up to $100.0 million of additional term loans may be incurred under the term facility, with the approval of participating lenders.  Outstanding borrowings bear interest at variable rates.  Interest is payable quarterly, or more frequently if an interest period of less than three months is selected by the Company.  Over the next four years, the principal payments on the term loan will be $4.0 million per year plus 50% of the excess cash flow of the Company, as defined by the Credit Agreement.  During the year ended December 31, 2007, the Company drew $74.0 million in revolving credit loans under the Amended Credit Agreement, and repaid $50.0 million in revolving credit loans.  The revolving credit portion of the Credit Agreement matures on November 22, 2011, and the term loan portion matures on November 22, 2012.  All unpaid amounts are due upon maturity.  As of December 31, 2007, and $5.9 million of the revolving credit facility was supporting the Company's letters of credit, leaving $42.1 million available.

The Company has the option to select borrowing rates for the Amended Credit Agreement at the Alternative Bank Rate (the "ABR"), as defined under the Amended Credit Agreement as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  The Amended Credit Agreement provides that for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases the Applicable Rate and commitment fees are as currently provided for in the original facility.  The Amendment also provides that for the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

Our debt agreements contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA ("Leverage Ratio") and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense ("Interest Coverage Ratio").  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.  At December 31, 2007, our Leverage Ratio was 8.26 versus a required maximum of 8.5.  The required maximum Leverage Ratio under our debt agreements adjusts down to 8.00 for the quarter ended December 31, 2008.  At December 31, 2007, our Interest Coverage Ratio was 1.37 versus a required minimum of 1.25.  The required minimum Interest Coverage Ratio adjusts up to 1.35 for the quarter ended December 31, 2008.

In connection with the amendment, the Company paid approximately $1.7 million of fees to the lenders under the facility, inclusive of reimbursement of lender expenses.  As these fees were paid to the lenders in connection with the modification of the Credit Agreement without reducing the related borrowing capacity, these costs were capitalized as deferred financing fees.

Borrowings under the Amended Credit Agreement have variable interest rates.  The Company has entered into interest rate swap and collar agreements to mitigate a portion of the exposure to changes in cash flows from movements in variable interest rates.  The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the year ended December 31, 2007, the Company recorded other comprehensive loss of $5,651,065 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $57,429 relating to the change in fair value for the ineffective portion of the interest rate swap.  The fair value of the interest rate swap liability at December 31, 2007 was $4,541,314.  The interest rate collar agreement does not qualify for designation as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the year ended December 31, 2007, the Company recorded other expense of $288,820 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at December 31, 2007 was $315,510.

Senior Subordinated Notes

On November 22, 2005, the Company issued $305.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") due December 1, 2013.  Interest is payable on the Notes on June 1st and December 1st of each year beginning June 1, 2006.

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

The Senior Subordinated Notes (the "Notes") contain an embedded derivative in the form of a change of control put option.  The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The change of control put option is clearly and closely related to the Notes and in accordance with  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is therefore not accounted for separately from the Notes.

7.             Employee Benefit Plans

Defined Benefit Pension Plans

The Company has pension plans covering employees at two facilities.  Benefits at one facility are provided at a fixed rate for each month of service.  The Company's funding policy is consistent with the minimum funding requirements of federal law and regulations.  Plan assets consist of cash equivalents, bonds and equity securities.  This plan was frozen in November 2006.  The Company's German facility has an unfunded frozen pension plan covering employees hired before 1993.

On December 31, 2007, the Company adopted the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plansan Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. The measurement date used in determining the projected benefit obligation was December 31, 2007, consistent with the plan sponsors fiscal year end.  The initial impact from adoption of the recognition provisions of the standard, included the recording of $513,219 of  unrecognized net actuarial gain which was recognized as a component of other accumulated comprehensive income. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $513,219.  The additional minimum pension liability as of December 31, 2006 was zero.  As of December 31, 2007 and 2006 the accumulated benefit obligation of the plan was $3.4 million and $3.4 million, respectively.

The change in projected benefit obligation is as follows (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Benefit obligation at beginning of period	$2,956	$3,033	$3,091	$3,383
Service cost	79	13	102	66
Interest cost	118	19	149	162
Actuarial loss (gain)	195	36	(108)	(385)
Currency translation adjustment	(252)		226	230
Benefits paid	(63)	(10)	(77)	(91)
Benefit obligation at end of period	$3,033	$3,091	$3,383	$3,365

The change in plan assets was as follows (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Fair value of plan assets at beginning of year	$856	$892	$897	$1,026
Actual return on plan assets	33	4	79	61
Employer contributions	40	5	96	17
Benefits paid	(37)	(4)	(46)	(52)
Fair value of plan assets at end of period	$892	$897	$1,026	$1,052

Reconciliation of the accrued benefit cost recognized in the financial statements was as follows (in thousands):

	December 31,
	2006	2007
Funded status	$(2,357)	$(2,313)
Unrecognized net actuarial gain	(111)	(531)
Accrued benefit obligation	(2,468)	(2,844)
Presented as Other long-term liabilities	(2,468)	(2,313)
Accumulated other comprehensive income	-	(531)
Total	$(2,468)	$(2,844)

As of December 31, 2007, there was $513,219 of accumulated unrecognized net actuarial gain, that has yet to be recognized in earnings as a component of net periodic benefit cost.  Of this amount we expect to recognize approximately $235,000 in earnings for amortization of net periodic benefit cost during the fiscal year ending December 31, 2008.

Components of net periodic benefit cost for periods ended are indicated below (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Service cost	$69	$11	$102	$66
Interest cost	114	18	149	162
Expected return of plan assets	(53)	(6)	(64)	(70)
Recognized net actuarial loss	22	3	-	-
	$152	$26	$187	$158

Assumptions for benefit obligations at December 31:

	2006	2007
Discount rate	4.75%	5.48%
Rate of compensation increase	3%	3%

Assumptions for net periodic benefit costs for the periods ended as indicated below:

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Discount rate	4.72%	4.72%	4.46%	5.45%
Expected long term return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

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

Estimated annual future benefit payments for the next 5 fiscal years are as follows:

Fiscal year	Amount
2008	$107,840
2009	107,264
2010	113,079
2011	119,356
2012	126,392
Five fiscal years thereafter	630,000

The fair value of pension plan assets have the following asset allocations, as of their measurement dates:

	December 31,
	2006	2007
Asset Category
Equity securities-domestic	61.1%	70.0%
Debt securities	38.5%	30.0%
Cash and other	0.4%	0.0%
Total	100.0%	100.0%

As of December 31, 2007, the Pension Plans target asset allocation was as follows:

Asset Class	Target Allocation %
Domestic equity	60.0%
Fixed income	40.0%

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets.  In addition to the broad asset allocation objective described above, the following policies apply to individual asset classes:

Fixed income investments are oriented toward investment grade securities rated "BBB" or higher. They are diversified among individual securities and sectors. The average maturity was 4.4 years as of December 31, 2007.

Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

401(k) and Other Plans

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company's Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan.  The employees contributions vest immediately, while the Company's contributions vest over a five-year period. The Company matches 50% of the employees contributions up to a maximum of 3% of the employees gross salary. The Company's contributions for matching totaled approximately $2.7 million, $1.7 million, $0.2 million, and $1.7 million for the years ended December 31, 2007, 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005, respectively.

The Company has a Supplemental Executive Retirement Pension Program (SERP) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $106,505, $28,591, $9,031, and $75,492 for the years ended December 31, 2007, 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005, respectively. The liability for the plan was $0.3 million, and $0.2 million as of December 31, 2007 and 2006, respectively, and was included in other long-term liabilities on the Company's consolidated balance sheets.

8.	Stock Award Plans

Successor

Certain employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the "2005 Equity Plan"), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant ("Time-Based"), or upon achievement of certain performance targets over a five-year period ("Performance-Based").  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or "Roll-Over" options, of Accellent Holdings Corp. The options have an exercise price of $1.25 per share.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS 123R until such options are exercised, forfeited, expired or settled.  During the twelve months ended December 31, 2007, the Company exercised its repurchase rights and acquired 945,901 Roll-Over options from terminating employees at a cost of $1,826,960.  As of December 31, 2007, the Company had 2,624,673 Roll-Over options outstanding at an aggregate fair value of $6,506,553, which is presented in other long-term liabilities.  During 2007 the Company modified the roll-over options for certain employees leaving the Company.  The modification extended the exercise period into 2008 and set any settlement obligation for these awards at $4.00 per share.  The options were exercised during the first quarter of 2008.  The table below summarizes the activity relating to the Roll-Over options during the twelve months ended December 31, 2007 amd 2006:

	2006		2007
	Amount of Liability (in thousands)	Roll-Over Shares Outstanding	Amount of Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1, 2006	$19,595	4,901,107	$16,814	4,305,358
Shares repurchased	(2,057)	(560,401)	(1,827)	(945,901)
Shares exercised	(177)	(35,348)	(3,056)	(734,784)
Mark to market adjustment of liability	(547)	-	(5,425)	-
Balance at December 31, 2007	$16,814	4,305,358	$6,506	2,624,673

    As of December 31, 2007 the remaining Roll-Over option liability based on the Black-Scholes option-pricing model for former and current employees is as follows (in thousnds):

	Amount of Liability	Roll-Over Shares Outstanding	Weighted Average Fair Value Per Share
Liability related to former employees	$4,910	1,776,469	$2.76
Liability related to current employees	1,596	848,204	1.88
	$6,506	2,624,673	$2.48

As of December 31, 2007 and December 31, 2006, the Roll-Over options have a fair value of $2.48 and $3.91 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of December 31, 2007	As of December 31, 2006
Expected term to exercise	2.86 years	4.3 years
Expected volatility	23.90%	27.74%
Risk-free rate	3.18%	4.79%
Dividend yield	0%	0%

Time-Based and Performance-Based options granted during the year ended December 31, 2007 have an exercise price of either $4.00 or $4.50 and a weighted average grant date fair value per option of $2.06.  Time-Based and Performance-Based options granted during the year ended December 31, 2006 have an exercise price of $5.00 and a weighted average grant date fair value per option of  $2.10,  based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected term to exercise	6.1 years	6.5 years
Expected volatility	30.19%	31.47%
Risk-free rate	4.82%	4.75%
Dividend yield	0%	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options includes an estimate of the fair value of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at December 31, and each stock option measurement date based on a variety of factors, including the Company's financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arms length sales of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock was $5.00 a share and $3.00 a share at December 31, 2006 and 2007 respectively.  Third party valuations are utilized periodically to validate assumptions made.

Expected term to exercise is based on the simplified method as provided by SAB 107.  The Company and its parent company have no historical volatility since their shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the options expected term.  The dividend yield assumption of 0% is based on the Company's history and expectation of not paying dividends on common shares.  The requisite service period is five years from date of grant.

The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable over the requisite service period of the award.  The Company has determined that the achievement of performance targets for all Performance-Based options is not probable at December 31, 2007.  If in the event that performance targets are achieved in future periods, the Company would be required to record stock-based compensation expense for the vested Performance-Based options once the achievement of performance targets becomes probable.

The Company's stock based compensation expense (benefit) for the year ended December 31, 2006 and 2007 results from the following:

	(in thousands)
	2006	2007
Roll-over option mark to market adjustment	$(547)	$(5,425)
Expense (benefit) recognized on options issued from the 2005 Equity Plan	1,685	(133)
Restricted stock vesting	-	48
	$1,138	$(5,510)

Stock based compensation expense (credit) is reported as follows:

	(in thousands)
	2006	2007
Cost of Sales	$71	$(203)
Selling, general and administrative	1,067	(5,307)
	$1,138	$(5,510)

Stock grant and option transactions during the year ending December 31, 2007 are as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at January 1, 2007	4,474,514	$5.00	4,305,358	$1.25
Granted	1,545,882	4.03	-	-
Exercised/ repurchased	-	-	(1,680,685)	1.25
Forfeited	(3,096,536)	5.00	-	-
Outstanding at December 31, 2007	2,923,860	4.49	2,624,673	1.25
Vested or expected to vest at December 31, 2007	1,461,930	5.00	2,624,673	1.25
Exercisable at December 31, 2007	235,440	$5.00	2,624,673	$1.25

As of December 31, 2007, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.3 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2007.

As of December 31, 2007, the weighted average remaining contractual life of the Roll-Over options was 4.4 years.  The aggregate intrinsic value of the Roll-Over options was $6.3 million as of December 31, 2007.  The total intrinsic value of Roll-Over options modified and expected to settle during 2008 was $4.9 million, or $2.76 per share.

As of December 31, 2007, the Company had approximately $1.8 million of unearned stock-based compensation expense that will be recognized over approximately 4.3 years based on the remaining weighted average vesting period of all outstanding stock options.

At December 31, 2007, 11,450,773 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the year ended December 31, 2007 the Company granted 130,000 shares of restricted stock at a grant date fair value of $4.00 per share.  The expense associated with the grants is being amortized over five years by which time they will be fully vested.  Non-cash compensation expense for restricted stock for the year ended December 31, 2007 was $48,667.  The shares vest on each anniversary of their grant.  At December 31, 2007 the shares are unvested.

The Predecessors stock based compensation plans were terminated in connection with the Transaction.

9.           Income Taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2007 and 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005 are as follows (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2005	2006	2007
Current
Federal	$-	$-	$-	$-
State	2,685	215	921	650
Foreign	1,285	(17)	1,330	2,420
Deferred	-	-	-	-
Federal	2,616	231	2,471	923
State	(770)	49	585	1,398
Total provision	$5,816	$478	$5,307	$5,391

Loss before income taxes included income from foreign operations of $9,671,000, $5,982,000, $966,000, and $5,644,000, for the years ended December 31, 2007 and 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded on the accompanying consolidated statements of operations for the years ended December 31 2007 and 2006, the period from November 23, 2005 to December 31, 2005, and the period from January 1, 2005 to November 22, 2005 are as follows (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22,	Period From November 23 to December 31,	Year ended December 31,	Year ended December 31,
	2005	2005	2006	2007
Tax benefit at statutory rate	$(26,773)	$(7,708)	$(4,638)	$(94,321)
Change in valuation allowance on deferred tax assets	29,116	5,176	9,922	17,735
State taxes, net of federal benefit	1,633	191	597	(1,969)
Foreign rate differential	(691)	(42)	(763)	(965)
Goodwill impairment	-	-	-	86,679
Stock options	-	-	-	(1,899)
Nondeductible Transaction costs	2,356	2,800	-	-
Other, net	175	61	189	131
Tax provision	$5,816	$478	$5,307	$5,391

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007
Deferred Tax Assets:
Operating loss and tax credit carryforwards	$90,710	$106,856
Environmental	1,320	1,338
Compensation	2,982	3,753
Inventory and accounts receivable reserves	5,569	4,930
Restructuring costs	682	106
Other	1,574	5,975
Total deferred tax asset	102,837	122,958

Deferred Tax Liabilities:
Depreciation	(11,198)	(13,160)
Intangibles	(64,855)	(67,689)
Total deferred tax liabilities	(76,053)	(80,849)
Valuation allowance	(42,073)	(59,808)

Total net deferred tax liability	$(15,289)	$(17,699)

The deferred tax liability of $17.7 million and $15.3 million at December 31, 2007 and 2006, respectively, is included in the Company's consolidated balance sheets within other long-term liabilities.

    The Company’s deferred income tax expense results primarily from the different book and tax treatment for goodwill.  For tax purposes, the Company has recorded goodwill when the structure of the underlying acquisition transaction is treated as a taxable asset acquisition rather than a taxable or tax free stock acquisition, or tax free asset acquisition and creates a deferred tax liability.  For tax purposes, goodwill acquired in a taxable asset transaction is subject to annual amortization, which reduces the tax basis of that goodwill.  Goodwill is not amortized for book purposes, which gives rise to a different book and tax basis for goodwill acquired in a taxable asset type acquisition.  The lower taxable basis of this goodwill would result in higher taxable income upon any future disposition of the underlying business.  A deferred tax liability is recorded to reflect the future incremental taxes from the book and tax basis difference that would be incurred upon a disposition of the underlying asset.  Because of the indefinite nature of goodwill, the Company does not offset its deferred tax assets against this deferred tax liability before recording the valuation allowance.

At December 31, 2007, the Company has net operating loss (“NOL”) carryforwards of $271.0 million expiring at various dates through 2027.  Approximately $218.4 million of these carryforwards were acquired in the Transaction.  All of the benefit from the use of the acquired loss carryforwards will be recorded to either a credit to additional paid in capital or goodwill.  If not utilized, these carryforwards will begin to expire in 2019.  Such losses are also subject to the requirements of Section 382, which in general provides that utilization of NOLs is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Such an ownership change occurred upon the consummation of the Transaction.  Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Transaction.  Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

    The Company's federal NOL carryforward for tax return purposes is $3.2 million greater than its federal NOL for financial reporting purposes due to unrealized excess tax benefits generated during 2006 and 2007, after the adoption of FAS 123R for share-based compensation awards.  The tax benefit of this loss would be recognized for financial statement purposes through additional paid-in capital in the period in which the tax benefit reduces income taxes payable

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2006 and 2007.  Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for a full valuation reserve.  If at a future date the Company determines that all or a portion of the valuation allowance is no longer deemed necessary, up to $218.4 million of the acquired net operating losses will be recorded as a reduction to goodwill.

The increase in the valuation allowance from $42.1 million at December 31, 2006 to $59.8 million at December 31, 2007 is primarily related to additional operating losses incurred for which the Company has provided a full valuation allowance and to a lesser extent, increases in favorable book and tax timing differences.  These increases were partially offset by adjustments to the beginning valuation allowance based on the actual tax returns filed by the Company for the year ended December 31, 2006 for the period from January 1, 2005 to November 22, 2005 and the period from November 23, 2005 to December 31, 2005.

As of December 31, 2007, the Company has not accrued deferred income taxes on $13.4 million of unremitted earnings from foreign subsidiaries as such earnings are expected to be reinvested outside of the U.S.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million and was recorded to the beginning balance of accumulated deficit as of January 1, 2007.  As of the date of adoption, the total amount of unrecognized tax benefits was $3.5 million, which if ultimately recognized, will reduce the Company’s annual effective tax rate prior to the adjustment for the Company’s valuation allowance.  As of December 31, 2007, the Company has disclosed additional uncertain tax positions associated with specific tax positions that only affect the measurement of the net operating loss.  Consequently, the federal and state net operating losses have been reduced by an additional $5.9 million with a corresponding adjustment to the valuation allowance.

    At December 31, 2007, the balance of unrecognized tax benefits had increased to approximately $9.4 million.  The December 31, 2007 balance of unrecognized tax benefits includes $3.5 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The change in unrecognized tax benefits for the 12 months ended December 31, 2007 is as follows (in thousands):

Balance, January 1, 2007	$3,450
Gross increases - tax positions in prior periods	5,614
Gross increases - tax positions in current period	676
Lapse of statute of limitations	(380)
Balance, December 31, 2007	$9,360

    The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense.  During the year ended December 31, 2007, the Company recorded income tax expense of approximatley $139,000 and $20,000 for interest and penalties, respectively.  The Company has accrued interest and penalties of  $372,000 and $175,000, respectively, relating to unrecognized tax benefits as of December 31, 2007.  During 2008 the Company estimates that approximately $216,000 of its unrecognized tax benefits will reverse.

    The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply.  With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities.  The Company evaluated tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions.  However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

10.	Capital Stock

The Company's Board of Directors has authorized an aggregate number of common shares for issuance equal to 1,000, $0.01 par value per share.  Accellent Acquisition Corp. owns 100% of the capital stock of the Company, and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

In connection with the Transaction, Accellent Holdings Corp. entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain (each a Sponsor Entity and together the Sponsor Entities) pursuant to which the Sponsor Entities are entitled to, at Accellent Holdings Corp.'s expense, certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

11.	Related-Party Transactions

Successor

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transaction and will receive an advisory fee of $1.0 million payable annually plus expenses, such amount to increase by 5% per year beginning October 1, 2006.  The management service agreement includes customary exculpation and indemnification provisions in favor of KKR.  During the period from November 23, 2005 to December 31, 2005, fiscal years 2006 and 2007, the Company incurred management fees of $0.1 million and $1.0 million and $1.1 million, respectively, from KKR.  As of December 31, 2007 and 2006, the Company owed KKR $0.5 million and $0.3 million, respectively, for unpaid management fees which are included in current accrued expenses on the consolidated balance sheets.  In addition Capstone Consulting LLC and certain of its affiliates ("KKR-Capstone") provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone. For the years ended December 31, 2006 and 2007, the Company incurred $1.9 million and $1.8 million, respectively, of integration consulting fees and expenses for the services of KKR-Capstone.  During 2007, the Company issued $1.4 million of common stock to partially settle it's obligation to KKR-Capstone.  As of December 31, 2007 the Company owed KKR-Capstone $0.4 million for unpaid consulting fees which are to be paid in common stock of AHC and are included in other long term liabilities on the consolidated balance sheet. As of December 31, 2006 the Company owed KKR-Capstone $0.5 million for unpaid consulting fees which are included in current accrued expenses on the consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the fiscal year ended December 31, 2007 totaled $4.1 million. At December 31, 2007, accounts receivable from Biomet aggregated $0.9 million.

Predecessor

The Company paid fees to KRG Capital Partners, LLC, which, as the general partner of the general partner of KRG/CMS L.P. beneficially owned a significant portion of the Company's stock prior to the Transaction. During the period from January 1, 2005 to November 22, 2005, the Company expensed KRG management fees, plus expenses of $0.5 million.  Additionally, the Company incurred KRG transaction related fees, plus expenses, of $3.6 million from January 1, 2005 to November 22, 2005.  The transaction related fees for the period from January 1, 2005 to November 22, 2005 are included in the Company's statement of operations as merger related costs.  The transaction related fees for the year ended December 31, 2004 were included as a part of the cost of the related acquisitions.

DLJ Merchant Banking Partners III, L.P., and certain related funds including DLJ Merchant Banking III, Inc., owned a significant portion of the Company's stock prior to the Transaction. During the period from January 1, 2005 to November 22, 2005 the Company expensed management fees, plus expenses of $0.4 million DLJ Merchant Banking III, Inc.  During the period from January 1, 2005 to November 22, 2005, the Company incurred transaction related fees, plus expenses of $3.2 million which are included in the Company's statement of operations as merger related costs.

12.	Environmental Matters

On July 23, 2007, we were notified by the Citizens for Pennsylvania's Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water ("PAW") announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleges violations related to the emission of trichloroethylene ("TCE") by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit.  We believe that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any related litigation.

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

At December 31, 2007 and 2006, the Company had a long-term liability of $3.6 million and $3.7 million, respectively, primarily related to the Collegeville remediation.  The Company has prepared estimates of its potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future. The clean up of identified environmental matters is not expected to have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on consolidated financial results for a particular reporting period.  Also, in anticipation of proposed changes to air emission regulations, the Company is incorporating new air emission control technologies at one of its manufacturing sites which use a regulated substance.   The Company estimates that it will incur $1.0 million of capital expenditures of which $0.6 million was incurred in 2007 and the remainder will be incurred in 2008 to implement the new air emission control technologies.

13.	Fair value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and third party estimates; however, considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

●	Cash and cash equivalents, accounts receivable and accounts payable-The carrying amounts of these items are a reasonable estimate of their fair values.

●
Borrowings under the Amended Credit Agreement-Borrowings under the Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

●	The fair value of the Company's interest rate swap and collar agreement has been determined using structured valuation models and are carried at fair value.

●
 Borrowings under the Senior Subordinated Notes-2013-Borrowings under the Senior Subordinated Notes-2013 have a fixed rate. The Company intends to carry the Notes until their maturity.  At December 31, 2007, the fair value of the Senior Subordinated Notes-2012, based on quoted market for them, was 80% or $244 million compared to the carrying value of $305 million.

14.	Business Segments

For the twelve months ended December 31, 2007 approximately 95% of our sales were derived from the medical device customers with the remaining 5% being derived from other industrial customers.

The following table presents net sales by country or geographic region based on the location of the customer for the period from January 1, 2005 to November 22, 2005, the period from November 23, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007 (in thousands):

	Predecessor	Successor
	Period From January 1 to November 22	Period From November 23 to December 31	Year Ended December 31,	Year Ended December 31,
	2005	2005	2006	2007
Net sales:
United States	$348,099	$40,756	$406,528	$396,407
Ireland	20,525	2,772	19,255	26,000
Germany	12,325	1,505	17,106	20,601
Sweden	100	7	4,351	1,519
Netherlands	6,750	461	4,099	3,078
United Kingdom	3,041	656	3,658	5,322
France	3,057	124	3,768	3,968
Other Western Europe	4,875	612	4,529	2,244
Asia Pacific	1,902	788	2,281	2,694
Eastern Europe	1,085	509	1,263	3,740
Central and South America	8,966	1,030	6,912	5,513
Other	1,009	192	384	595
Total	$411,734	$49,412	$474,134	$471,681

The following table presents long-lived assets based on the location of the asset (in thousands):

	December 31,
	2006	2007
Long lived assets:
United States	$1,246,583	$981,515
United Kingdom	626	563
Germany	2,370	3,507
Ireland	5,582	6,735
Mexico	3,562	1,027
Total	$1,258,723	$993,347

The table above includes goodwill and intangibles and other assets of $1,130,150 and $839,298 in 2006 and 2007, respectively which are included in U.S. long-lived assets.

15.           Commitments and Contingencies

The Company is obligated on various lease agreements for office space, automobiles, manufacturing facilities and equipment, expiring through 2021, which are accounted for as operating leases.

Aggregate rental expense for the years ended December 31, 2007, 2006, the period from November 23, 2005 to December 31, 2005 and the period from January 1, 2005 to November 22, 2005 was $7,204,230, $7,181,545, $883,660 and $6,616,672, respectively.  The future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2008	$6,311
2009	6,200
2010	5,954
2011	5,723
2012	5,272
Thereafter	14,936
Total	$44,396

The Company is involved in various legal proceedings in the ordinary course of business including the environmental matters described in Note 12. In the opinion of management, after consultation with legal counsel, the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or results of operations or cash flows.

The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices not in excess of current market prices.

16.           Supplemental Guarantor Condensed Consolidating Financial Statements

On November 22, 2005, the Company issued $305,000,000 in principal amount of 10 1/2% Senior Subordinated Notes due 2013. In connection with the issuance, all of its 100% owned domestic subsidiaries (the "Subsidiary Guarantors") have guaranteed on a joint and several, full and unconditional basis, the repayment of the indebtedness. Certain foreign subsidiaries (the "Non-Guarantor Subsidiaries") have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company ("Parent"), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2007 and December 31, 2006 and the condensed consolidating statements of operations and cash flows for fiscal years 2007 and 2006, the 2005 Successor Period, and the 2005 Predecessor Period.

Condensed Consolidating Balance Sheets - Successor
December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries		Eliminations		Consolidated
Cash and cash equivalents	$-	$3,976		$1,712		$-	$5,688
Receivables, net	-	47,277		3,723		(39)	50,961
Inventories	-	63,733		3,666		-	67,399
Prepaid expenses and other	-	4,728		243		-	4,971
Total current assets	-	119,714		9,344		(39)	129,019
Property, plant and equipment, net	-	121,905		11,140		-	133,045
Intercompany receivable	-	19,451		7,695		(27,146)	-
Investment in subsidiaries	218,869	22,258		-		(241,127)	-
Goodwill	629,854	-		-		-	629,854
Intangibles, net	209,444	-		-		-	209,444
Deferred financing costs and other assets	19,758	1,117		128		-	21,003
Total assets	$1,077,925	$284,445		$28,307		$(268,312)	$1,122,365
Current portion of long-term debt	$4,000	$187	$		$		$4,187
Accounts payable	-	22,082		1,440		49	23,571
Accrued liabilities	5,600	18,226		2,442			26,268
Total current liabilities	9,600	40,495		3,882		49	54,026
Note payable and long-term debt	744,248	-		-		(27,234)	717,014
Other long-term liabilities	12,082	25,081		2,167			39,330
Total liabilities	765,930	65,556		6,049		(27,185)	810,370
Equity	311,995	218,869		22,258		(241,127)	311,995
Total liabilities and equity	$1,077,925	$284,445		$28,307		$(268,312)	$1,122,365

Condensed Consolidating Balance Sheets - Successor
December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$693	$2,053	$-	$2,746
Receivables, net	-	47,837	2,195	(38)	49,994
Inventories	-	54,927	3,035	-	57,962
Prepaid expenses and other	117	3,901	151	-	4,169
Total current assets	117	107,358	7,434	(38)	114,871
Property, plant and equipment, net		119,692	8,881	-	128,573
Intercompany receivable	21,628	101,548	5,080	(128,256)	-
Investment in subsidiaries	147,694	15,478	-	(163,172)	-
Goodwill	847,213	-	-	-	847,213
Other intangibles assets, net	258,904	-	-	-	258,904
Deferred financing costs and other assets, net	22,855	1,078	100	-	24,033
Total assets	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594
Current portion of long-term debt	$4,000	$14	$-	$-	$4,014
Accounts payable	7	18,929	1,440	(38)	20,338
Accrued liabilities	(5,390)	30,355	2,297	-	27,262
Total current liabilities	(1,383)	49,298	3,737	(38)	51,614
Note payable and long-term debt	696,508	7	-	-	696,515
Other long-term liabilities	17,026	148,155	2,280	(128,256)	39,205
Total liabilities	712,151	197,460	6,017	(128,294)	787,334
Equity	586,260	147,694	15,478	(163,172)	586,260
Total liabilities and equity	$1,298,411	$345,154	$21,495	$(291,466)	$1,373,594

Condensed Consolidating Statements of Operations - Successor
For The Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$443,495	$28,918	$(732)	$471,681
Cost of sales	-	332,641	18,020	(732)	349,929
Selling, general and administrative expenses	120	49,639	2,695	-	52,454
Research and development expenses	-	2,058	507	-	2,565
Merger related costs	-	(67)	-	-	(67)
Restructuring and other charges	-	729	-	-	729
Amortization of intangibles assets	15,506	-	-	-	15,506
Impairment of goodwill and other intangible assets	251,253	-	-	-	251,253
(Loss) income from operations	(266,879)	58,495	7,696	-	(200,688)
Interest (expense) income	(67,343)	(36)	12	-	(67,367)
Other expense income	(347)	(1,009)	(79)	-	(1,435)
Equity in earnings of affiliates	59,688	5,881	-	(65,569)	-
Income tax expense	-	3,643	1,748	-	5,391
Net (loss) income	$(274,881)	$59,688	$5,881	$(65,569)	$(274,881)

Condensed Consolidating Statements of Operations - Successor
Year Ended December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$453,812	$20,776	$(454)	$474,134
Cost of sales	6,421	317,991	13,085	(454)	337,043
Selling, general and administrative expenses	133	55,929	2,396	-	58,458
Research and development expenses	-	3,205	402	-	3,607
Restructuring and other charges	-	5,008	-	-	5,008
Amortization of intangibles assets	17,205	-	-	-	17,205
(Loss) income from operations	(23,759)	71,679	4,893	-	52,813
Interest (expense) income	(65,330)	(8)	-	-	(65,338)
Other income expense income	79	(973)	167	-	(727)
Equity in earnings of affiliates	70,451	3,997	-	(74,448)	-
Income tax expense	-	4,244	1,063	-	5,307
Net (loss) income	$(18,559)	$70,451	$3,997	$(74,448)	$(18,559)

Condensed Consolidating Statements of Operations - Successor
Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$47,437	$2,035	$(60)	$49,412
Cost of sales	10,024	33,406	1,163	(60)	44,533
Selling, general and administrative expenses	-	7,094	204	-	7,298
Research and development expenses	-	309	43	-	352
Restructuring and other charges	-	303	8	-	311
Merger related costs	8,000	-	-	-	8,000
Amortization of intangibles	1,273	566	-	-	1,839
Income (loss) from operations	(19,297)	5,759	617	-	(12,921)
Interest (expense) income	(9,287)	(14)	-	-	(9,301)
Other (expense) income	-	(170)	368	-	198
Equity in earnings of affiliates	6,082	1,090	-	(7,172)	-
Income tax expense (benefit)	-	583	(105)	-	478
Net income (loss)	$(22,502)	$6,082	$1,090	$(7,172)	$(22,502)

Condensed Consolidating Statements of Operations - Predecessor
Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$395,172	$17,039	$(477)	$411,734
Cost of sales	-	273,361	10,145	(477)	283,029
Selling, general and administrative expenses	13,840	55,572	2,108	-	71,520
Research and development expenses	-	2,342	313	-	2,655
Restructuring and other charges	-	4,009	145	-	4,154
Merger related costs	-	47,925	-	-	47,925
Amortization of intangibles	-	5,730	-	-	5,730
Income from operations	(13,840)	6,233	4,328	-	(3,279)
Interest (expense) income	-	(43,227)	(6)	-	(43,233)
Other (expense) income	-	(30,280)	295	-	(29,985)
Equity in earnings (losses) of affiliates	(68,473)	3,245	-	65,228	-
Income tax expense	-	4,444	1,372	-	5,816
Net income (loss)	$(82,313)	$(68,473)	$3,245	$65,228	$(82,313)

Condensed Consolidating Statements of Cash Flows - Successor
Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(67,745)	$69,484	$6,479	$-	$8,218
Cash flows from investing activities:
Capital expenditures	(151)	(20,870)	(2,931)	-	(23,952)
Proceeds form sale of equipment	-	142	4	-	146
Net cash used in investing activities	(151)	(20,728)	(2,927)	-	(23,806)
Cash flows from financing activities:
Borrowings	74,000	-	-	-	74,000
Repayments	(54,230)	167	-	-	(54,063)
Deferred financing fees	(1,657)	-	-	-	(1,657)
Intercompany advances	49,783	(45,651)	(4,132)	-	-
Cash flows provided by (used for) financing activities	67,896	(45,484)	(4,132)	-	18,280
Effect of exchange rate changes in cash	-	11	239	-	250
Net increase (decrease) in cash and cash equivalents	-	3,283	(341)	-	2,942
Cash and cash equivalents, beginning of year	-	693	2,053	-	2,746
Cash and cash equivalents, end of year	$-	$3,976	$1,712	$-	$5,688

Condensed Consolidating Statements of Cash Flows - Successor
For The Year Ending December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(51,043)	$72,250	$5,626	$-	$26,833
Cash flows from investing activities:
Capital expenditures	-	(27,685)	(3,059)	-	(30,744)
Proceeds form sale of equipment	-	359	17	-	376
Acquisition of Business	-	(115)	-	-	(115)
Other non-current assets	-	199	-	-	199
Net cash used in investing activities	-	(27,242)	(3,042)	-	(30,284)
Cash flows from financing activities:
Proceeds from long term debt	36,000	-	-	-	36,000
Principal payments on long term debt	(37,000)	(67)	-	-	(37,067)
Repurchase of parent company common stock	(158)	-	-	-	(158)
Deferred financing fees	(1,417)	-	-	-	(1,417)
Intercompany receipts (advances)	53,618	(51,121)	(2,497)	-	-
Cash flows provided by (used in) financing activities	51,043	(51,188)	(2,497)	-	(2,642)
Effect of exchange rate changes in cash	-	60	110	-	170
Net (decrease) increase in cash and cash equivalents	-	(6,120)	197	-	(5,923)
Cash and cash equivalents, beginning of year	-	6,813	1,856	-	8,669
Cash and cash equivalents, end of year	$-	$693	$2,053	$-	$2,746

Condensed Consolidating Statements of Cash Flows - Successor
Period from November 23, 2005 to December 31, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(7,224)	$(76,335)	$1,598	$-	$(81,961)
Cash flows from investing activities:
Capital expenditures	-	(6,110)	(155)	-	(6,265)
Transferred assets	-	285	(285)	-	-
Proceeds form sale of equipment	-	187	-	-	187
Acquisitions, net of cash acquired	-	(54)	-	-	(54)
Acquisition of Accellent Inc.	(796,720)	-	-	-	(796,720)
Net cash used in investing activities	(796,720)	(5,692)	(440)	-	(802,852)
Cash flows from financing activities:
Borrowings	700,948	-	-	-	700,948
Repayments	-	(408,594)	-	-	(408,594)
Deferred financing fees	(24,004)	(8)	-	-	(24,012)
Capital contribution from parent	611,000	-	-	-	611,000
Intercompany advances	(484,000)	484,615	(615)	-	-
Cash flows provided by (used for) financing activities	803,944	76,013	(615)	-	879,342
Effect of exchange rate changes in cash	-	(2)	9	-	7
Net increase (decrease) in cash and cash equivalents	-	(6,016)	552	-	(5,464)
Cash and cash equivalents, beginning of year	-	12,829	1,304	-	14,133
Cash and cash equivalents, end of year	$-	$6,813	$1,856	$-	$8,669

Condensed Consolidating Statements of Cash Flows - Predecessor
Period from January 1, 2005 to November 22, 2005 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$3,552	$27,555	$3,622	$-	$34,729
Cash flows from investing activities:
Capital expenditures	-	(21,745)	(1,151)	-	(22,896)
Transferred assets	-	201	(201)	-	-
Proceeds form sale of equipment	-	96	-	-	96
Acquisitions, net of cash acquired	-	(51,618)	-	-	(51,618)
Net cash used in investing activities	-	(73,066)	(1,352)	-	(74,418)
Cash flows from financing activities:					-
Borrowings	-	42,000	-	-	42,000
Repayments	-	(3,190)	-	-	(3,190)
Repurchase of redeemable and convertible preferred stock	(30)	-	-	-	(30)
Deferred financing fees	-	(951)	-	-	(951)
Proceeds from exercise of stock options	203	-	-	-	203
Intercompany advances	(3,725)	5,852	(2,127)	-	-
Cash flows provided by (used for) financing activities	(3,552)	43,711	(2,127)	-	38,032
Effect of exchange rate changes in cash	-	(76)	(138)	-	(214)
Net increase (decrease) in cash and cash equivalents	-	(1,876)	5	-	(1,871)
Cash and cash equivalents, beginning of year	-	14,705	1,299	-	16,004
Cash and cash equivalents, end of year	$-	$12,829	$1,304	$-	$14,133

ACCELLENT INC.
SCHEDULE IIVALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2007 and 2006  and Successor Period From November 23, 2005 to December 31, 2005
 ($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
December 31, 2007	$851	$(64)	$-	$(219)	$568
December 31, 2006	$545	$385	$-	$(79)	$851
December 31, 2005	$982	$(58)	$-	$(379)	$545

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
December 31, 2007	$1,062	$6,548	$-	$(6,966)	$644
December 31, 2006	$952	$10,901	$-	$(10,791)	$1,062
December 31, 2005	$1,226	$764	$-	$(1,038)	$952

For the Predecessor Period From January 1, 2005 to November 22, 2005
($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other (a)	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
November 22, 2005	$2,066	$(216)	$26	$(894)	$982

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
November 22, 2005	$843	$8,506	$-	$(8,123)	$1,226

(a)
Other amounts for the period from January 1, 2005 to November 22, 2005 include the reserve balances acquired from MTG and Campbell of $43,227, which was offset partially by translation of reserve balances from foreign subsidiaries of $16,848.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.'s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2
Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.'s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1
Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.'s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1
Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2
Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.1
Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2
Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.'s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3
Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4
Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.5
Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.'s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*
2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7
Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.8*
Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*
Form of Management Stockholders Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*
Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11
Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12
Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13
Stockholders Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.14
Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc. (incorporated by reference to Exhibit 10.2 to Accellent Corp.'s Quarterly Report on Form 10-Q, filed on November 1, 2005  (file number 333-118675)).

10.15
Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.'s Current Report on Form 8-K, filed on April 28, 2004 (file number 000-49702)).

10.16
Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.17*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.'s Registration Statement on Form S-1, filed on February 14, 2001)

10.18*
Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.'s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.19*
Accellent Holdings Corp. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.'s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.20*
Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.3 of Accellent Corp.'s Registration Statement on Form S-4, filed on August 30, 2004 (file number 333-118675)).

10.21*
Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher (incorporated by reference to Exhibit 10.8.2 of Accellent Corp.'s Registration Statement on Form S-4, filed on August 30, 2004 (file number 333-118675)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22*
Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.'s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.23*
Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.'s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.24*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby

10.25*
Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.'s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.26*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman

10.27*	Employment Agreement, dated September 20, 2005, between Accellent Corp. and Michael Hassman

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.'s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*           Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.