Form 10-Q
period 2008-03-31
ACCELLENT INC
filed 2008-05-15
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 333-130470

Accellent Inc.
(Exact name of registrant as specified in its charter)

Maryland	84-1507827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Fordham Road
Wilmington, Massachusetts	01887
(Address of registrant’s principal executive offices)	(Zip code)

(978) 570-6900
Registrant’s telephone tumber, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

As of May 15, 2008, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,657	$5,688
Accounts receivable, net of allowances of $1,364 and $1,212, respectively	63,200	50,961
Inventories	69,289	67,399
Prepaid expenses and other current assets	4,235	4,971
Total current assets	144,381	129,019
Property and equipment, net	132,251	133,045
Goodwill	629,854	629,854
Intangibles, net	205,710	209,444
Deferred financing costs and other assets	20,080	21,003
Total assets	$1,132,276	$1,122,365

Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,116	$4,187
Accounts payable	27,383	23,571
Accrued payroll and benefits	10,378	8,442
Accrued interest	13,281	5,615
Accrued income taxes	2,709	772
Accrued expenses	12,592	11,439
Total current liabilities	70,459	54,026

Notes payable and long-term debt	716,153	717,014
Other long-term liabilities	40,927	39,330
Total liabilities	827,539	810,370

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	632,137	628,368
Accumulated other comprehensive income	(3,237)	78
Accumulated deficit	(324,163)	(316,451)
Total stockholder’s equity	304,737	311,995
Total liabilities and stockholder’s equity	$1,132,276	$1,122,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$128,967	$111,483
Cost of sales (exclusive of amortization)	94,817	80,344
Gross profit	34,150	31,139

Selling, general and administrative expenses	14,502	12,489
Research and development expenses	751	740
Restructuring charges	1,583	672
Amortization of intangibles	3,735	4,301
Impairment of goodwill and other intangible assets	—	81,053
Income (loss) from operations	13,579	(68,116)

Interest expense, net	(17,047)	(16,157)
Loss on derivative instruments	(878)	(84)
Other (expense) income	(614)	21
Loss before income taxes	(4,960)	(84,336)

Provision for income taxes	(2,752)	(1,412)
Net loss	$(7,712)	$(85,748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(in thousands)

	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(7,712)	$(85,748)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,660	9,053
Amortization of debt discounts and non-cash interest expense	1,049	972
Impairment charge	—	81,053
Deferred income taxes	790	701
Stock-based compensation (benefit) expense	719	(1,396)
Loss on derivative instruments	878	84
Loss (gain) on disposal of assets	4	(62)
Changes in operating assets and liabilities:
Accounts receivable	(11,995)	(2,179)
Inventories	(1,597)	(4,481)
Prepaid expenses and other	750	140
Accounts payable and accrued expenses	16,087	10,680
Settlement of stock based liability awards	-	(155)
Net cash provided by operating activities	7,633	8,662

Cash flows from investing activities:
Purchase of property and equipment	(2,877)	(6,311)
Proceeds from sale of assets	12	104
Net cash used in investing activities	(2,865)	(6,207)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	13,000
Principal payments on long-term debt	(17,058)	(9,004)
Repurchase of parent company stock	(1,898)	-
Net cash (used in) provided by financing activities	(2,956)	3,996

Effect of exchange rate changes on cash and cash equivalents	157	12

Increase in cash and cash equivalents	1,969	6,463
Cash and cash equivalents, beginning of period	5,688	2,746
Cash and cash equivalents, end of period	$7,657	$9,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,386	$7,107
Cash paid for income taxes	274	379
Property and equipment purchases included in accounts payable	1,526	1,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”).  All intercompany transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair presentation of the Company’s consolidated results of operations and its consolidated financial position as of and for the interim periods presented.  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

Nature of Operations

The Company provides product development and design services, custom manufacturing of components, assembly of finished devices and supply chain management services primarily for the medical device industry. The Company derives revenue from sales in both domestic and foreign markets.

In November 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer service functions into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized as three operating segments to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three operating segments met the segment aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk.  The adoption of SFAS 161 is required for interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51.” These standards change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changes the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent reporting periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and reported as a component of equity. These standards will become effective for the Company in the first quarter of fiscal year 2009. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but its effect will be dependent upon acquisitions subsequent to the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company adopted SFAS 159 effective January 1, 2008 and has not elected to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption or for any financial instruments entered into during the quarter ended March 31, 2008.

On December 31, 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income (loss), and to recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  Prior to the adoption of SFAS 158, we recorded an amount known as the additional minimum liability to equity.  Upon adoption of the recognition provisions of SFAS 158, the measurement date used in determining the projected benefit obligation was December 31, 2007, consistent with the plan sponsors fiscal year end.  The impact from adoption of the recognition provisions of the standard included the recording of $513,219 of  unrecognized net actuarial gain which was recognized as a component of other accumulated comprehensive income. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $513,219.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non financial assets and non financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the financial statements as of March 31, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.  See Note 12.

2.  Intangible Assets
The Company has elected October 31st as the annual impairment assessment date for its reporting unit, and will perform additional impairment tests when triggering events occur.  No triggering events have occurred during 2008.

During the fourth quarter of 2007 we re-aligned the Company into one operating segment to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment.  Prior to this re-alignment we had been organized into three operating segments to serve our primary target markets: cardiology, endoscopy and orthopaedic, which also represented three reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangibles,” (“SFAS 142”).

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to its assets were below their respective carrying values.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we then determined the fair value of these intangible assets to be below their respective carrying values.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS No. 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method, and the assistance of a third party valuation specialist.  The fair value of the Trademark was determined to be $18.6 million.  The carrying value of the Trademark was $20.9 million, resulting in an impairment charge of $2.3 million.

The Company reports all amortization expense related to intangible assets on a separate line of its condensed consolidate statement of operations.  For the three months ended March 31, 2008 and 2007, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007

Cost of sales	$497	$506
Selling, general and administrative	3,238	3,795
Total amortization	$3,735	$4,301

3.  Stock-Based Compensation

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within a 10 year term.  Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”).  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. (“AHC”) upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

                As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of AHC.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS No. 123R, “Share Based Payment” (SFAS 123R), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value.  During the three months ended March 31, 2008, the carrying  value of the Roll-Over option liability decreased by $5.0 million due primarily to the exercise and settlement of certain options awards by terminating employees.  As a result of the exercise of Roll-Over options during the three months ended March 31, 2008, the Company was required to repurchase 1,029,763 shares at a cost of $1,898,464 to allow former employees to satisfy tax obligations.  The non-cash share repurchases were net settled with the employees.  As of March 31, 2008, the Company had 765,984 Roll-Over options outstanding at an aggregate fair value of $1,515,498 which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2008:

	Amount of Liability	Roll-Over Shares Activity
Balance at January 1, 2008	$6,506,553	2,624,673
Shares repurchased	(1,898,464)	(1,029,763)
Shares exercised	(2,986,826)	(746,706)
Shares forfeited	(143,885)	(82,220)
Fair value adjustment of liability	38,120	—
Balance at March 31, 2008	$1,515,498	765,984

The Company’s Roll-Over options have an exercise price of $1.25 and had a fair value of $5.00 as of the date of the Transaction.  As of March 31, 2008 and December 31, 2007, the Roll-Over options had a fair value of $1.98 and $2.48, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	March 31, 2008	December 31, 2007
Expected term to exercise	2.7 years	3.2 years
Expected volatility	24.41%	23.90%
Risk-free rate	2.47%	3.12%
Dividend yield	0%	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based, and Performance-Based options includes an estimate of the fair value of AHC common stock.  The fair value of AHC common stock has been determined by the Board of Directors of AHC at each stock measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of AHC common stock.  Third party valuations are utilized periodically to validate assumptions made.

Expected term to exercise is based on the simplified method as provided by SAB No. 110 “Share Based Payment,” (“SAB 110”).  The Company and its parent company have no historical volatility since their shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the option’s expected term.  The dividend yield assumption of 0% is based on the Company’s history of not paying dividends on common shares.  The requisite service period is five years from date of grant.

For the three months ended March 31, 2008, the Company recorded employee stock-based compensation expense of $65,655 including a $23,872 credit recorded to cost of sales relating to time-based options and a $89,527 charge recorded to selling, general and administrative expenses primarily related to restricted stock awards.  In addition, the Company recorded $209,000 of stock-based compensation charges to selling, general and administrative expenses for executive bonuses to be paid in stock.  The Company records employee stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for each award than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.

Stock option transaction activity during the three months ended March 31, 2008 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at January 1, 2008	2,923,860	$4.08	2,624,673	$1.25
Granted	2,600,000	3.00	—	—
Exercised/ repurchased	—	—	(1,776,469)	1.25
Forfeited	(243,720)	4.87	(82,220)	—
Outstanding at March 31, 2008	5,280,140	$3.51	765,984	$1.25
Exercisable at March 31, 2008	207,602	$5.00	765,984	$1.25

As of March 31, 2008, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 5.9 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of March 31, 2008.

As of March 31, 2008, the weighted average remaining contractual life of the Roll-Over options was 2.7 years.  The aggregate intrinsic value of the Roll-Over options was $1.3 million as of March 31, 2008.  The total intrinsic value of Roll-Over options settled during the three months ended March 31, 2008 was $3.1 million.

As of March 31, 2008, the Company had approximately $2.8 million of unearned stock-based compensation expense that will be recognized over approximately 3.7 years based on the remaining weighted average vesting period of all outstanding stock options.

At March 31, 2008, 9,094,493 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended March 31, 2008, the Company recorded $444,000 of non-cash stock based compensation expense related to non-employees, including $30,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $360,000 of stock earned by Capstone Consulting (“Capstone”) for integration consulting services and $54,000 paid to a third party retained search firm.

The unvested balance of restricted stock at December 31, 2007 was 130,000 shares.  During the three months ended March 31, 2008 the Company granted 116,667 shares of restricted stock and modified certain existing restricted stock awards to certain executives  by granting an additional 43,333 shares.  Total non-cash compensation expense related to restricted stock awards totaled approximately $77,000 during the three months ended March 31, 2008.  The modification to existing awards did not result in any additional expense compared to the original awards. The expense associated with restricted stock grants is amortized over one to five years as the shares vest.

Shares of Restricted Stock
Unvested balance of restricted stock at December 31, 2007	130,000
Restricted stock granted	160,000
Restricted stock vested	—
Unvested balance of restricted stock at March 31, 2008	290,000

4.  Restructuring Charges

During the three months ended March 31, 2008, the Company recorded $1.6 million of restructuring charges consisting entirely of severance costs resulting from the elimination of 102 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs.

During the three months ended March 31, 2007 the Company recorded $0.7 million of restructuring charges, which consisted almost entirely of severance costs, to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

  The following table summarizes the recorded liabilities and activity related to restructuring charges for the three months ended March 31, 2008 (in thousands):

	Severance	Other costs	Total
Balance as of January 1, 2008	$132	$69	$201
Restructuring charges incurred	1,583	—	1,583
Payments	(663)	—	(663)
Balance as of March 31, 2008	$1,052	$69	$1,121

All restructuring actions have been completed, while the remaining accrued restructuring costs at March 31, 2008 are expected to be paid within twelve months.

5.  Comprehensive Loss

Comprehensive loss represents net loss plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments on the Company’s cash flows related to interest obligations.  For the three months ended March 31, 2008 and 2007, the Company recorded comprehensive loss as follows (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Net loss	$(6,661)	$(85,748)
Loss on interest rate hedging instruments	(4,934)	(901)
Cumulative translation adjustments	1,620	109
Comprehensive loss	$(9,975)	$(86,540)

6.  Inventories

Inventories at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$22,389	$22,229
Work-in-process	27,575	23,916
Finished goods	19,325	21,254
Total	$69,289	$67,399

7.  Long-term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Amended Credit Agreement:
Term loan, interest at 5.84% and 7.79% at March 31, 2008 and December 31, 2007, respectively	$391,000	$392,000
Revolving loan:
Interest at 6.75% and 8.75% at March 31, 2008 and December 31, 2007, respectively	3,000	5,000
Interest at 5.20% and 7.35% at March 31, 2008 and December 31, 2007, respectively	24,000	22,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Financing of insurance premiums payable through 2008, interest at 6.5%	103	179
Capital lease obligations	27	8
Total debt	723,130	724,187
Less—unamortized discount on senior subordinated notes	(2,861)	(2,896)
Less—current portion	(4,116)	(4,187)
Long-term debt, excluding current portion	$716,153	$717,104

The Company’s senior secured credit facility, as amended on April 27, 2007, (the “Amended Credit Agreement”) includes up to $75.0 million available under a revolving credit facility.  During the three months ended March 31, 2008, the Company borrowed and repaid $16.0 million in revolving credit loans under the Amended Credit Agreement.  As of March 31, 2008 the outstanding balance on the revolving credit facility loan was $27.0 million, while $6.9 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $41.1 million available for additional borrowings.

The Company has the option to select borrowing rates for the revolver portion of the Amended Credit Agreement at the Alternative Bank Rate (the “ABR”), as defined under the Amended Credit Agreement, as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  As of March 31, 2008 the outstanding revolver balance of $27.0 million included $3.0 million at the ABR rate of 6.75% and $24.0 million at the LIBOR rate of 5.20%.  As of December 31, 2007 the outstanding revolver balance of $27.0 million included $5.0 million at the ABR rate of 9.50% and $22.0 million at the LIBOR rate of 7.35%.

As of March 31, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement and the Senior Subordinated Notes (the “Notes”).

Interest expense, net, as presented in the statement of operations for the three months ended March 31, 2008 and 2007 includes interest income of $37,438 and $62,170, respectively.

Borrowings under the Amended Credit Agreement have variable interest rates.  The Company has entered into interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates.  The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the three months ended March 31, 2008, the Company recorded other comprehensive loss of $4,934,378 relating to the change in fair value for the effective portion of the interest rate swap, and other income of $31,184 relating to the change in fair value for the ineffective portion of the interest rate swap.  The fair value of the interest rate swap liability at March 31, 2008 was $9,885,564.  The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the three months ended March 31, 2008, the Company recorded other expense of $846,688 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at March 31, 2008 was $1,162,198.

8.  Income Taxes

Income tax expense for the three months ended March 31, 2008 was $2.8 million and included $0.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $1.8 million of foreign income taxes and $0.2 million of state income taxes.

During the three months ended March 31, 2007, the Company recorded income tax expense of $1.4 million which included $0.7 million of deferred income taxes for the different book and tax treatment of goodwill, $0.6 million of foreign income taxes and $0.1 million of state income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation reserve.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $21.2 million and $17.7 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of March 31, 2008 and December 31, 2007, respectively, relating to certain intangible assets.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the three months ended March 31, 2008 (in thousands):

Beginning balance, January 1, 2008	$628,368
Exercise of stock options	2,987
Issuance of stock to non-employees	574
Issuance of stock to employees	36
Forfeiture of employee stock options	144
Restricted stock awards	77
Stock-based compensation credit	(49)
Ending balance, March 31, 2008	$632,137

10. Related Party Transactions

The Company has a management services agreement with KKR pursuant to which KKR provides certain structuring, consulting and management advisory services.  KKR receives an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three months ended March 31, 2008 and 2007, the Company incurred KKR management fees and related expenses of $0.3 million.  As of March 31, 2008, the Company owed KKR $0.6 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone prior to January 1, 2007.   For the three months ended March 31, 2008 and 2007, the Company incurred $0.4 million and $0.6 million, respectively, of non-cash integration consulting fees for the services of KKR-Capstone.  As of March 31, 2008 the Company owed KKR-Capstone $0.4 million for unpaid consulting fees which are to be paid in common stock of AHC and is included in other long-term liabilities on the condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the three months ended March 31, 2008 totaled $1.5 million.  At March 31, 2008, accounts receivable from Biomet aggregated $0.7 million.

11.  Contingencies

On July 23, 2007, the Company was notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleges violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit.  The Company believes that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any related litigation.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

12.  Fair Value of Financial Instruments

          For assets and liabilities recorded at fair value on a recurring basis during the period, fair value has been determined in accordance with the provisions of SFAS 157,  As discussed in Note 3,  The Company uses the Black-Scholes option pricing model to value its liability for roll-over option awards.  A roll-forward of the change in fair value of this level 3 financial instrument is also contained in Note 3.  The Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, primarily interest rate swap and collar contracts. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates. As discussed in Note 1 above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the unaudited condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement related to its non-financial assets and liabilities in accordance with FSP 157-2.  The following table provides a summary of the fair values of assets and liabilities in accordance with SFAS 157:

		Fair Value Measurements at March 31, 2008 using
	March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over Options	$(1,515)	$—	$—	$(1,515)
Derivatives	$(10,715)	$—	$(10,715)	$—

13.  Supplemental Guarantor Condensed Consolidating Financial Statements (unaudited)

In connection with Accellent Inc.’s issuance of the Notes, all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for three months ended March 31, 2008 and 2007 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007.

Unaudited Condensed Consolidating Statements of Operations —
Three months ended March 31, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$120,774	$8,337	$(144)	$128,967
Cost of sales	—	89,944	5,017	(144)	94,817
Selling, general and administrative expenses	30	13,689	783	—	14,502
Research and development expenses	—	543	208	—	751
Restructuring charges	—	1,583	—	—	1,583
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	—	—	—	—	—
Income from operations	(3,765)	15,015	2,329	—	13,579
Interest expense, net	(16,995)	(56)	4	—	(17,047)
Loss on derivative instruments	(878)	—	—	—	(878)
Other (expense) income	—	(119)	(495)	—	(614)
Equity in earnings of affiliates	13,926	1,203	—	(15,129)	—
Income tax expense	—	(2,117)	(635)	—	(2,752)
Net (loss) income	$(7,712)	$13,926	$1,203	$(15,129)	$(7,712)

Unaudited Condensed Consolidating Statements of Operations —
Three months ended March 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$105,543	$6,170	$(230)	$111,483
Cost of sales	—	76,719	3,855	(230)	80,344
Selling, general and administrative expenses	24	11,828	637	—	12,489
Research and development expenses	—	615	125	—	740
Restructuring charges	—	672	—	—	672
Amortization of intangibles	4,301	—	—	—	4,301
Impairment of goodwill and other intangible assets	81,053	—	—	—	81,053
Income from operations	(85,378)	15,709	1,553	—	(68,116)
Interest expense	(16,155)	(2)	—	—	(16,157)
Loss on derivative instruments	(84)	—	—	—	(84)
Other (expense) income	—	(79)	100	—	21
Equity in earnings of affiliates	15,869	1,223	—	(17,092)	—
Income tax expense	—	(982)	(430)	—	(1,412)
Net (loss) income	$(85,748)	$15,869	$1,223	$(17,092)	$(85,748)

Unaudited Condensed Consolidating Balance Sheets
March 31, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4,870	$2,787	$—	$7,657
Receivables, net	—	59,461	3,832	(93)	63,200
Inventories	—	65,148	4,141	—	69,289
Prepaid expenses and other	—	3,944	291	—	4,235
Total current assets	—	133,423	11,051	(93)	144,381
Property and equipment, net	—	120,547	11,704	—	132,251
Intercompany receivable	—	29,015	9,757	(38,772)	—
Investment in subsidiaries	225,360	25,081	—	(250,441)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	205,710	—	—	—	205,710
Deferred financing costs and other assets	18,818	1,132	130	—	20,080
Total assets	$1,079,742	$309,198	$32,642	$(289,306)	$1,132,276

Current portion of long-term debt	$4,000	$116	$—	$—	$4,116
Accounts payable	—	25,543	1,829	11	27,383
Accrued liabilities	3,215	32,386	3,359	—	38,960
Total current liabilities	7,215	58,045	5,188	11	70,459
Note payable and long-term debt	755,016	13	—	(38,876)	716,153
Other long-term liabilities	12,774	25,780	2,373	—	40,927
Total liabilities	775,005	83,838	7,561	(38,865)	827,539
Equity	304,737	225,360	25,081	(250,441)	304,737
Total liabilities and equity	$1,079,742	$309,198	$32,642	$(289,306)	$1,132,276

Unaudited Condensed Consolidating Balance Sheets
December 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,976	$1,712	$—	$5,688
Receivables, net	—	47,277	3,723	(39)	50,961
Inventories	—	63,733	3,666	—	67,399
Prepaid expenses and other	—	4,728	243	—	4,971
Total current assets	—	119,714	9,344	(39)	129,019
Property, plant and equipment, net	—	121,905	11,140	—	133,045
Intercompany receivable	—	19,451	7,695	(27,146)	—
Investment in subsidiaries	218,869	22,258	—	(241,127)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	209,444	—	—	—	209,444
Deferred financing costs and other assets	19,758	1,117	128	—	21,003
Total assets	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365
Current portion of long-term debt	$4,000	$187	$—	$—	$4,187
Accounts payable	—	22,082	1,440	49	23,571
Accrued liabilities	5,600	18,226	2,442	—	26,268
Total current liabilities	9,600	40,495	3,882	49	54,026
Note payable and long-term debt	744,248	—	—	(27,234)	717,014
Other long-term liabilities	12,082	25,081	2,167	—	39,330
Total liabilities	765,930	65,576	6,049	(27,185)	810,370
Equity	311,995	218,869	22,258	(241,127)	311,995
Total liabilities and equity	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Unaudited Condensed Consolidating Statements of Cash Flows -
Three months ended March 31, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,616)	$14,057	$3,192	$—	$7,633
Cash flows from investing activities:
Purchase of property and equipment	—	(2,652)	(225)	—	(2,877)
Proceeds from sale of equipment	—	6	6	—	12
Net cash used in investing activities	—	(2,646)	(219)	—	(2,865)
Cash flows from financing activities:
Proceeds from long-term debt	16,000	—	—	—	16,000
Principal payments on long-term debt	(17,000)	(58)	—	—	(17,058)
Repurchase of parent company stock	—	(1,898)	—	—	(1,898)
Intercompany receipts (advances)	10,616	(8,553)	(2,063)	—	—
Cash flows provided by (used in) financing activities	9,616	(10,509)	(2,063)	—	(2,956)
Effect of exchange rate changes in cash	—	(8)	165	—	157
Net decrease in cash and cash equivalents	—	894	1,075	—	1,969
Cash and cash equivalents, beginning of year	—	3,976	1,712	—	5,688
Cash and cash equivalents, end of period	$—	$4,870	$2,787	$—	$7,657

Unaudited Condensed Consolidating Statements of Cash Flows -
Three months ended March 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,464)	$15,149	$977	$—	$8,662
Cash flows from investing activities:
Purchase of property and equipment	—	(5,544)	(767)	—	(6,311)
Proceeds from sale of equipment	—	104	—	—	104
Net cash used in investing activities	—	(5,440)	(767)	—	(6,207)
Cash flows from financing activities:
Proceeds from long-term debt	13,000	—	—	—	13,000
Principal payments on long-term debt	(9,000)	(4)	—	—	(9,004)
Intercompany receipts (advances)	3,464	(3,417)	(47)	—	—
Cash flows provided by (used in) financing activities	7,464	(3,421)	(47)	—	3,996
Effect of exchange rate changes in cash	—	2	10	—	12
Net decrease in cash and cash equivalents	—	6,290	173	—	6,463
Cash and cash equivalents, beginning of year	—	693	2,053	—	2,746
Cash and cash equivalents, end of period	$—	$6,983	$2,226	$—	$9,209

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,”  “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 31, 2008 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2007.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

We primarily focus on leading companies in large and growing markets within the medical device industry: cardiology, drug delivery, endoscopy, neurology and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.  During the first three months of 2008, our 10 largest customers accounted for approximately 58% of revenues with two customers each accounting for greater than 10% of revenues.  We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

In November 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three reporting units meet the segment aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to its assets were below their respective carrying values.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we then determined the fair value of these intangible assets to be below their respective carrying values.  We utilized the services of a third party valuation specialist to assist in the determination of fair value for each intangible.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $18.6 million.  The carrying value of the Trademark was $20.9 million, resulting in an impairment charge of $2.3 million.

A   summary of all charges for the impairment of goodwill and other intangible assets during the three months ended March 31, 2007 is as follows (in thousands):

Intangible Asset	Impairment

Goodwill	$48,386
Trademark	2,313
Customer Base	30,145
Developed Technology	209
Total	$81,053

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three months ended March 31, 2008 and 2007, presented as a percentage of net sales.

	Three months ended
	March 31, 2008	March 31, 2007
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	73.5	72.1
Gross profit	26.5	27.9

Selling, general and administrative expenses	11.3	11.2
Research and development expenses	0.6	0.7
Restructuring charges	1.2	0.6
Amortization of intangibles	2.9	3.8
Impairment of goodwill and other intangible assets	—	72.7
Income (loss) from operations	10.5	(61.1)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales

Net sales for the three months ended March 31, 2008 were $129.0 million, an increase of $17.5 million, or 15.7%, compared to net sales of $111.5 million for the three months ended March 31, 2007. The increase in net sales is attributable to increased demand for the Company’s existing products from many of our larger customers totaling approximately $11.0 million, new product launches during the three months ended March 31, 2008 totaling approximately $4.4 million and net price increases totaling approximately $2.1 million.  The Company continues to expect gradual sales growth as markets continue to return to historic growth trends.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the three months ended March 31, 2008.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $34.2 million compared to $31.1 million for the three months ended March 31, 2007.  The $3.1 million increase in gross profit was a result of the increase in volume of net sales adding approximately $2.4 million to gross profit for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and approximately $2.1million in manufacturing cost savings, offset by an unfavorable change in product mix decreasing gross profit by approximately $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $14.5 million for the three months ended March 31, 2008 compared to $12.5 million for the three months ended March 31, 2007.  The $2.0 million increase in SG&A expenses was primarily due to increased labor related costs totaling approximately $3.0 million and increased selling costs totaling approximately $0.5 million, both of which were offset by reduced costs related to outside services totaling approximately $0.2 million, lower depreciation of property and equipment totaling approximately $0.3 million and decreased costs related to professional fees totaling approximately $1.0 million.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended March 31, 2008 were $0.8 million compared to $0.7 million for the three months ended March 31, 2007, primarily due to higher research material costs during the three months ended March 31, 2008.

Restructuring  Charges

During the three months ended March 31, 2008, the Company recorded $1.6 million of restructuring charges consisting entirely of severance costs resulting from the elimination of 102 positions in both manufacturing and administrative functions as part of a company-wide program to reduce costs.

We recognized $0.7 million of restructuring charges during the three months ended March 31, 2007 which consisted almost entirely of severance costs.

Amortization of Intangibles

Amortization of intangible assets was $3.7 million during the three months ended March 31, 2008 compared to $4.3 million for the three months ended March 31, 2007.  The reduction was a result of the impairment of certain intangible assets recorded during 2007, which reduced the amount of assets subject to periodic amortization.

Interest Expense, net

Interest expense, net, increased $0.8 million to $17.0 million during the  three months ended March 31, 2008, compared to $16.2 million for the three months ended March 31, 2007.  The increase was primarily the result of incremental borrowings on our revolving credit facility.

Loss on Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the first three months of 2008, we realized $0.9 million of losses on our derivative instruments as a result of lower interest rates.  During the first three months of 2007, we realized $0.1 million of losses on our derivative instrument.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 was $2.8 million and included $0.8 million of deferred income taxes for the difference between book and tax treatment of goodwill, $1.8 million of foreign income taxes and $0.2 million of state income taxes.  Income tax expense for the three months ended March 31, 2007 was $1.4 million and included $0.7 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $0.5 million of foreign income taxes and $0.5 million of state income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flows from operations and borrowings under our Amended Credit Agreement, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility.  Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At March 31, 2008, we had $6.9 million of letters of credit outstanding and $27.0 million of outstanding loans under our revolving credit facility, each of which reduced the amounts available for future borrowings and resulting in $41.1 million available under the revolving credit facility.

During the three months ended March 31, 2008, cash provided by operating activities was $7.6 million compared to $8.7 million for the three months ended March 31, 2007.  The decrease in cash provided by operating activities of approximately $1.1 million is primarily attributable to changes in working capital which decreased cash provided by operating activities by approximately $0.8 million and $0.3 million of decreased cash generated from operating profit.

During the three months ended March 31, 2008, cash used in investing activities totaled $2.9 million compared to $6.2 million for the three months ended March 31, 2007.  The decrease in cash used in investing activities was attributable to lower capital spending during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

 Our Amended Credit Agreement contains restrictions on our ability to make capital expenditures.  Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Amended Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

During the three months ended March 31, 2008, cash used in financing activities was $3.0 million compared to cash provided by financing activities of $4.0 million during the three months ended March 31, 2007.  The decrease in cash provided by (used in) financing activities totaling approximately $7.0 million was attributable to increased repayments of long-term debt totaling approximately $8.1 million, an increase in repurchases of parent company stock totaling approximatley $1.9 million offset by increased borrowings of long-term debt totaling approximately $3.0 million.

Our debt agreements, as amended, contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.

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

EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the Notes and under our senior secured credit facility.

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the Notes and under our Amended Credit Agreement.  Adjusted EBITDA is a material component of these covenants.  For instance, the indenture governing the Notes and our Amended Credit Agreement contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA.  Non-compliance with the financial ratio maintenance covenants contained in our Amended Credit Agreement could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the Notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Reconciliation of net loss to EBITDA:
Net loss	$(7,712)	$(85,748)
Interest expense, net	17,047	16,157
Income tax expense	2,752	1,412
Depreciation and amortization	8,660	9,052
EBITDA	$20,747	$(59,127)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
EBITDA	$20,747	$(59,127)
Adjustments:
Goodwill and intangible asset impairment charge	—	81,053
Restructuring charges	1,583	672
Stock-based compensation — employees	275	(1,870)
Stock-based compensation — non-employees	444	474
Employee severance and relocation	335	97
Chief executive recruiting costs	(26)	225
Currency transaction loss	611	44
Loss on derivative instruments	878	84
Loss (gain) on sale of property and equipment	4	(62)
Management fees to stockholder	289	293
Adjusted EBITDA	$25,140	$21,883

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2008 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$528,449	$28,520	$56,329	$443,600	$—
Senior subordinated notes (1)	489,145	32,470	64,940	64,940	326,795
Capital leases	27	13	14	—	—
Operating leases	42,542	6,387	12,075	10,263	13,817
Purchase obligations (2)	37,713	37,713	—	—	—
Other long-term obligations (3)	40,927	241	496	2,526	37,664
Total	$1,138,803	$105,344	$133,854	$521,329	$378,276

(1)	Includes principal and interest payments.

(2)	Purchase obligations consist of commitments for material, supplies, machinery and equipment, and financing of insurance premiums incident to the ordinary conduct of business.

(3)
Other long-term obligations includes share-based payment obligations of $2.1 million, environmental remediation obligations of $3.5 million, accrued compensation and pension benefits of $2.8 million, deferred income taxes of $21.2 million, accrued swap liability of $10.7 million, and other obligations of $0.6 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns.  We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded.  Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base.  The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.  To date, the amount of estimated returns has not been material to total net revenues.  Our allowance for sales returns was $0.8 million and $0.6 million at March 31, 2008 and December 31, 2007, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future.  The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends.  Based on this analysis, we provide allowances for specific accounts where a loss is probable.  Our allowance for doubtful accounts was $0.6 million at March 31, 2008 and December 31, 2007.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services.  If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.  We performed an interim impairment test on the goodwill and other indefinite life intangible assets during the first three months of 2007, and as a result, recorded an impairment charge of $81.0 million.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset.  When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value.  Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.  We performed an interim impairment test during 2007, and as a result, recorded an impairment charge of $30.3 million.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim.  We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at March 31, 2008 and December 31, 2007 were $3.5 million and $2.9 million, respectively.

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

We also provide liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” of being sustained if examined by tax authorities.  At January 1, 2008, we had $9.4 million accrued for uncertain tax positions, and we expect this liability to increase by approximately $0.3 million by December 31, 2008.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk.  The adoption of SFAS 161 is required for interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51.” These standards change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changes the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent reporting periods.  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and reported as a component of equity. These standards will become effective for the Company in the first quarter of fiscal year 2009. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but its effect will be dependent upon acquisitions subsequent to the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company adopted SFAS 159 effective January 1, 2008 and has not elected to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption or for any financial instruments entered into during the quarter ended March 31, 2008.

On December 31, 2007, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income (loss), and to recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  Prior to the adoption of SFAS 158, we recorded an amount known as the additional minimum liability to equity.  Upon adoption of the recognition provisions of SFAS 158, the measurement date used in determining the projected benefit obligation was December 31, 2007, consistent with the plan sponsors fiscal year end.  The impact from adoption of the recognition provisions of the standard, included the recording of $513,219 of  unrecognized net actuarial gain which was recognized as a component of other accumulated comprehensive income. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $513,219.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non financial assets and non financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of FAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the financial statements as of March 31, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at March 31, 2008 of $391.0 million with an interest rate of 5.84%.  We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At March 31, 2008, the notional amount of the swap contract was $200.0 million, and will decrease to $150.0 million on February 27, 2009 and to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010.  We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At March 31, 2008, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At March 31, 2008, the notional amount of the collar contract in place was $75.0 million and will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

Foreign Currency Risk

We operate several facilities in foreign countries.  Our principal currency exposures relate to the Euro, British pound and Mexican peso.  We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4T.  CONTROLS AND PROCEDURES

          The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4T contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

                Evaluation of Disclosure Controls and Procedures:   Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of material weaknesses in our internal control over financial reporting that existed at December 31, 2007, which are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, and which were not remediated prior to March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

As also described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008, the Company completed the hiring process to fill the office of Vice President, Corporate Controller and Chief Accounting Officer, which brings to the Company the required technical expertise necessary to implement controls required to remediate this material weakness.  This individual began work with the Company on April 28, 2008.  In addition, the Company has engaged the services of an external tax consulting firm, during April 2008, to assist the Company in its accounting for income taxes, which we believe will remediate this material weakness.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the first three months of 2008, we completed the eighth manufacturing location implementation of Oracle.  The implementation of Oracle during the first three months of 2008 modified our existing controls to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleges violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit.  We believe that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any related litigation.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission March 31, 2008.  There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2008.

Our ability to pay dividends is restricted by our senior secured credit facility and the indenture governing the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Accellent Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1*	18 U.S.C. 1350 Certification of Chief Executive Officer
32.2*	18 U.S.C. 1350 Certification of Chief Financial Officer
[Missing Graphic Reference]
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 15, 2008	By:	/s/ Robert E. Kirby
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

May 15, 2008	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1*	18 U.S.C. 1350 Certification of Chief Executive Officer
32.2*	18 U.S.C. 1350 Certification of Chief Financial Officer
[Missing Graphic Reference]
*	Filed herewith.