Form 10-Q
period 2008-06-30
ACCELLENT INC
filed 2008-08-14
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,083	$5,688
Accounts receivable, net of allowances of $1,308 and $1,212, respectively	58,833	50,961
Inventories, net	69,986	67,399
Prepaid expenses and other current assets	4,730	4,971
Total current assets	140,632	129,019

Property and equipment, net	132,377	133,045
Goodwill	629,854	629,854
Intangibles, net	201,975	209,444
Deferred financing costs and other assets	19,157	21,003
Total assets	$1,123,995	$1,122,365

Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,037	$4,187
Accounts payable	28,432	23,571
Accrued payroll and benefits	11,160	8,442
Accrued interest	5,170	5,615
Accrued income taxes	3,290	772
Accrued expenses	12,539	11,439
Total current liabilities	64,628	54,026

Long-term debt	714,279	717,014
Other long-term liabilities	35,532	39,330
Total liabilities	814,439	810,370

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	633,262	628,368
Accumulated other comprehensive income	1,714	78
Accumulated deficit	(325,420)	(316,451)
Total stockholder’s equity	309,556	311,995
Total liabilities and stockholder’s equity	$1,123,995	$1,122,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2008 and 2007
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$135,791	$119,081	$264,759	$230,565
Cost of sales (exclusive of amortization)	99,150	88,756	193,968	169,103
Gross profit	36,641	30,325	70,791	61,462

Selling, general and administrative expenses	15,436	11,740	29,937	24,227
Research and development expenses	729	611	1,480	1,351
Restructuring charges	788	36	2,371	708
Amortization of intangibles	3,735	3,735	7,470	8,036
Impairment of goodwill and other intangible assets	—	1,287	—	82,340
Income (loss) from operations	15,953	12,916	29,533	(55,200)

Interest expense, net	(16,289)	(16,757)	(33,336)	(32,914)
Gain (loss) on derivative instruments	521	142	(357)	58
Other expense	(175)	(115)	(788)	(94)
Income (loss) before income taxes	10	(3,814)	(4,948)	(88,150)

Income tax expense	1,268	274	4,021	1,686
Net loss	$(1,258)	$(4,088)	$(8,969)	$(89,836)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(in thousands)

	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(8,969)	$(89,8366)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,508	17,736
Amortization of debt discounts and non-cash interest expense	2,098	2,000
Non-cash impairment charges	710	82,340
Deferred income taxes	1,070	141
Stock-based compensation (credit) expense	1,748	(3,720)
Unrealized loss (gain) on derivative instruments	357	(58)
(Gain) loss on disposal of property and equipment	103	(29)
Changes in operating assets and liabilities:
Accounts receivable	(7,628)	(1,464)
Inventories	(2,296)	(7,909)
Prepaid expenses and other current assets	259	(84)
Accounts payable and accrued expenses	9,884	5,822
Settlement of stock based liability awards	—	(395)
Net cash provided by operating activities	14,844	4,544

Cash flows from investing activities:
Purchase of property and equipment	(8,632)	(11,417)
Proceeds from sale of assets	12	119
Net cash used in investing activities	(8,620)	(11,298)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	39,000	34,000
Principal payments on long-term debt	(42,138)	(20,008)
Proceeds from sale of stock	138	—
Repurchase of parent company stock	(1,984)	—
Payment of deferred financing fees	—	(1,657)
Net cash provided by financing activities	(4,984)	12,335

Effect of exchange rate changes on cash and cash equivalents:	155	54

Increase in cash and cash equivalents	1,395	5,635
Cash and cash equivalents at beginning of period	5,688	2,746
Cash and cash equivalents at end of period	$7,083	$8,3811

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,748	$30,667
Cash paid for income taxes	797	791
Property and equipment purchases included in accounts payable	1,790	1,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet data at December 31, 2007 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

In November 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer service functions into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this re-alignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized as three operating segments to serve our primary target markets: cardiology, endoscopy and orthopaedic.  Our chief operating decision maker is our chief executive officer.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company expects that the adoption of SFAS No. 162 will not have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51.” These standards change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changes the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent reporting periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and reported as a component of equity. These standards will become effective for the Company in the first quarter of fiscal year 2009. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The adoption of SFAS 141R will primarily have an impact on accounting for business combinations once adopted, but its effect will be dependent upon acquisitions subsequent to the effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non financial assets and non financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the financial statements as of June 30, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.  See Note 12

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company adopted SFAS 159 effective January 1, 2008 and has not elected to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption or for any financial instruments entered into during the six months ended June 30, 2008.

2.	Intangible Assets

The Company has elected October 31st as the annual impairment assessment date for goodwill and intangible assets and will perform additional impairment tests if triggering events occur.

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

As a result of the triggering event within the Orthopaedic reporting unit we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

The Company reports all amortization expense related to intangible assets on a separate line of its condensed consolidate statement of operations.  For the three and six months ended June 30, 2008 and 2007, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Cost of sales	$497	$497	$994	$1,003
Selling, general and administrative	3,238	3,238	6,476	7,033
Total amortization	$3,735	$3,735	$7,470	$8,036

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

           As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of AHC.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS No. 123R, “Share Based Payment” (SFAS 123R), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value. During the three and six months ended June 30, 2008, the carrying value of the Roll-Over option liability decreased by $0.3 million and $5.3 million, respectively, due primarily to the exercise and settlement of certain options awards by terminating employees.  As a result of the exercise of Roll-Over options during the three and six months ended June 30, 2008, the Company was required to repurchase 89,486 and 1,119,249 shares, respectively, at a cost of $85,310 and $1,983,774, respectively, to allow former employees to satisfy tax obligations.  The non-cash shares repurchased were net settled with the employees.  As of June 30, 2008, the Company had 619,466 Roll-Over options outstanding at an aggregate fair value of $1,232,629 which is presented in other long-term liabilities in the unaudited condensed consolidated balance sheet.

The table below summarizes the activity relating to the Roll-Over options during the six months ended June 30, 2008:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2008	$6,506,553	2,624,673
Shares repurchased	(1,983,774)	(1,119,249)
Shares exercised	(3,157,923)	(803,738)
Shares forfeited	(143,885)	(82,220)
Fair value adjustment of liability	11,658	—
Balance at June 30, 2008	$1,232,629	619,466

The Company’s Roll-Over options have an exercise price of $1.25, and had a fair value of 5.00 as of the date of the Transaction.  As of June 30, 2008 and December 31, 2007, the Roll-Over options had a fair value of $1.99 and $2.48, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of June 30, 2008	As of December 31, 2007
Expected term to exercise	2.6 years	2.9 years
Expected volatility	26.86%	23.90%
Risk-free rate	3.03%	3.18%
Dividend yield	0%	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options includes an estimate of the fair value of AHC common stock.  The fair value of AHC common stock is determined by the Board of Directors of AHC at each stock measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of AHC common stock.  Third party valuations are utilized periodically to validate assumptions made.  At June 30, the Board of Directors of AHC has estimated the fair value of AHC common stock at $3.00 per share.

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

     For the three months ended June 30, 2008, the Company recorded employee stock-based compensation expense of $430,102 including a $35,858 charge recorded to cost of sales and a $394,244 charge recorded to selling, general and administrative expenses.  For the six months ended June 30, 2008, the Company recorded employee stock-based compensation expense of $495,757 including a $11,986 charge recorded to cost of sales and a $483,771 charge recorded to selling, general and administrative expenses.  Employee stock-based compensation expense for the three and six months ended June 30, 2008 related primarily to time-based options and also includes expense related to restricted stock awards of $59,500 and $136,500, respectively.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.

Stock option transaction activity during the six months ended June 30, 2008 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at January 1, 2008	2,923,860	$4.08	2,624,673	$1.25
Granted	3,672,500	3.00	—	—
Exercised/ repurchased	—	—	(1,922,987)	1.25
Forfeited	(299,934)	4.74	(82,220)	—
Outstanding at June 30, 2008	6,296,426	$3.42	619,466	$1.25
Exercisable at June 30, 2008	211,109	$4.98	619,466	$1.25

As of June 30, 2008, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 9.3 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of June 30, 2008.

As of June 30, 2008, the weighted average remaining contractual life of the Roll-Over options was 4.0 years.  The aggregate intrinsic value of the Roll-Over options was $1.1 million as of June 30, 2008.  The total intrinsic value of Roll-Over options settled during the three months ended June 30, 2008 was $3.4 million.

As of June 30, 2008, the Company had approximately $2.5 million of unearned stock-based compensation expense that will be recognized over approximately 3.9 years based on the remaining weighted average vesting period of all outstanding stock options.

At June 30, 2008, 8,078,207 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended June 30, 2008, the Company recorded $390,000 of non-employee stock based compensation, including $30,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan and $360,000 of stock earned by Capstone Consulting (“Capstone”) for integration consulting services.  For a further discussion of Capstone, see Note 11.

During the six months ended June 30, 2008, the Company recorded $834,000 of non-employee stock-based compensation, including $60,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $720,000 of stock earned by Capstone for integration consulting services and $54,000 paid to a third party retained search firm.

The unvested balance of restricted stock at December 31, 2007 was 130,000 shares.  During the six months ended June 30, 2008 the Company granted 160,000 shares of restricted stock.  Total non-cash compensation expense related to restricted stock awards during the three and six months ended June 30, 2008 was $59,500 and $77,000, respectively.   The expense associated with restricted stock grants is amortized over one to five years as the shares vest.  Activity of unvested restricted stock for the six months ended June 30, 2008 was as follows.

Shares of Restricted Stock
Unvested balance of restricted stock at January 1, 2008	130,000
Restricted stock granted	160,000
Restricted stock vested	—
Unvested balance of restricted stock at June 30, 2008	290,000

4.  Restructuring

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee.  The facility will be closed on or about September 30, 2008.  In connection with the plan, all employees will be terminated on or about September 30, 2008, with certain employees staying through October 31, 2008.  All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through that date.  The total one-time termination benefits are approximately $0.4 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive the benefits.  During the three months ended June 30, 2008, the Company recorded $0.1 million of costs related to these one-time termination benefits.

    The Company has performed an impairment assessment related to equipment at the facility and as a result, has recorded $0.2 million of write-downs to fair value for machinery and equipment and $0.5 million related to the property and building, which are recorded as an element of the restructuring charge in the accompanying financial statements.  Subsequent to June 30, 2008, the Company reached a preliminary agreement to sell the property in Memphis to an unrelated third-party for approximately $1.1 million.  The impairment charges are recorded as an element of the restructuring charge in the accompanying financial statements.

  The following table summarizes the recorded liabilities and activity related to restructuring activities for the six months ended June 30, 2008 (in thousands):

	Severance	Other costs	Total
Balance as of January 1, 2008	$132	$69	$201
Restructuring charges incurred	1,661	—	1,661
Payments	(1,231)	—	(1,231)
Balance as of June 30, 2008	$562	$69	$631

All restructuring actions have either been completed or are planned and all accrued restructuring costs at June 30, 2008 are expected to be paid within twelve months.  The restructuring liabilities detailed above exclude approximately $0.7 million of impairment costs included in restructuring charges in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2008, which have been recorded as additional accumulated depreciation and not as a component of restructuring liabilites.

5.  Comprehensive Income (Loss)

Comprehensive income (loss) represents net loss plus the results of any stockholder’s equity changes related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments on the Company’s cash flows related to interest obligations. For the three and six months ended June 30, 2008 and 2007, the Company recorded comprehensive income (loss) of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(1,258)	$(4,088)	$(8,969)	$(89,836)
Gain (loss) on interest rate hedging instruments	4,875	2,281	(59)	1,381
Cumulative translation adjustments	75	248	1,695	357
Comprehensive income (loss)	$3,692	$(1,559)	$(7,333)	$(88,098)

6.  Inventories, net

Inventories at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$21,194	$22,229
Work-in-process	30,088	23,916
Finished goods	18,704	21,254
Total	$69,986	$67,399

7.  Long-term debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Amended Credit Agreement:
Term loan, interest at 5.14% and 7.79% at June 30, 2008 and December 31, 2007, respectively	$390,000	$392,000
Revolving loan:
Interest at 6.50% and 8.75% at June 30, 2008 and December 31, 2007, respectively	2,000	5,000
Interest at 4.98% and 7.35% at June 30, 2008 and December 31, 2007, respectively	24,000	22,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Financing of insurance premiums payable through 2008, interest at 6.5%	26	179
Capital lease obligations	24	8
Total debt	721,050	724,187
Less—unamortized discount on senior subordinated notes	(2,734)	(2,986)
Less—current portion	(4,037)	(4,187)
Long-term debt, excluding current portion	$714,279	$717,014

The Company’s senior secured credit facility, as amended on April 27, 2007, (the “Amended Credit Agreement”) includes up to $75.0 million available under a revolving credit facility.  During the six months ended June 30, 2008, the Company borrowed $39.0 million in revolving credit loans and repaid $40.0 million in revolving credit loans under the Amended Credit Agreement.  As of June 30, 2008 the outstanding balance on the revolving credit facility loan was $26.0 million, while $6.9 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $42.1 million available for additional borrowings.

The Company has the option to select borrowing rates for the revolver portion of the Amended Credit Agreement at the Alternative Bank Rate (the “ABR”), as defined under the Amended Credit Agreement, as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  As of June 30, 2008 the outstanding revolver balance of $26.0 million included $2.0 million at the ABR rate of 6.50% and $24.0 million at the LIBOR rate of 4.98%.  As of December 31, 2007 the outstanding revolver balance of $27.0 million included $5.0 million at the ABR rate of 8.75% and $22.0 million at the LIBOR rate of 7.35%.

As of June 30, 2008, the Company was in compliance with the covenants under the Amended Credit Agreement and the Senior Subordinated Notes (the “Notes”).

Interest expense, net, as presented in the statement of operations for the three months ended June 30, 2008 and 2007 includes interest income of $27,700 and $69,100, respectively.

Borrowings under the Amended Credit Agreement have variable interest rates.  The Company has entered into interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates.  The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006.  Upon designation as an accounting hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings.  Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense).  For the three months ended June 30, 2008, the Company recorded other comprehensive income of $4,875,078 relating to the change in fair value for the effective portion of the interest rate swap, and other loss of $31,598 relating to the change in fair value for the ineffective portion of the interest rate swap.  For the six months ended June 30, 2008, the Company recorded other comprehensive loss of $59,300 relating to the change in fair value for the effective portion of the interest rate swap, and other loss of $62,782 relating to the change in fair value for the ineffective portion of the interest rate swap.  The fair value of the interest rate swap liability at June 30, 2008 was $5,139,614.  The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the six months ended June 30, 2008, the Company recorded other expense of $307,069 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at June 30, 2008 was $609,669.

8.  Income taxes

Income tax expense for the three months ended June 30, 2008 was $1.2 million and included $1.0 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.3 million reduction in foreign income taxes previously recorded and $0.5 million of state income taxes.  Income tax expense for the three months ended June 30, 2007 was $0.3 million and included $0.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.6 million of foreign income taxes and $0.2 million of state income taxes

Income tax expense for the six months ended June 30, 2008 were $4.0 million and included $1.8 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.5 million of foreign income taxes and $0.7 million of state income taxes.  Income tax expense for the six months ended June 30, 2007 was $1.7 million and included $1.5 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.2 million of foreign income taxes and $0.3 million of state income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation allowance.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets.  The Company has $21.5 million and $17.7 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of June 30, 2008 and December 31, 2007, respectively, relating to certain intangible assets.

The Company provides liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” threshold of being sustained if examined by tax authorities.  At January 1, 2008, we had $9.4 million accrued for uncertain tax positions.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 value per share. All shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the six months ended June 30, 2008 (in thousands):

Beginning balance, January 1, 2008	$628,368
Exercise of stock options	3,158
Issuance of stock to non-employees	934
Issuance of stock to employees	173
Forfeiture of employee stock options	144
Restricted stock awards	137
Stock-based compensation	348
Ending balance, June 30, 2008	$633,262

10. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three and six months ended June 30, 2008, the Company incurred KKR management fees and related expenses of $0.3 million and $0.6 million, respectively.  During the three and six months ended June 30, 2007, the Company incurred KKR management fees and related expenses of $0.3 million and $0.5 million, respectively.  As of June 30, 2008, the Company owed KKR $0.6 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone prior to January 1, 2007.  For the three and six months ended June 30, 2008, the Company incurred $0.4 million and $0.9 million, respectively, of integration consulting fees for the services of KKR-Capstone.  During the three and six months ended June 30, 2007, the Company incurred $0.5 million and $1.1 million, respectively, of integration consulting fees for the services of KKR-Capstone.  As of June 30, 2008 the Company owed KKR-Capstone $0.5 million for unpaid consulting fees and expenses, $0.1 million of which are included in current accrued expenses on the condensed consolidated balance sheet and $0.4 million to be paid in common stock of AHC which is included in other long-term liabilities on the condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the three and six months ended June 30, 2008 totaled $0.9 million and $2.4 million, respectively.  At June 30, 2008, accounts receivable from Biomet aggregated $0.3 million.

11.  Contingencies

On July 23, 2007, the Company was notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit.  Subsequent to June 30, 2008 the plaintiff withdrew the lawsuit.  The Company believes that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any other related litigation.

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

		Fair Value Measurements at June 30, 2008 using
	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over Options	$(1,233)	$—	$—	$(1,233)
Derivatives	$(5,749)	$—	$(5,749)	$—

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

The following tables present the unaudited consolidating statements of operations for three and six months ended June 30, 2008 and 2007 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.

Unaudited Consolidating Statements of Operations —
Three months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,174	$8,798	$(181)	$135,791
Cost of sales	—	93,618	5,713	(181)	99,150
Selling, general and administrative expenses	30	14,503	903	—	15,436
Research and development expenses	—	492	237	—	729
Restructuring charges	—	788	—	—	788
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	—	—	—	—	—
(Loss) income from operations	(3,765)	17,773	1,945	—	15,953
Interest (expense) income, net	(16,242)	(48)	1	—	(16,289)
Gain on derivative instruments	521	—	—	—	521
Other (expense) income	—	(257)	82	—	(175)
Equity in earnings of affiliates	18,228	1,400	—	(19,628)	—
Income tax expense	—	(640)	(628)	—	(1,268)
Net (loss) income	$(1,258)	$18,228	$1,400	$(19,628)	$(1,258)

Unaudited Consolidating Statements of Operations —
Three months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,894	$7,292	$(105)	$119,081
Cost of sales	—	84,395	4,466	(105)	88,756
Selling, general and administrative expenses	23	11,025	692	—	11,740
Research and development expenses	—	503	108	—	611
Restructuring charges	—	36	—	—	36
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	1,287	—	—	—	1,287
(Loss) income from operations	(5,045)	15,935	2,026	—	12,916
Interest (expense) income, net	(16,759)	2	—	—	(16,757)
Gain on derivative instruments	142	—	—	—	142
Other (expense) income	—	(168)	53	—	(115)
Equity in earnings of affiliates	17,574	1,623	—	(19,197)	—
Income tax benefit (expense)	—	182	(456)	—	(274)
Net (loss) income	$(4,088)	$17,574	$1,623	$(19,197)	$(4,088)

Unaudited Consolidating Statements of Operations —
Six months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247,949	$17,136	$(326)	$264,759
Cost of sales	—	183,563	10,731	(326)	193,968
Selling, general and administrative expenses	60	28,191	1,686	—	29,937
Research and development expenses	—	1,035	445	—	1,480
Restructuring charges	—	2,371	—	—	2,371
Amortization of intangibles	7,470	—	—	—	7,470
(Loss) income from operations	(7,530)	32,789	4,274	—	29,533
Interest expense, net	(33,238)	(103)	5	—	(33,336)
Loss on derivative instruments	(357)	—	—	—	(357)
Other (expense)	—	(375)	(413)	—	(788)
Equity in earnings of affiliates	32,156	2,602	—	(34,758)	—
Income tax expense	—	(2,757)	(1,264)	—	(4,021)
Net (loss) income	$(8,969)	$32,156	$2,602	$(34,758)	$(8,969)

Unaudited Consolidating Statements of Operations —
Six months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,437	$13,462	$(334)	$230,565
Cost of sales	—	161,117	8,320	(334)	169,103
Selling, general and administrative expenses	47	22,850	1,330	—	24,227
Research and development expenses	—	1,118	233	—	1,351
Restructuring charges	—	708	—	—	708
Amortization of intangibles	8,036	—	—	—	8,036
Impairment of goodwill and other intangible assets	82,340	—	—	—	82,340
(Loss) income from operations	(90,423)	31,644	3,579	—	(55,200)
Interest expense, net	(32,914)	—	—	—	(32,914)
Gain on derivative instruments	58	—	—	—	58
Other (expense) income	—	(247)	153	—	(94)
Equity in earnings of affiliates	33,443	2,847	—	(36,290)	—
Income tax expense	—	(801)	(885)	—	(1,686)
Net (loss) income	$(89,836)	$33,443	$2,847	$(36,290)	$(89,836)

Unaudited Condensed Consolidating Balance Sheets
June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4,490	$2,593	$—	$7,083
Receivables, net	—	55,396	3,551	(114)	58,833
Inventories	—	66,185	3,801	—	69,986
Prepaid expenses and other	52	4,395	283	—	4,730
Total current assets	52	130,466	10,228	(114)	140,632
Property, plant and equipment, net	—	120,544	11,833	—	132,377
Intercompany receivable	—	51,116	12,189	(63,305)	—
Investment in subsidiaries	255,991	26,552	—	(282,543)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	201,975	—	—	—	201,975
Deferred financing costs and other assets	17,878	1,142	137	—	19,157
Total assets	$1,105,750	$329,820	$34,387	$(345,962)	$1,123,995

Current portion of long-term debt	$4,000	$37	$—	$—	$4,037
Accounts payable	—	27,012	1,444	(24)	28,432
Accrued liabilities	7,409	20,779	3,971	—	32,159
Total current liabilities	11,409	47,828	5,415	(24)	64,628
Note payable and long-term debt	777,661	13	—	(63,395)	714,279
Other long-term liabilities	7,124	25,988	2,420	—	35,532
Total liabilities	796,194	73,829	7,835	(63,419)	814,439
Equity	309,556	255,991	26,552	(282,543)	309,556
Total liabilities and equity	$1,105,750	$329,820	$34,387	$(345,962)	$1,123,995

Unaudited Condensed Consolidating Balance Sheets
December 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,976	$1,712	$—	$5,688
Receivables, net	—	47,277	3,723	(39)	50,961
Inventories	—	63,733	3,666	—	67,399
Prepaid expenses and other	—	4,728	243	—	4,971
Total current assets	—	119,714	9,344	(39)	129,019
Property, plant and equipment, net	—	121,905	11,140	—	133,045
Intercompany receivable	—	19,451	7,695	(27,146)	—
Investment in subsidiaries	218,869	22,258	—	(241,127)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	209,444	—	—	—	209,444
Deferred financing costs and other assets	19,758	1,117	128	—	21,003
Total assets	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Current portion of long-term debt	$4,000	$187	$—	$—	$4,187
Accounts payable	—	22,082	1,440	49	23,571
Accrued liabilities	5,600	18,226	2,442	—	26,268
Total current liabilities	9,600	40,495	3,882	49	54,026
Note payable and long-term debt	744,248	—	—	(27,234)	717,014
Other long-term liabilities	12,082	25,081	2,167	—	39,330
Total liabilities	765,930	65,576	6,049	(27,185)	810,370
Equity	311,995	218,869	22,258	(241,127)	311,995
Total liabilities and equity	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Unaudited Condensed Consolidating Statements of Cash Flows -
Six months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,079)	$39,929	$5,994	$—	$14,844
Cash flows from investing activities:
Purchase of property and equipment	777	(8,617)	(792)	—	(8,632)
Proceeds from sale of equipment	—	6	6	—	12
Net cash used in investing activities	777	(8,611)	(786)	—	(8,620)
Cash flows from financing activities:
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(42,000)	(138)	—	—	(42,138)
Intercompany receipts (advances)	35,148	(30,654)	(4,494)	—	—
Issuance of stock	138	—	—	—	138
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)
Cash flows provided by (used in) financing activities	30,302	(30,792)	(4,494)	—	(4,984)
Effect of exchange rate changes in cash	—	(12)	167	—	155
Net increase in cash and cash equivalents	—	514	881	—	1,395
Cash and cash equivalents, beginning of period	—	3,976	1,712	—	5,688
Cash and cash equivalents, end of period	$—	$4,490	$2,593	$—	$7,083

Unaudited Consolidating Statements of Cash Flows—
Six months ended June 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,876)	$36,083	$3,337	$—	$4,544
Cash flows from investing activities:
Purchase of property and equipment	—	(9,972)	(1,445)	—	(11,417)
Proceeds from sale of equipment	—	119	—	—	119
Net cash used in investing activities	—	(9,853)	(1,445)	—	(11,298)
Cash flows from financing activities:
Proceeds from long-term debt	34,000	—	—	—	34,000
Principal payments on long-term debt	(20,000)	(8)	—	—	(20,008)
Intercompany receipts (advances)	22,533	(20,816)	(1,717)	—	—
Deferred financing fees	(1,657)	—	—	—	(1,657)
Cash flows provided by (used in) financing activities	34,876	(20,824)	(1,717)	—	12,335
Effect of exchange rate changes in cash	—	18	36	—	54
Net increase in cash and cash equivalents	—	5,424	211	—	5,635
Cash and cash equivalents, beginning of period	—	693	2,053	—	2,746
Cash and cash equivalents, end of period	$—	$6,117	$2,264	$—	$8,381

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

We primarily focus on leading companies in large and growing markets within the medical device industry: cardiology, drug delivery, endoscopy, neurology and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.  During the first six months of 2008, our 10 largest customers accounted for approximately 61% of revenues with two customers each accounting for greater than 10% of revenues.  We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

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

A   summary of all charges for the impairment of goodwill and other intangible assets during the six months ended June 30, 2007 is as follows (in thousands):

Intangible Asset	Impairment

Goodwill	$48,386
Trademark	3,600
Customer Base	30,145
Developed Technology	209
Total	$82,340
Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, presented as a percentage of net sales.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0	74.5	73.3	73.3
Gross profit	27.0	25.5	26.7	26.7

Selling, general and administrative expenses	11.4	9.9	11.3	10.5
Research and development expenses	0.5	0.5	0.6	0.6
Restructuring charges	0.6	0.1	0.9	0.3
Amortization of intangibles	2.8	3.1	2.8	3.5
Impairment of goodwill and other intangible assets	—	1.1	—	35.7
Income (loss) from operations	11.7	10.8	11.1	(23.9

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales

Net sales for the second quarter of 2008 were $135.8 million, an increase of $16.7 million, or 14%, compared to net sales of $119.1 million for the second quarter of 2007.  The increase in net sales is attributable to increased demand for the Company’s products from many of our larger customers totaling approximately $11.5 million, and net price increases totaling approximately $5.2 million, primarily driven by increases in precious metal prices that do not benefit gross margin.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the three months ended June 30, 2008.

Gross Profit

Gross profit for the second quarter of 2008 was $36.7 million compared to $30.3 million for the second quarter of 2007.  The $6.4 million increase in gross profit was a result of the increase in volume of net sales adding approximately $3.8 million to gross profit for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, approximately $1.1 million of price increase impacting margin and approximately $5.0 million in manufacturing cost savings, offset by an unfavorable change in product mix decreasing gross profit by approximately $3.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $15.4 million for the second quarter of 2008 compared to $11.7 million for the second quarter of 2007.  The $3.7 million increase in SG&A expenses was primarily attributable to a difference in the amounts recorded for stock compensation.  During the three months ended June 30, 2008, we recorded approximately $0.4 million in stock compensation costs.  During the three months ended June 30, 2007, we recorded a reduction of expense, or credit, of $2.8 million related to stock compensation.  In addition, during the three months ended June 30, 2008, sales commission costs increased approximatley $0.3 million driven by the increase in net sales, and professional fees increased approximately $0.2 million compared to the three months ended June 30, 2007.

Research and Development Expenses

Research and development, or R&D, expenses for the second quarter of 2008 were $0.7 million compared to $0.6 million for the second quarter of 2007, primarily due to higher research material costs in the 2008 period.

Restructuring Charges

In June 2008, the Company announced a plan to close its manufacturing facility in Memphis, Tennessee.  The facility will be closed on or about September 30, 2008.   In connection with the planned closure, the Company will provide both stay-bonuses and severance benefits to employees affected by the facility closing.  The total one-time termination benefits are approximately $0.4 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive benefits.  During the three months ended June 30, 2008, the Company recorded $0.1 million of costs related to one-time termination benefits.

In addition to termination benefits, the Company has evaluated the property and equipment at the facility for impairment.  Approximately $0.2 million of machinery and equipment and $0.5 million for the property and building were written down to their fair value which is included as an element of the restructuring charge in the accompanying financial statements.

Interest Expense, net

Interest expense, net, decreased $0.5 million to $16.3 million for the second quarter of 2008, compared to $16.8 million for the second quarter of 2007.  The decrease was primarily the result of lower interest rates on our Amended Credit Agreement.
Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the second quarter of 2008, we realized a $0.5 million gain on our derivative instruments as a result of increasing interest rates during the three months ended June 30, 2008.  During the second quarter of 2007, we realized $0.1 million gain on our derivative instrument.

 Income Tax Expense

Income tax expense for the second quarter of 2008 was $1.3 million and included $1.0 million of deferred income taxes for the difference between book and tax treatment of goodwill, a $0.2 million credit for foreign income taxes and $0.5 million of state income taxes.  Income tax expense for the second quarter of 2007 was $0.3 million and included $0.8 million of deferred income taxes for the different book and tax treatment for goodwill, $0.6 million of foreign income taxes and $0.2 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales

Net sales for the first half of 2008 were $264.8 million, an increase of $34.2 million, or 14.8%, compared to net sales of $230.6 million for the first half of 2007. The increase in net sales is attributable to increased demand for the Company’s products from many of our larger customers totaling approximately $25.1 million and net price increases totaling approximately $9.1 million, primarily driven by increases in precious metal prices that do not benefit gross margin.  Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of net sales for the six months ended June 30, 2008.

Gross Profit

Gross profit for the first half of 2008 was $70.8 million compared to $61.5 million for the first half of 2007.  The $9.3 million increase in gross profit was a result of the increase in volume of net sales adding approximately $7.8 million to gross profit for the three months ended June 30, 2008 compared to the six months ended June 30, 2007, approximately $2.1 million of price increase impacting margin and approximately $4.8 million in manufacturing cost savings, offset by an unfavorable change in product mix decreasing gross profit by approximately $5.3 million.

 Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $29.9 million for the first half of 2008 compared to $24.2 million for the first half of 2007.  The $5.7 million increase in SG&A expenses was primarily attributable to a difference in the amounts recorded for stock compensation.  During the six months ended June 30, 2008, we recorded approximately $0.5 million in stock compensation costs.  During the six months ended June 30, 2007, we recorded a reduction of expense, or credit, of $4.6 million related to stock compensation.  In addition, during the six months ended June 30, 2008, sales commission costs increased approximatley $0.7 million driven by the increase in net sales, and labor and related costs increased approximately $2.0 million.  These increases were offset by decreased professional fees totaling approximately $0.6 million, lower depreciation costs of $0.7 million and decreased discretionary spending totaling approximately $0.8 million.

Research and Development Expenses

Research and development, or R&D, expenses for the first half of 2008 were $1.5 million compared to $1.4 million for the first half of 2007.

Restructuring Charges

During the six months ended June 30, 2008, the Company recorded $2.4 million of restructuring charges consisting of severance costs resulting from both the elimination of 102 positions in manufacturing and administrative functions as part of a company-wide program to reduce costs in February and the planned closure of the Company’s manufacturing facility in Memphis, Tennessee.

In connection with planned closure of the Company’s Memphis facility, in addition to termination benefits, the Company has evaluated the property and equipment for impairment.  Approximately $0.2 million of machinery and equipment and $0.5 million for the property and building were written down to their fair value which is included as an element of the restructuring charge in the accompanying financial statements for the six months ended June 30, 2008.

We recognized $0.7 million of restructuring charges during the first half of 2007 consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

Interest Expense, net

Interest expense, net, increased $0.4 million to $33.3 million for the first half of 2008, compared to $32.9 million for the first half of 2007.  The increase was primarily the result of higher interest rates on our Credit Agreement during the six months ended June 30, 2008 compared to the corresponding period in 2007.

Income Tax Expense

Income tax expense for the first half of 2008 was $4.0 million and included $1.8 million of non-cash deferred income taxes for the different book and tax treatment for goodwill, $1.5 million of foreign income taxes and $0.7 million of state income taxes.  Income tax expense for the first half of 2007 was $1.7 million and included $1.5 million of deferred income taxes for the difference between book and tax treatment of goodwill, $1.2 million of foreign income taxes and $0.3 million of state income taxes.  These income tax expenses were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.

Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the first half of 2008, we realized a $0.4 million loss on our derivative instruments, comprised primarily of unrealized losses resulting from the change in fair values of the instruments.  During the first half of 2007, we recorded $0.1 million of unrealized gains on our derivative instruments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flows from operations and borrowings under our Amended Credit Agreement, entered into in conjunction with the Transaction, which includes a $75.0 million revolving credit facility (“Revolver”) and a seven-year $400.0 million term facility. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At June 30, 2008, we had $6.9 million of letters of credit outstanding and $26.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our Amended Credit Agreement resulting in $42.1 million available under the Revolver.

During the first half of 2008, cash provided by operating activities was $14.8 million compared to $4.5 million for the first half of 2007.  The increase in cash provided by operating activities of approximately $10.3 million is primarily attributable to improvements in working capital utilization which increased cash provided by operating activities by approximately $3.8 million, $6.1 million of increased cash generated from operating profit and fewer settlements of employee roll-over stock options.

During the first half of 2008, cash used in investing activities totaled $8.6 million compared to $11.3 million for the first half of 2007. The decrease in cash used in investing activities was attributable to lower capital spending during the first half of 2008.

Our Amended Credit Agreement contains restrictions on our ability to make capital expenditures.  Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Amended Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

During the first half of 2008, cash used by financing activities was $5.0 million compared to cash provided by financing activities of $12.3 million for the first half of 2007.  The decrease was primarily due to $17.0 million in net increased repayment on the Revolver.

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations and available borrowings under our Amended Credit Agreement will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.

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

EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our Amended Credit Agreement.

We believe that the inclusion of EBITDA and Adjusted EBITDA in this Form 10-Q is appropriate to provide additional information to investors and debt holders about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our Amended Credit Agreement. Adjusted EBITDA is a material component of these covenants.  For instance, the indenture governing the senior subordinated notes and our Amended Credit Agreement contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our Amended Credit Agreement could result in the requirement to immediately repay all amounts outstanding under such facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the Amended Credit Agreement would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions.

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

The following table sets forth a reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30,2007
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net (loss) income	$(1,258)	$(4,088)	$(8,969)	$(89,836)
Interest expense, net	16,289	16,757	33,336	32,914
Income tax expense	1,268	274	4,021	1,686
Depreciation and amortization	8,848	8,683	17,508	17,736
EBITDA	$25,147	$21,626	$45,896	$(37,500)

    The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
EBITDA	$25,147	$21,626	$45,896	$(37,500)
Adjustments:
Impairment	—	1,287	—	82,340
Restructuring and other related charges	857	36	2,440	708
Stock-based compensation — employees	639	(2,890)	914	(4,761)
Stock-based compensation — non-employees	390	567	834	1,041
Employee severance and relocation	263	338	596	435
Chief executive recruiting costs	—	—	(26)	225
Currency transaction loss	75	104	687	148
(Gain) loss on derivative instruments	(521)	(142)	357	(58)
Loss (gain) on sale of property and equipment	100	32	103	(30)
Management fees to stockholder	366	318	655	611
Adjusted EBITDA	$27,316	$21,276	$52,456	$43,159

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$507,932	$25,566	$50,507	$431,859	$—
Senior subordinated notes (1)	481,049	32,470	64,940	64,940	318,699
Capital leases	24	11	13
Operating leases	41,779	6,384	12,375	9,876	13,144
Purchase obligations (2)	34,267	34,267	—	—	—
Other long-term obligations (3)	35,532	241	496	2,280	32,515
Total	$1,100,583	$98,939	$128,331	$508,955	$364,358
________________________
(1)	Includes principal and interest payments.

(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)
Other long-term obligations include share-based payment obligations of $1.8 million, environmental remediation obligations of $3.5 million, accrued compensation and pension benefits of $2.9 million, deferred income taxes of $21.5 million, accrued swap liability of $5.3 million and other obligations of $0.6 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our allowance for sales returns was $0.7 million and $0.6 million at June 30, 2008 and December 31, 2007, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.  Our allowance for doubtful accounts was $0.6 million at both June 30, 2008 and December 31, 2007.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services.  If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.  We performed an interim impairment test on the goodwill and other indefinite life intangible assets during the first six months of 2007, and as a result, recorded an impairment charge of $82.3 million.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.  During the six months ended June 30, 2008, we performed an impairment analysis resulting from the planned closure of our facility in Memphis, Tennessee which resulted in an impairment charge of $0.7 million.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at June 30, 2008 and December 31, 2007 were $3.8 million and $2.9 million, respectively.

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

  The Company provides liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” threshold of being sustained if examined by tax authorities.  At January 1, 2008, we had $9.4 million accrued for uncertain tax positions, and we expect this liability to increase by approximately $0.3 million by December 31, 2008.

Hedge Accounting.  We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our Amended Credit Agreement.  We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Our swap agreement will continue to qualify for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria.  We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”).  DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement.  To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective.  The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.  A material change in these assumptions could cause our hedge to be considered ineffective.  If our swap agreement is no longer treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company expects that the adoption of SFAS No. 162 will not have a material impact on its consolidated financial statements.

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

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our Amended Credit Agreement for which we have an outstanding balance at June 30, 2008 of $390.0 million with an interest rate of 5.14%. We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At June 30, 2008, the notional amount of the swap contract was $200.0 million, and will decrease to $150.0 million on February 27, 2009, to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At June 30, 2008, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At June 30, 2008, the notional amount of the collar contract in place was $75.0 million and will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4 million per year.

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

                Evaluation of Disclosure Controls and Procedures:   Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of material weaknesses in our internal control over financial reporting that existed at December 31, 2007, which are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, and which were not fully remediated prior to June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

As also described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008, the Company completed the hiring process to fill the office of Vice President, Corporate Controller and Chief Accounting Officer, who brings to the Company the required technical expertise necessary to implement controls required to remediate this material weakness.  This individual began work with the Company on April 28, 2008.  In addition, the Company has engaged the services of an external tax consulting firm, during April 2008, to assist the Company in its accounting for income taxes, which we believe will remediate this material weakness.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  During the first six months of 2008, we completed the ninth manufacturing location implementation of Oracle.  The implementation of Oracle during the first six months of 2008 modified our existing controls to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and sought a $300 million award.  Subsequent to June 30, 2008, the plaintiff withdrew this lawsuit.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended June 30, 2008.

Our ability to pay dividends is restricted by our senior Amended Credit Agreement and the indenture governing the Amended Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Accellent Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Accellent Inc.

August 14, 2008	By:	/s/ Robert E. Kirby
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

August 14, 2008	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*Filed herewith.