Form 10-Q
period 2008-11-13
ACCELLENT INC
filed 2008-11-14
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$15,593	$5,688
Accounts receivable, net of allowances of $1,308 and $1,212, respectively	54,508	50,961
Inventories, net	68,792	67,399
Prepaid expenses and other current assets	3,576	4,971
Total current assets	142,469	129,019

Property and equipment, net	128,892	133,045
Goodwill	629,854	629,854
Intangibles, net	198,240	209,444
Deferred financing costs and other assets	18,234	21,003
Total assets	$1,117,689	$1,122,365

Liabilities and stockholder's equity
Current liabilities:
Current portion of long-term debt	$4,009	$4,187
Accounts payable	26,118	23,571
Accrued payroll and benefits	12,934	8,442
Accrued interest	13,176	5,615
Accrued income taxes	2,711	772
Accrued expenses	13,467	11,439
Total current liabilities	72,415	54,026

Long-term debt	703,429	717,014
Other long-term liabilities	34,461	39,330
Total liabilities	810,305	810,370

Stockholder's equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	634,162	628,368
Accumulated other comprehensive income (loss)	(508)	78
Accumulated deficit	(326,270)	(316,451)
Total stockholder's equity	307,384	311,995
Total liabilities and stockholder's equity	$1,117,689	$1,122,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2008 and 2007
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$134,670	$119,396	$399,428	$349,961
Cost of sales (exclusive of amortization)	100,031	89,904	293,998	259,007
Gross profit	34,639	29,492	105,430	90,954

Selling, general and administrative expenses	15,596	14,395	45,533	38,622
Research and development expenses	751	582	2,231	1,933
Restructuring charges (recovery)	794	(7)	3,165	701
Amortization of intangibles	3,735	3,735	11,205	11,771
Impairment of goodwill and other intangible assets	—	—	—	82,340
Income (loss) from operations	13,763	10,787	43,296	(44,413)

Interest expense, net	(16,026)	(17,165)	(49,363)	(50,079)
Loss on derivative instruments	(171)	(122)	(528)	(64)
Other income (expense)	924	(420)	136	(515)
Loss before income tax expense (benefit)	(1,510)	(6,920)	(6,459)	(95,071)

Income tax expense (benefit)	(661)	1,212	3,360	2,897
Net loss	$(849)	$(8,132)	$(9,819)	$(97,968)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(in thousands)

	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(9,819)	$(97,968)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,630	26,537
Amortization of debt discounts and non-cash interest expense	3,148	3,049
Non-cash impairment charges	710	82,340
Deferred income taxes	73	818
Stock-based compensation (credit) expense	3,273	(3,391)
Unrealized loss on derivative instruments	528	64
Loss on disposal of property and equipment	400	5
Changes in operating assets and liabilities:
Accounts receivable	(3,711)	(2,211)
Inventories	(1,514)	(10,653)
Prepaid expenses and other current assets	1,385	604
Accounts payable and accrued expenses	17,417	16,292
Settlement of stock based liability awards	—	(1,635)
Net cash provided by operating activities	38,520	13,851

Cash flows from investing activities:
Purchase of property and equipment	(12,949)	(18,673)
Proceeds from sale of assets	476	122
Net cash used in investing activities	(12,473)	(18,551)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	39,000	44,000
Principal payments on long-term debt	(53,142)	(36,011)
Proceeds from sale of stock	138	—
Repurchase of parent company stock	(1,984)	—
Payment of deferred financing fees	—	(1,657)
Net cash (used in) provided by financing activities	(15,988)	6,332

Effect of exchange rate changes on cash and cash equivalents:	(154)	196

Increase in cash and cash equivalents	9,905	1,828
Cash and cash equivalents at beginning of period	5,688	2,746
Cash and cash equivalents at end of period	$15,593	$4,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,752	$38,682
Cash paid for income taxes	$1,671	$2,645
Property and equipment purchases included in accounts payable	$1,169	$1,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial information presented herein is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet data at December 31, 2007 was derived from audited financial statements, but does not include all the disclosures required by GAAP.

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

Nature of Operations

The Company provides product development and design services, custom manufacturing of components, assembly of finished devices and supply chain management services primarily for the medical device industry. The Company derives revenue from sales in both domestic and foreign markets.  Currently, we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our chief executive officer.

Concentration of Credit Risk

For the nine months ending September 30, 2008 three customers each individually accounted for more than 10% of our revenue.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company expects that the adoption of SFAS No. 162 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk.  The adoption of SFAS 161 is required for interim periods beginning after November 15, 2008. The company expects that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non financial assets and non financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the financial statements as of September 30, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.  See Note 12

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  This statement is effective beginning after November 15, 2007.  The Company adopted SFAS 159 effective January 1, 2008 and has not elected to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption or for any financial instruments entered into during the nine months ended September 30, 2008.

2.	Intangible Assets

The Company has elected October 31st as the annual impairment assessment date for goodwill and intangible assets and performs additional impairment tests if triggering events occur.

During the fourth quarter of 2007 we re-aligned the Company into one operating segment to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment.  Prior to this re-alignment we had been organized into three operating segments to serve our primary target markets: cardiology, endoscopy and orthopedic, which also represented three reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangibles,” (“SFAS 142”).

The Company tested the long-lived assets of our Orthopedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to its assets were below their respective carrying values.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopedic reporting unit we also tested goodwill and other indefinite-lived intangible assets related to our Orthopedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the  reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopedic reporting unit was $50.0 million.  The carrying value of  goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

The Company reports all amortization expense related to intangible assets on a separate line in our condensed consolidated statement of operations.  For the three and nine months ended September 30, 2008 and 2007, the Company incurred amortization expense related to intangible assets which related to cost of sales and selling, general and administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Cost of sales	$497	$497	$1,491	$1,500
Selling, general and administrative	3,238	3,238	9,714	10,271
Total amortization	$3,735	$3,735	$11,205	$11,771

3.  Stock-Based Compensation

Employees of the Company have been granted nonqualified stock options under the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal annual amounts over five years from date of grant (“Time-Based”), or upon the attainment of certain performance targets over a five-year period (“Performance-Based”).  The total number of shares authorized under the plan is 14,374,633.  Shares issued by Accellent Holdings Corp. (“AHC”) upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

           As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of AHC.  The Company may at its option elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability under SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), until such options are exercised, forfeited, expired or settled.  In accordance with SFAS 123R, the liability for Roll-Over options is recorded at fair value. During the nine months ended September 30, 2008, the carrying value of the Roll-Over option liability decreased by $4.9 million due primarily to the exercise and settlement of certain options awards by terminating employees.  As a result of the exercise of Roll-Over options during the nine months ended September 30, 2008, the Company was required to repurchase 1,119,249 shares at a cost of $1,983,774 to allow former employees to satisfy tax obligations.  The non-cash shares repurchased were net settled with the employees, with the company paying the employee's tax withholdings to the tax authorities on their behalf.  During the three months ending September 30, 2008 there were no exercises of Roll-Over options.

The table below summarizes the activity relating to the Roll-Over options during the nine months ended September 30, 2008:

	Amount of Liability	Roll-Over Shares Outstanding
Balance at January 1, 2008	$6,506,553	2,624,673
Shares repurchased	(1,983,774)	(1,119,249)
Shares exercised	(3,157,923)	(803,738)
Shares forfeited	(143,885)	(82,220)
Fair value adjustment of liability	337,693	—
Balance at September 30, 2008	$1,558,664	619,466

The Company’s Roll-Over options have an exercise price of $1.25, and had a fair value of $5.00 at the date of the Transaction.  At September 30, 2008 and December 31, 2007, the Roll-Over options had a fair value of $2.52 and $2.48, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of	As of
	September 30,	December 31,
	2008	2007
Expected term to exercise	2.6 years	2.9 years
Expected volatility	24.79%	23.90%
Risk-free rate	2.14%	3.18%
Dividend yield	0%	0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options includes an estimate of the fair value of AHC common stock.  The fair value of AHC common stock is determined by the Board of Directors of AHC at each stock measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock and arm’s length sales of AHC common stock, if any.  Third party valuations are utilized periodically, no less frequently than annually, to validate assumptions made.  At September 30, 2008 the Board of Directors of AHC has estimated the fair value of AHC common stock at $3.50 per share.

Expected term to exercise is based on the simplified method as provided by SAB No. 110 “Share Based Payment,” (“SAB 110”).  The Company and its parent company have no historical volatility since their shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the U.S. Treasury rate for notes with a term equal to the option’s expected term.  The dividend yield assumption of 0% is based on the Company’s history of not paying dividends on common shares.  The requisite service period is five years from the date of grant.

  For the three months ended September 30, 2008, the Company recorded employee stock-based compensation expense of $1,225,901 including $64,744 recorded within cost of sales and $1,161,157 recorded within selling, general and administrative expenses.  For the nine months ended September 30, 2008, the Company recorded employee stock-based compensation expense of $1,721,658 including $76,731 recorded within cost of sales and $1,644,927 recorded within selling, general and administrative expenses.  Employee stock-based compensation expense for the three and nine months ended September 30, 2008 related primarily to time-based options and also includes expense related to restricted stock awards of $56,083 and $192,583, respectively.  Compensation expense related to Performance-Based options is recorded when the achievement of performance targets is considered probable.   At September 30, 2008 management estimated that it is probable that the Company will achieve the 2008 performance target.  For the three and nine months ended September 30, 2008, $498,923 has been recorded as stock-based compensation related to the vesting of performance based options, which is included in the totals noted above.

Stock option activity during the nine months ended September 30, 2008 was as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at January 1, 2008	2,923,860	$4.08	2,624,673	$1.25
Granted	4,172,500	3.00	—	—
Exercised/ repurchased	—	—	(1,922,987)	1.25
Forfeited	(450,815)	4.61	(82,220)	—
Outstanding at September 30, 2008	6,645,545	$3.14	619,466	$1.25
Exercisable at September 30, 2008	202,609	$4.98	619,466	$1.25

As of September 30, 2008, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 8.9 years.  Options outstanding under the 2005 Equity Plan had an aggregate intrinsic value of $2.4 million at  September 30, 2008.

As of September 30, 2008, the weighted average remaining contractual life of the Roll-Over options was 3.7 years.  The aggregate intrinsic value of the Roll-Over options was $1.1 million as of September 30, 2008.  The total intrinsic value of Roll-Over options settled during the nine months ended September 30, 2008 was $3.4 million.

As of September 30, 2008, the Company had approximately $2.4 million of unearned stock-based compensation expense that will be recognized over approximately 3.8 years based on the remaining weighted average vesting period of all outstanding stock options.

At September 30, 2008, 7,729,088 shares are available to grant under the 2005 Equity Plan For Key Employees of Accellent Holdings Corp.

During the three months ended September 30, 2008, the Company recorded $90,000 of non-employee stock based compensation, including $30,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan and $60,000 earned by a third party retained search for executive recruitment services and Capstone Consulting (“Capstone”) for integration consulting services.  For a further discussion of Capstone, see Note 11.

During the nine months ended September 30, 2008, the Company recorded $924,000 of non-employee stock-based compensation, including $90,000 of AHC phantom stock earned by directors of AHC in accordance with the Directors’ Deferred Compensation Plan, $705,000 of stock paid to Capstone for integration consulting services and $129,000 paid to a third party retained search firm.

The unvested balance of restricted stock at December 31, 2007 was 130,000 shares.  During the nine months ended September 30, 2008 the Company granted 225,000 shares of restricted stock.  Total non-cash compensation expense related to restricted stock awards during the three and nine months ended September 30, 2008 was approximately $53,000 and $189,000, respectively.   The expense associated with restricted stock grants is amortized over one to five years as the shares vest.  Activity of unvested restricted stock for the nine months ended September 30, 2008 was as follows:

	Shares of Restricted Stock	Weighted Average Fair Value
Unvested balance of restricted stock at January 1, 2008	130,000	$3.00
Restricted stock granted	225,000	$3.00
Restricted stock vested	(56,000)	$3.00
Unvested balance of restricted stock at September 30, 2008	299,000	$3.00

4.  Restructuring

In February 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs.  All affected employees were offered severance benefits.  As a result of this action, the Company recorded $1.6 million in restructuring charges during the nine months ended September 30, 2008.

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee.  The facility was closed and sold on October 9, 2008.  In connection with the plan, a majority of the employees were terminated on or about September 30, 2008.  All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through their proposed termination date.  The total one-time termination benefits total approximately $0.8 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive the benefits.  During the three months and nine months ended September 30, 2008, the Company recorded $0.8 and $0.9 million, respectively, of costs related to these one-time termination benefits.

 The Company performed an impairment assessment related to equipment at the facility and as a result, recorded $0.2 million of write-downs to fair value for machinery and equipment and $0.5 million related to the property and building to record it at its estimated fair value of approximately $1.1 million.  These impairment charges are presented as an element of the restructuring charge in the accompanying unaudited condensed consolidated financial statements.  On October 9, 2008 the sale of the property and building was completed for substantially the estimated selling price to an unrelated third party.

  The following table summarizes the recorded liabilities and activity related to restructuring activities for the nine months ended September 30, 2008 (in thousands):

	Severance	Other costs	Total
Balance at January 1, 2008	$132	$69	$201
Restructuring charges incurred	2,455	—	2,455
Payments	(1,537)	—	(1,537)
Balance at September 30, 2008	$1,050	$69	$1,119

All restructuring actions have been completed and accrued restructuring costs at September 30, 2008 are expected to be paid in cash within twelve months.

5.  Comprehensive Loss

Comprehensive loss represents net loss plus the results of any changes in stockholder's equity related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and nine months ended September 30, 2008 and 2007, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(849)	$(8,132)	$(9,819)	$(97,968)
Effect of interest rate hedging instruments	414	(3,630)	355	(2,249)
Cumulative translation adjustments	(2,636)	1,080	(941)	1,437
Comprehensive loss	$(3,071)	$(10,682)	$(10,405)	$(98,780)

6.  Inventories, net

Inventories at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$20,507	$22,229
Work-in-process	29,133	23,916
Finished goods	19,152	21,254
Total	$68,792	$67,399

7.  Long-term debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Amended Credit Agreement:
Term loan, interest at 5.29% and 7.79%, respectively	$389,000	$392,000
Revolving loan:
Interest at 6.50% and 8.75%, respectively	8,000	5,000
Interest at 6.08% and 7.35%, respectively	8,000	22,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Financing of insurance premiums payable through 2008, interest at 6.5%		179
Capital lease obligations	46	8
Total debt	710,046	724,187
Less—unamortized discount on senior subordinated notes	(2,608)	(2,986)
Less—current portion	(4,009)	(4,187)
Long-term debt, excluding current portion	$703,429	$717,014

The Company’s senior secured credit facility, as amended on April 27, 2007, (the “Amended Credit Agreement”) includes up to $75.0 million available under a revolving credit facility. During the three months ended September 30, 2008, a member of the Company’s lending syndicate for its Amended Credit Agreement entered bankruptcy proceedings under the United States bankruptcy protection provisions.  That member’s commitment under the revolving credit facility totaled $8.0 million.  The Company has not received notice regarding this member’s commitment, however, we believe that the total amount of this member’s commitment may not be available for future borrowing under the revolver.  During the nine months ended September 30, 2008, the Company borrowed $39.0 million in revolving credit loans and repaid $50.0 million in revolving credit loans under the Amended Credit Agreement.  As of September 30, 2008 the outstanding balance on the revolving credit facility loan was $16.0 million, while $6.8 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $44.2 million available for additional borrowings and/or letters of credit.

The Company has the option to select borrowing rates for the revolver portion of the Amended Credit Agreement at the Alternative Bank Rate (the “ABR”), as defined under the Amended Credit Agreement as the greater of the Prime Rate or Federal Funds rate plus 0.5%, or LIBOR.  As of September 30, 2008 the outstanding revolver balance of $16.0 million included $8.0 million at the ABR rate of 6.5% and $8.0 million at the LIBOR rate of 6.08%.  As of December 31, 2007 the outstanding revolver balance of $27.0 million included $5.0 million at the ABR rate of 8.75% and $22.0 million at the LIBOR rate of 7.35%.

Interest expense, net, as presented in the statement of operations for the three months ended September 30, 2008 and 2007 includes interest income of $32,186 and $36,291, respectively.

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

During the three months ended September 30, 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006.  The Company’s policy requires the use of the Hypothetical Derivative Method as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and further defined by Derivatives Implementation Group Issue No. G-7 (“DIG G-7”).  As a result of the hedge ineffectiveness experienced during the three months ended September 30, 2008, the Company has recognized in earnings the full change in fair value of the derivative instrument for the three months ended September 30, 2008. The Company is required to amortize to earnings over the remaining contractual term of the swap the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, when the hedge was last assessed as being effective.  These accumulated losses amount to $4.1 million and were previously recorded in Accumulated Other Comprehensive Loss.  The mark to market amount recognized in earnings for the three months ended September 30, 2008 totaled a gain of $41,108 and is recorded within Loss on Derivative Instruments in the accompanying unaudited condensed consolidated statement of operations.  The amount recorded during the three months ended September 30, 2008 related to the amortization of amounts previously recorded within Accumulated Other Comprehensive Loss through June 30, 2008 totaled $413,656.  The fair value of the interest rate swap liability at September 30, 2008 was $5.1 million.  Management believes that the hedge will be effective in the future in accordance with its method for measuring hedge effectiveness.

The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the nine months ended September 30, 2008, the Company recorded other income of $11,510 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at September 30, 2008 was $0.3 million.

8.  Income taxes

Income tax benefit for the three months ended September 30, 2008 was $0.7 million and results from adjustments to the Company’s projected effective tax rate for the full year 2008 following a legal entity re-organization on July 1, 2008 and accounting for the deferred taxes associated with the goodwill basis difference as an element of the effective rate.  Income tax benefit includes $0.3 million of deferred income tax benefit for differences in the book and tax treatment of goodwill, $0.2 million in foreign tax benefit and $0.3 million of state tax benefit.  Income tax expense for the three months ended September 30, 2007 was $1.2 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.2 million of foreign income taxes and $0.4 million of state income taxes.

Income tax expense for the nine months ended September 30, 2008 was $3.4 million and included $1.5 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.3 million of foreign income taxes and $.4 million of state income taxes.  Income tax expense for the nine months ended September 30, 2007 was $2.9 million and included $2.2 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.7 million of foreign income taxes and $0.3 million of state income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets.  As a result, the Company continues to provide a full valuation allowance to those deferred tax assets.  SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets when determining the need for a valuation allowance.  The Company has $20.5 million and $17.7 million of deferred tax liabilities included in other long-term liabilities on its consolidated condensed balance sheet as of September 30, 2008 and December 31, 2007, respectively, relating to certain intangible assets.

9.  Capital Stock

The Company has 50,000,000 shares of common stock authorized and 1,000 shares issued and outstanding, $.01 par value per share.  All outstanding shares are owned by Accellent Acquisition Corp., which is owned by Accellent Holdings Corp.

The following table summarizes the activity for amounts recorded as additional paid-in capital for the nine months ended September 30, 2008 (in thousands):

Beginning balance, January 1, 2008	$628,368
Exercise of stock options	3,158
Issuance of stock to non-employees	934
Issuance of stock to employees	138
Forfeiture of employee stock options	144
Restricted stock awards	153
Stock-based compensation	1,267
Ending balance, September 30, 2008	$634,162

10. Related Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR will receive an annual advisory fee of $1.0 million, such amount to increase by 5% per year.  During the three and nine months ended September 30, 2008, the Company incurred KKR management fees and related expenses of $0.3 million and $0.8 million, respectively.  During the three and nine months ended September 30, 2007, the Company incurred KKR management fees and related expenses of $0.3 million and $0.8 million, respectively.  As of September 30, 2008, the Company owed KKR $0.6 million for unpaid management fees which are included in current accrued expenses on the condensed consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone prior to January 1, 2007.  For the three and nine months ended September 30, 2008, the Company incurred $0.2 million and $1.1 million, respectively, of integration consulting fees for the services of KKR-Capstone.  During the three and nine months ended September 30, 2007, the Company incurred $0.5 million and $1.6 million, respectively, of integration consulting fees for the services of KKR-Capstone.  As of September 30, 2008 the Company owed KKR-Capstone $0.5 million, all of which is to be paid in common stock of AHC and is included in other long-term liabilities on the unaudited condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the three and nine months ended September 30, 2008 totaled $0.4 million and $2.8 million, respectively.  At September 30, 2008, accounts receivable from Biomet aggregated $0.2 million.

11.  Contingencies

On July 23, 2007, the Company was notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and seeks a $300 million award.  Such emissions are authorized by permit. In July 2008 the plaintiff withdrew the lawsuit.  The Company believes that we have complied with all applicable emission limits for TCE, and we intend to vigorously defend this and any other related litigation.

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

		Fair Value Measurements at September 30, 2008 using
	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over Options	$1,559	$—	$—	$1,559
Liability for derivative instruments	$5,413	$—	$5,413	$—

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

The following tables present the unaudited consolidating statements of operations for three and nine months ended September 30, 2008 and 2007 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.

Unaudited Consolidating Statements of Operations —
Three months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,348	$7,772	$(450)	$134,670
Cost of sales	—	95,588	4,893	(450)	100,031
Selling, general and administrative expenses	30	14,728	838	—	15,596
Research and development expenses	—	526	225	—	751
Restructuring charges	—	794	—	—	794
Amortization of intangibles	3,735	—	—	—	3,735
(Loss) income from operations	(3,765)	15,712	1,816	—	13,763
Interest (expense) income, net	(16,015)	(16)	5	—	(16,026)
Gain on derivative instruments	(171)	—	—	—	(171)
Other (expense) income	—	92	832	—	924
Equity in earnings of affiliates	19,102	2,059	—	(21,161)	—
Income tax (expense) benefit	—	1,255	(594)	—	661
Net (loss) income	$(849)	$19,102	$2,059	$(21,161)	$(849)

Unaudited Consolidating Statements of Operations —
Three months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$112,309	$7,313	$(226)	$119,396
Cost of sales	—	85,500	4,630	(226)	89,904
Selling, general and administrative expenses	37	13,645	713	—	14,395
Research and development expenses	—	455	127	—	582
Restructuring (benefit) charges	—	(7)	—	—	(7)
Amortization of intangibles	3,735	—	—	—	3,735
Impairment of goodwill and other intangible assets	—	—	—	—	—
(Loss) income from operations	(3,772)	12,716	1,843	—	10,787
Interest expense, net	(17,139)	(26)	—	—	(17,165)
Loss on derivative instruments	(122)	—	—	—	(122)
Other (expense) income	—	(516)	96	—	(420)
Equity in earnings of affiliates	12,901	1,557	—	(14,458)	—
Income tax (expense) benefit	—	(830)	(382)	—	(1,212)
Net (loss) income	$(8,132)	$12,901	$1,557	$(14,458)	$(8,132)

Unaudited Consolidating Statements of Operations —
Nine months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$375,296	$24,908	$(776)	$399,428
Cost of sales	—	279,150	15,624	(776)	293,998
Selling, general and administrative expenses	90	42,918	2,525	—	45,533
Research and development expenses	—	1,561	670	—	2,231
Restructuring charges	—	3,165	—	—	3,165
Amortization of intangibles	11,205	—	—	—	11,205
(Loss) income from operations	(11,295)	48,502	6,089	—	43,296
Interest expense, net	(49,253)	(120)	10	—	(49,363)
Loss on derivative instruments	(528)	—	—	—	(528)
Other (expense) income	—	(283)	419	—	136
Equity in earnings of affiliates	51,257	4,660	—	(55,917)	—
Income tax (expense) benefit	—	(1,502)	(1,858)	—	(3,360)
Net (loss) income	$(9,819)	$51,257	$4,660	$(55,917)	$(9,819)

Unaudited Consolidating Statements of Operations —
Nine months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$329,747	$20,775	$(561)	$349,961
Cost of sales	—	246,618	12,950	(561)	259,007
Selling, general and administrative expenses	84	36,495	2,043	—	38,622
Research and development expenses	—	1,574	359	—	1,933
Restructuring charges	—	701	—	—	701
Amortization of intangibles	11,771	—	—	—	11,771
Impairment of goodwill and other intangible assets	82,340	—	—	—	82,340
(Loss) income from operations	(94,195)	44,359	5,423	—	(44,413)
Interest expense, net	(50,054)	(25)	—	—	(50,079)
Loss on derivative instruments	(64)	—	—	—	(64)
Other (expense) income	—	(763)	248	—	(515)
Equity in earnings of affiliates	46,345	4,405	—	(50,750)	—
Income tax (expense) benefit	—	(1,630)	(1,267)	—	(2,897)
Net (loss) income	$(97,968)	$46,346	$4,404	$(50,750)	$(97,968)

Unaudited Condensed Consolidating Balance Sheets
September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$13,192	$2,401	$—	$15,593
Receivables, net	—	51,994	2,981	(467)	54,508
Inventories	—	65,144	3,648	—	68,792
Prepaid expenses and other	19	3,326	231	—	3,576
Total current assets	19	133,656	9,261	(467)	142,469
Property, plant and equipment, net	—	118,401	10,491	—	128,892
Intercompany receivable	—	65,653	14,200	(79,853)	—
Investment in subsidiaries	271,882	26,423	—	(298,305)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	198,240	—	—	—	198,240
Deferred financing costs and other assets	16,939	1,144	151	—	18,234
Total assets	$1,116,934	$345,277	$34,103	$(378,625)	$1,117,689

Current portion of long-term debt	$4,000	$9	$—	$—	$4,009
Accounts payable	—	25,138	1,291	(311)	26,118
Accrued liabilities	14,851	23,304	4,133	—	42,288
Total current liabilities	18,851	48,451	5,424	(311)	72,415
Note payable and long-term debt	783,401	37	—	(80,009)	703,429
Other long-term liabilities	7,298	24,907	2,256	—	34,461
Total liabilities	809,550	73,395	7,680	(80,320)	810,305
Equity	307,384	271,882	26,423	(298,305)	307,384
Total liabilities and equity	$1,116,934	$345,277	$34,103	$(378,625)	$1,117,689

Unaudited Condensed Consolidating Balance Sheets
December 31, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,976	$1,712	$—	$5,688
Receivables, net	—	47,277	3,723	(39)	50,961
Inventories	—	63,733	3,666	—	67,399
Prepaid expenses and other	—	4,728	243	—	4,971
Total current assets	—	119,714	9,344	(39)	129,019
Property, plant and equipment, net	—	121,905	11,140	—	133,045
Intercompany receivable	—	19,451	7,695	(27,146)	—
Investment in subsidiaries	218,869	22,258	—	(241,127)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	209,444	—	—	—	209,444
Deferred financing costs and other assets	19,758	1,117	128	—	21,003
Total assets	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Current portion of long-term debt	$4,000	$187	$—	$—	$4,187
Accounts payable	—	22,082	1,440	49	23,571
Accrued liabilities	5,600	18,226	2,442	—	26,268
Total current liabilities	9,600	40,495	3,882	49	54,026
Note payable and long-term debt	744,248	—	—	(27,234)	717,014
Other long-term liabilities	12,082	25,081	2,167	—	39,330
Total liabilities	765,930	65,576	6,049	(27,185)	810,370
Equity	311,995	218,869	22,258	(241,127)	311,995
Total liabilities and equity	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Unaudited Condensed Consolidating Statements of Cash Flows -
Nine months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,852)	$65,893	$8,479	$—	$38,520
Cash flows from investing activities:
Purchase of property and equipment	—	(11,765)	(1,184)	—	(12,949)
Proceeds from sale of equipment	—	470	6	—	476
Net cash used in investing activities	—	(11,295)	(1,178)	—	(12,473)
Cash flows from financing activities:
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(53,000)	(142)	—	—	(53,142)
Intercompany receipts (advances)	51,698	(45,192)	(6,506)	—	—
Issuance of stock	138	—	—		138
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)
Cash flows provided by (used in) financing activities	35,852	(45,334)	(6,506)	—	(15,988)
Effect of exchange rate changes in cash	—	(48)	(106)	—	(154)
Net increase in cash and cash equivalents	—	9,216	689	—	9,905
Cash and cash equivalents, beginning of period	—	3,976	1,712	—	5,688
Cash and cash equivalents, end of period	$—	$13,192	$2,401	$—	$15,593

Unaudited Consolidating Statements of Cash Flows—
Nine months ended September 30, 2007 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43,607)	$51,949	$5,509	$—	$13,851
Cash flows from investing activities:
Purchase of property and equipment	—	(16,668)	(2,005)	—	(18,673)
Proceeds from sale of equipment	—	122	—	—	122
Net cash used in investing activities	—	(16,546)	(2,005)	—	(18,551)
Cash flows from financing activities:
Proceeds from long-term debt	44,000	—	—	—	44,000
Principal payments on long-term debt	(36,000)	(11)	—	—	(36,011)
Intercompany receipts (advances)	37,264	(34,016)	(3,248)	—	—
Deferred financing fees	(1,657)	—	—	—	(1,657)
Cash flows provided by (used in) financing activities	43,607	(34,027)	(3,248)	—	6,332
Effect of exchange rate changes in cash	—	31	165	—	196
Net increase in cash and cash equivalents	—	1,407	421	—	1,828
Cash and cash equivalents, beginning of year	—	692	2,054	—	2,746
Cash and cash equivalents, end of period	$—	$2,099	$2,475	$—	$4,574

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

We primarily focus our sales efforts on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy, orthopedics and drug delivery, among others. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.  During the first nine months of 2008, our 10 largest customers accounted for approximately 69% of revenues with three customers, Medtronic, Johnson & Johnson and Boston Scientific each accounting for greater than 10% of revenues.  We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

In November 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopedic.  Our chief operating decision maker is our chief executive officer.

The Company tested the long-lived assets of our Orthopedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to its assets were below their respective carrying values.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we then determined the fair value of these intangible assets to be below their respective carrying values.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopedic reporting unit and in accordance with the requirements of SFAS 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopedic reporting unit was $50.0 million.  The carrying value of Orthopedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

A   summary of all charges for the impairment of goodwill and other intangible assets during the nine months ended September 30, 2007 is as follows (in thousands):

Intangible Asset	Impairment

Goodwill	$48,386
Trademark	3,600
Customer Base	30,145
Developed Technology	209
Total	$82,340
Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, presented as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	75.3	73.6	74.0
Gross profit	25.7	24.7	26.4	26.0

Selling, general and administrative expenses	11.6	12.1	11.4	11.0
Research and development expenses	0.5	0.5	0.6	0.6
Restructuring charges	0.6		0.8	0.2
Amortization of intangibles	2.8	3.1	2.8	3.4
Impairment of goodwill and other intangible assets	—	—	—	23.5
Income (loss) from operations	10.2	9.0	10.8	(12.7)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales

Net sales for the third quarter of 2008 were $134.7 million, an increase of $15.3 million, or 13%, compared to net sales of $119.4 million for the third quarter of 2007.  The increase in net sales is attributable to increased demand for the Company’s products from many of our larger customers totaling approximately $10.0 million, and net price increases totaling approximately $5.2 million, primarily driven by passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Gross Profit

Gross profit for the third quarter of 2008 was $34.6 million compared to $29.5 million for the third quarter of 2007.  The $5.1 million increase in gross profit was a result of the increase in volume of net sales adding approximately $3.4 million to gross profit for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, approximately $1.1 million of price increase impacting margin, approximately $0.2 million in manufacturing cost savings, and a favorable change in product mix increasing gross profit by approximately $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $15.6 million for the third quarter of 2008 compared to $14.4 million for the third quarter of 2007.  The $1.2 million increase in SG&A expenses was primarily attributable to a difference in the amounts recorded for stock compensation.  During the three months ended September 30, 2008, we recorded approximately $1.2 million in stock compensation expense, of which $0.5 million related to performance based stock awards.  During the three months ended September 30, 2007, we recorded a reduction of expense, or credit, of $0.2 million related to stock compensation. In addition, during the three months ended September 30, 2008, sales commission costs increased approximately $0.2 million driven by the increase in net sales, and professional fees increased approximately $0.4 million compared to the three months ended September 30, 2007 as we invested in improvements to our manufacturing processes.  These increases during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are offset by headcount related savings totaling $0.2 million, depreciation savings with lower capital spending year to date amounting to approximately $0.4 million, and lower overall discretionary spend amounting to approximately $0.2 million..

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended September 30, 2008 were $0.8 million compared to $0.6 million for the three months ended September 30, 2007, primarily due to higher research material costs during the three months ended September 30, 2008.

Restructuring Charges

In June 2008, the Company announced a plan to close its manufacturing facility in Memphis, Tennessee.  The facility was closed in October 2008.   In connection with the closure, the Company provided both stay-bonuses and severance benefits to affected employees.  The total one-time termination benefits are approximately $0.8 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive benefits.  During the three months ended September 30, 2008, the Company recorded $0.8 million of costs related to one-time termination benefits.

Interest Expense, net

Interest expense, net, decreased $1.2 million to $16 million for the third quarter of 2008, compared to $17.2 million for the third quarter of 2007.  The decrease was primarily the result of lower interest rates, and lower revolver borrowings on our Amended Credit Agreement.

Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the three months ended September 30, 2008, we realized a $0.2 million loss on our derivative instruments compared to a $0.1 million loss during the three months ended September 30, 2007.

 Income Tax Expense (Benefit)

Income tax benefit for the three months ended September 30, 2008 was $0.7 million and results from adjustments to the Company’s projected effective tax rate for the full year 2008 following a legal entity re-organization on July 1, 2008 and accounting for the deferred taxes associated with the goodwill basis difference as an element of the effective rate.   Income tax benefit includes $0.3 million of deferred income tax benefit for differences in the book and tax treatment of goodwill, $0.2 million in foreign tax benefit, and $0.3 million of state tax benefit.  Income tax expense for the three months ended September 30, 2007 was $1.2 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.2 million of foreign income taxes and $0.4 million of state income taxes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales

Net sales for the nine months ended September 30, 2008 were $399.4 million, an increase of $49.4 million, or 14%, compared to net sales of $350.0 million for the nine months ended September 30, 2007. The increase in net sales is attributable to increased demand for the Company’s products from many of our larger customers totaling approximately $40.3 million and net price increases totaling approximately $9.1 million, primarily driven by passing through to our customers, increases in precious metal prices that do not benefit gross profit.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $105.4 million compared to $91.0 million for nine months ended September 30, 2007.  The $14.4 million increase in gross profit was a result of the increase in volume of net sales adding approximately $13.2 million to gross profit for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, approximately $2.1 million of price increase impacting margin and approximately $5.0 million in manufacturing cost savings, offset by an unfavorable change in product mix decreasing gross profit by approximately $5.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.5 million for the first nine months of 2008 compared to $38.6 million for the first nine months of 2007.  The $6.9 million increase in SG&A expenses was primarily attributable to a difference in the amounts recorded for stock compensation.  During the nine months ended September 30, 2008, we recorded approximately $1.6 million in stock compensation expenses, of which $0.5 million related to performance based stock awards.  During the nine months ended September 30, 2007, we recorded a reduction of expense, or credit, of $4.8 million related to stock compensation.  In addition, during the nine months ended September 30, 2008, sales commission costs increased approximately $0.9 million driven by the increase in net sales, and labor and related costs increased approximately $1.6 million.  These increases were offset by decreased professional fees totaling approximately $0.2 million, lower depreciation costs of $1.0 million and decreased discretionary spending totaling approximately $0.8 million.

Research and Development Expenses

Research and development expenses for the first nine months of 2008 were $2.2 million compared to $1.9 million for the first nine months of 2007.

Restructuring Charges

During the nine months ended September 30, 2008, the Company recorded $3.2 million of restructuring charges consisting of severance costs resulting from both the elimination of 102 positions in manufacturing and administrative functions as part of a company-wide program to reduce costs in February and the closure of the Company’s manufacturing facility in Memphis, Tennessee.

In connection with the closure of the Company’s Memphis facility, in addition to termination benefits, the Company evaluated the property and equipment for impairment.  Approximately $0.2 million of machinery and equipment and $0.5 million for the property and building were written down to their fair value which is included as an element of the restructuring charge in the accompanying financial statements for the nine months ended September 30, 2008.

We recognized $0.7 million of restructuring charges during the first nine months of 2007 consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

Interest Expense, net

Interest expense, net, decreased $0.7 million to $49.4 million for the nine months ended September 30, 2008, compared to $50.1 million for the nine months ended September 30, 2007.  The decrease was primarily the result of lower interest rates on our Credit Agreement and lower overall borrowings on our revolver during the nine months ended September 30, 2008 compared to the corresponding period in 2007.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2008 was $3.4 million and included $1.5 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.3 million of foreign income taxes and $0.4 million of state income taxes.  Income tax expense for the nine months ended September 30, 2007 was $2.9 million and included $2.2 million of deferred income taxes for the differences in the book and tax treatment of goodwill, $1.7 million of foreign income taxes and $0.3 million of state income taxes.  Income tax expenses for the nine months ended September 30, 2007 were partially offset by a deferred tax credit of $1.3 million due to the impairment charge of $3.6 million recorded for our Trademark intangible asset.

Derivative Instruments

We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our term loan under our Amended Credit Agreement.  During the nine months ended September 30, 2008, we realized a $0.5 million loss on our derivative instruments, comprised primarily of losses resulting from the changes in fair values of the instruments.  During the nine months ended September 30, 2007, we realized $0.1 million of losses on our derivative instruments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flows from operations and borrowings under our Amended Credit Agreement, entered into in conjunction with the Transaction, which includes a $75.0 million revolving credit facility (“Revolver”) and a seven-year $400.0 million term facility. During the three months ended September 30, 2008, a member of the our lending syndicate for our Amended Credit Agreement entered bankruptcy proceedings under the United States bankruptcy protection provisions.  That member's commitment under the revolving credit facility totaled $8.0 million.  We have not received notice regarding this member’s commitment, however, we believe that the total amount of this member’s commitment may not be available for future borrowing under the revolver. We do not believe that any lack of availability of this member's committment would have a material impact on our liquidity. Additionally, we are able to borrow up to $100.0 million in additional term loans, with the approval of participating lenders.

At September 30, 2008, we had $6.8 million of letters of credit outstanding and $16.0 million of outstanding loans which reduced the amounts available under the revolving credit portion of our Amended Credit Agreement resulting in $44.2 million available under the Revolver, net of the $8.0 million reduction referred to above.

During the first nine months of 2008, cash provided by operating activities was $38.5 million compared to $13.9 million for the first nine months of 2007.  The increase in cash provided by operating activities of approximately $24.6 million is primarily attributable to improvements in working capital utilization which increased cash provided by operating activities by approximately $9.6 million, $15.0 million of increased cash generated from operating profit and fewer settlements of employee roll-over stock options.

During the first nine months of 2008, cash used in investing activities totaled $12.5 million compared to $18.6 million for the first nine months of 2007. The decrease in cash used in investing activities was attributable to lower capital spending during the first nine months of 2008.

Our Amended Credit Agreement contains restrictions on our ability to make capital expenditures.  Based on current estimates, management believes that the amount of capital expenditures permitted to be made under our Amended Credit Agreement will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

During the first nine months of 2008, cash used by financing activities was $16.0 million compared to cash provided by financing activities of $6.3 million for the first nine months of 2007.  The decrease was primarily due to $19.0 million in net repayments on the Revolver and required principal amortization of $3.0 million on our term loan.

Our debt agreements, as amended, contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.

The Leverage Ratio may not exceed 8.50 to 1.00 through the quarter ended September 30, 2008, 8.00 to 1.00 for the next four quarters, declines thereafter by 1.00x on an annual basis until September 30, 2012 and declines to 4.50 to 1.00 on October 1, 2012.  The Coverage Ratio may not be less than 1.25 to 1.00 through the quarter ended September 30, 2008, and increases on October 1 of each year through 2012 commencing October 1, 2008 to 1.35x, 1.55x, 1.75x, 2.00x and 2.10x.  At September 30, 2008, the Company was in compliance with these covenants.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented in this Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

·        they do not reflect our cash expenditures for capital expenditure or contractual commitments;

·        they do not reflect changes in, or cash requirements for, our working capital requirements;

·        they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

·        although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

·        Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, as discussed in our presentation of “Adjusted EBITDA” in this report; and

·        other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as a supplemental measure. For more information, see our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report.

 The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(849)	$(8,132)	$(9,819)	$(97,968)
Interest expense, net	16,026	17,165	49,363	50,079
Income tax expense (benefit)	(661)	1,212	3,360	2,897
Depreciation and amortization	9,122	8,802	26,630	26,537

EBITDA (1)	$23,638	$19,047	$69,534	$(18,455)

Adjustments:
Impairment	-	-	-	82,340
Restructuring and other charges	1,257	(7)	3,697	701
Stock-based compensation - employees	1,435	(151)	2,349	(4,912)
Stock-based compensation - non-employees	90	480	924	1,521
Employee severance and relocation	131	792	729	1,228
Chief executive recruiting costs	-	-	(26)	225
Currency transaction (gain) / loss	(1,220)	404	(534)	552
Loss on derivative instruments	171	122	528	64
Loss on sale of property and equipment	297	34	401	4
Management fees to stockholder	276	291	931	902
Adjusted EBITDA (1)	$26,075	$21,012	$78,533	$64,170

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$490,458	$25,190	$49,754	$415,514	$—
Senior subordinated notes (1)	472,865	32,470	64,940	64,940	310,515
Capital leases	46	9	37	—	—
Operating leases	41,780	6,384	12,376	9,876	13,144
Purchase obligations (2)	34,241	34,241	—	—	—
Other long-term obligations (3)	35,385	241	496	2,387	32,261
Total	$1,074,775	$98,535	$127,603	$492,717	$355,920
________________________
(1)	Includes principal and interest payments.

(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incident to the ordinary conduct of business.

(3)
Other long-term obligations include share-based payment obligations of $1.9 million, environmental remediation obligations of $3.5 million, accrued compensation and pension benefits of $2.7 million, deferred income taxes of $21.5 million, accrued swap liability of $5.3 million and other obligations of $0.5 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our allowance for sales returns was $0.7 million and $0.6 million at September 30, 2008 and December 31, 2007, respectively.

Allowance for Doubtful Accounts.  We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.  Our allowance for doubtful accounts was $0.6 million at both September 30, 2008 and December 31, 2007.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services.  If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.  We performed an interim impairment test on the goodwill and other indefinite life intangible assets during the first nine months of 2007, and as a result, recorded an impairment charge of $82.3 million.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third-party appraisal services.  During the nine months ended September 30, 2008, we performed an impairment analysis resulting from the closure of our facility in Memphis, Tennessee which resulted in an impairment charge of $0.7 million.

Self Insurance Reserves.  We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third-party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self-insured workers’ compensation and employee health benefits at September 30, 2008 and December 31, 2007 were $4.3 million and $2.9 million, respectively.

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

Share Based Payments.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method, which requires that we record stock compensation expense for all unvested and new awards as of the adoption date.  Under the fair value provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the underlying value of the common stock, the expected term of stock options, expected volatility of the underlying stock, and the number of stock-based awards expected to be forfeited due to future terminations.  In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals.  Differences between actual results and these estimates could have a material impact on our financial results.

Income Taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss require change, material differences could impact the amount and timing of income tax benefits or payments for any period.

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

Hedge Accounting.  We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our Amended Credit Agreement.  We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Our swap agreement qualifies for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria.  We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”).  DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement.  To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective.  The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.  A material change in these assumptions could cause our hedge to be considered ineffective.  If our swap agreement is not treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations.

During the three months ended September 30, 2008, management determined that our swap was ineffective during this period, which increased our net loss by $0.4 million for the three and nine months ended September 30, 2008.  We expect that, in the future, the swap will regain effectiveness and remain so for the remainder of the swap contract.

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

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our Amended Credit Agreement for which we have an outstanding balance at September 30, 2008 of $389.0 million with an interest rate of 5.29%. We have entered into interest rate swap and collar agreements to limit our exposure to variable interest rates.  At September 30, 2008, the notional amount of the swap contract was $200.0 million, and will decrease to $150.0 million on February 27, 2009, to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At September 30, 2008, we also had an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on a portion of our LIBOR-based variable rate debt.  At September 30, 2008, the notional amount of the collar contract in place was $75.0 million and will mature on February 27, 2009.  The Company will receive variable rate payments during the term of the collar contract when and if the three-month LIBOR rate exceeds the 5.84% ceiling.  The Company will make variable rate payments during the term of the collar contract when and if the three-month LIBOR rate is below the 3.98% floor.  During the period when our interest rate swap and collar agreements are in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.  Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $4.0 million per year.

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

                Evaluation of Disclosure Controls and Procedures:   Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of material weaknesses in our internal control over financial reporting that existed at December 31, 2007, which are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, and which were not fully remediated prior to September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

As also described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008, the Company has taken steps to improve its level of technical accounting proficiency within its accounting staff. These steps have included the hiring of a Chief Accounting Officer as well as implementing a process of formal review of technical accounting matters by this individual and their staff.  In addition the Company has engaged the services of an external income tax consulting firm. The Company has implemented a process to identify and evaluate all tax matters with the assistance of this firm to ensure that material items are accounted for and reported accurately.

Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company.  The implementation of Oracle during the first nine months of 2008 modified our existing controls at three manufacturing locations as they migrated to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water (“PAW”) announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and sought a $300 million award.  In July 2008, the plaintiff withdrew this lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended September 30, 2008.

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

Accellent Inc.

November 14, 2008	By:	/s/ Robert E. Kirby
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

November 14, 2008	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*Filed herewith.