Form 10-K
period 2008-12-31
ACCELLENT INC
filed 2009-04-01
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

Form 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008: not applicable

As of March 27, 2009, 1,000 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  In some cases, these “forward looking statements” can be identified by the use of words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the company” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Transaction (as described below).  Financial information reported in this Form 10-K includes the financial results of each acquired company since each respective acquisition date.

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We focus on what we believe are the largest and fastest growing segments of the medical device market including cardiology, endoscopy, orthopaedics, drug delivery and neurology. Our customers include the leading medical device companies in the world including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker and Zimmer. We provide our customers with reliable, high-quality, cost-efficient integrated outsourcing solutions that span the complete supply chain spectrum.

Our design, development and engineering, precision component manufacturing, device assembly and supply chain management services provide multiple strategic benefits to our customers. We help speed our customers’ products to market, lower their manufacturing costs, provide capabilities that they do not possess internally and enable our customers to concentrate their resources where they maximize value, including clinical education, research and sales and marketing.

We maintain long-term relationships with our largest customers and work closely with them in the design, testing, prototyping, validation and production of their products. In many cases, we have partnered with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers and often become the sole supplier of the manufacturing and engineering services that we provide to our customers. Many of the end products we produce for our customers are regulated by the FDA, which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers through the multiple validations of our manufacturing process required to ensure high quality and reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high switching costs for transferring product lines once a product is in production. Typically, once our customers have started production of a certain product with us, they do not move this product to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been previously validated.

We generate significant revenues from a diverse range of products that generally have long product life cycles. The majority of our revenues are generated by high value, single use products that are either regulated for one-time use, implanted into the body or are considered too critical to be re-used. We currently work with our customers on over 10,000 stock keeping units, providing us with tremendous product diversity across our customer base.

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

In connection with the Merger, entities affiliated with KKR and entities affiliated with Bain Capital (“Bain”) made an equity investment in Accellent Holdings Corp. of approximately $611 million, with approximately $30 million of additional equity rolled over by 58 members of management at the time of the Transaction. The equity rolled over by management included approximately $19 million of equity in stock options of Accellent Inc. that was exchanged for stock options in Accellent Holdings Corp., approximately $1 million of after-tax stock option proceeds used by management to acquire common stock of Accellent Holdings Corp, and $10 million of preferred stock of Accellent, Inc. exchanged for $10 million of common stock of Accellent Holdings Corp. The equity rolled over by management in the form of stock options included approximately $14 million of equity rolled over by our executive officers, which was comprised of eight individuals. In addition, in connection with the Transaction, we:

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

Acquisitions by the Company

On September 12, 2005, we acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell, a manufacturing and engineering firm engaged in design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.

On October 6, 2005, we acquired 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, a manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments.

The Campbell and MTG acquisitions are referred to collectively as the “2005 Acquisitions.”

Industry Background

We focus on the largest and fastest growing end markets within the medical device industry: cardiology, orthopaedics, endoscopy, neurology and drug delivery.  These end markets are attractive based on their large size, significant volume growth, strong product pipelines, competitive environment and a demonstrated need for our high-quality manufacturing and engineering services.  We believe medical device companies that participate in one or more of these markets will generate demand growth and outsourcing opportunities related to the end markets in which they operate.

We believe that demand growth in the target end markets is driven primarily by the following:

Aging Population
The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 4% over the next several years, while the number of individuals in the United States over the age of 55 is projected to grow approximately 14% in that same time. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

Active Lifestyles
As people live longer, more active lives, the adoption of medical devices such as orthopaedic implants and arthroscopy devices has grown. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

Advances in Medical Device Technology
The development of new medical device technology is driving growth in the medical device market. Examples include neurostimulation, minimally invasive spinal repair, vascular stenting and innovative implantable defibrillators, all of which are increasingly being adopted in the medical community because of the significant demonstrated patient benefits.

Increased Global Utilization
The global medical device market is largely concentrated in North America, Western Europe and Japan. As these populations grow and age, medical device volume growth increases.  In addition, increased global utilization of medical devices further adds to medical device volume growth. Lastly, emerging countries in Asia, South America and Eastern Europe are also increasing their consumption of medical devices due to enhanced awareness and increasing financial flexibility.

Increase in Minimally Invasive Technologies
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

The chart below provides a few examples of target markets, market segments, and the customer products that utilize our products and services .

Target Market		Market Segment		Customer Products

Cardiology	•	Cardiac Rhythm Management	•	Pacemakers and Implantable Defibrillators
			•	Implantable Conductor Leads and Implant Tools
			•	Procedure Tools and Accessories
	•	Cardiovascular	•	Cardiac and Peripheral Stents
			•	Guidewires, Guide Catheters, & Delivery Systems
	•	Cardiac Surgery	•	Heartvalves
			•	Perfusion Cannulae and Kits
			•	Vein Grafting and Bypass Instruments

Neurology	•	Deep Brain and Vagal Nerve	•	Implantable Pulse Generators

Target Market		Market Segment		Customer Products

			•	Implantable Stimulation Leads
			•	Procedure Instruments and Accessories
	•	Spinal Cord Stimulation	•	Implantable Pulse Generators
			•	Implantable Stimulation Leads
			•	Procedure Instruments and Accessories
Orthopaedics	•	Joint	•	Hip, Knee and Shoulder Implants
			•	Surgical and Navigational Instruments
	•	Spinal	•	Vertebral Body Repair and Fusion
			•	Disc Repair and Replacement
			•	Procedure Instruments and Accessories
	•	Arthroscopy	•	Arthroscopes
			•	Shaver Blades, Suture Anchors, and Tools
	•	Trauma	•	Maxillofacial and Cranial Repair
			•	External and Extremity Repair
Endoscopy	•	Gastrointestinal	•	Biopsy Forceps
			•	GERD and pH Diagnostics and Therapy
	•	Urology	•	Stone Retrieval Systems
			•	Gynecology and Birth control Devices
			•	Prostate Removal and Care Devices
	•	Laparoscopy	•	Harmonic Scalpel Blades and Surgical Tools
			•	Forceps and Biopsy Devices
			•	Procedural Tools and Accessories
Drug Delivery	•	Implantable and External Pumps	•	Metal and Polymer Pumps
			•	Drug Delivery Catheters
			•	Pump Drug Replenishment Systems
	•	Inhalers and Sprays	•	Complete Delivery Systems

Medical Device Companies in Our Key Target End Markets Are Outsourcing Manufacturing, Design and Engineering

 As medical devices have become more technically complex, the demand for precision manufacturing capabilities and related engineering services has increased significantly. Many of the leading medical device companies in our end markets are increasingly utilizing third-party manufacturing and engineering providers as part of their business and manufacturing strategies. Outsourcing allows medical device companies to take advantage of the manufacturing technologies, manufacturing process experience and expertise, economies of scale, and supply chain management of third-party manufacturers.  Most importantly, outsourcing enables medical device companies to concentrate their resources to create value including clinical education, research and development and sales and marketing.

Medical device companies carefully select their manufacturing and engineering outsourcing partners primarily based on quality and reliability. Medical devices companies require stringent validation processes and manufacturing standards to ensure high quality production and reliable delivery. These processes may include inspection by the FDA of the manufacturing facilities in connection with products undergoing pre-market regulatory review.  The validation and approval process for third-party manufacturing requires a significant amount of time and engineering resources that often result in long-term relationships.  As a result, we believe that medical device companies increasingly seek to reduce the number of suppliers they use by consolidating with a limited number of strategic partners with demonstrated track records. We believe that medical device companies choose their strategic outsourcing partners based on the partner’s ability to:

•	Provide comprehensive precision manufacturing and engineering capabilities
•	Deliver consistently high quality and highly reliable products at competitive prices
•	Assist in rapid time-to-market and time-to-volume manufacturing requirements
•	Manage a comprehensive, global supply chain

We believe our current target market will continue to increase due to both the growth in medical device end markets and an increase in outsourcing by medical device companies. Key factors driving increased penetration in outsourcing include:

Increasing Complexity of Manufacturing Medical Device Products
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

Desire to Accelerate Time-to-Market With Innovation
The leading medical device companies are focused on clinical education, research and development and sales and marketing in order to maximize the commercial potential for new products. For these new products, the medical device companies are attempting to reduce development time and compete more effectively. Outsourcing enables medical device companies to accelerate time-to-market and clinical adoption.

Reduced Product Development and Manufacturing Costs
We provide comprehensive services, including design and development, raw material sourcing, component manufacturing, final assembly, quality control and sterilization and warehousing and delivery, to our customers, often resulting in lower total product development costs.

Rationalization of Medical Device Companies’ Existing Manufacturing Facilities
Medical device companies are continually looking to reduce costs and improve efficiencies within their organizations. As medical device companies rationalize their manufacturing base as a way to realize cost savings, they are increasingly turning to outsourcing. Through outsourcing, medical device companies can reduce capital requirements and fixed overhead costs, as well as benefit from the economies of scale of the third-party manufacturer.

Increasing Focus on Clinical Education, Research and Development and Sales and Marketing
We believe medical device companies are increasingly focusing resources on clinical education, research and development and sales and marketing. Outsourcing enables medical device companies to focus greater resources on these areas while taking advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers.

Competitive Strengths

Our competitive strengths make us a preferred strategic partner for many of the leading medical device companies and position us for profitable growth. Our preferred provider status is evidenced through our long-term customer relationships, sourcing agreements and/or by official designations.

Market Leader
We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

Strong Long-Term Strategic Partnerships with Targeted Customers
We believe we are considered a preferred strategic partner of manufacturing and engineering services by many of our customers. Our highly focused sales teams are dedicated to serving the leading medical device manufacturers. With our large customers, we generate diversified revenue streams across separate divisions and multiple products. As a result, we are well-positioned to compete for a majority of our customers’ outsourcing needs and benefit as our customers seek to reduce their supplier base.

Breadth of Manufacturing and Engineering Capabilities
We provide a comprehensive range of manufacturing and engineering services, including: design, testing, prototyping, production and device assembly, as well as comprehensive global supply chain management services. We have made significant investments in precision manufacturing equipment, proprietary manufacturing processes, information technology and quality systems.. In addition, our internal research and development team has developed innovative automation techniques that create economies of scale that can reduce production costs and enable us to manufacture many products at lower costs than our customers and competitors.

Reputation for Quality
We believe that we have a reputation as a high quality manufacturer. Our manufacturing facilities follow a single uniform quality system and are ISO 13485 certified, a quality standard that is specific to medical devices and the most advanced level attainable. Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers’ selection of a strategic manufacturing partner. As a result, our systems and experience provide us with an advantage as large medical device companies partner with successful, proven manufacturers who have the systems necessary to deliver high quality products that meet or exceed their own quality standards.

Strategic Locations
We believe that the proximity of our design, prototyping and engineering centers to our major customers and the advantageous location of our manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers near Boston, Massachusetts and Minneapolis, Minnesota, and our manufacturing centers in Galway, Ireland, and near Minneapolis, Minnesota are strategically located near our major customers. In addition, our Juarez, Mexico facility provides our customers with low-cost manufacturing and assembly capabilities.

Experienced and Committed Management Team
We have a highly experienced management team.  Members of our management team also have extensive experience in mergers, acquisitions and integrations.

Business Strategy

Our primary objective is to follow a focused and profitable growth strategy.  We intend to strengthen our position as a leading provider of outsourced precision manufacturing and engineering services to our target markets through the following activities:

Grow Our Revenues
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

Increase Manufacturing Efficiencies
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

Leverage Design and Prototyping Capabilities and Presence
We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations and equipment. We currently have design facilities near Minneapolis, Minnesota and Boston, Massachusetts. We believe being involved in the initial design and prototyping of medical devices positions us favorably to capture the ongoing manufacturing business of these devices as they move to volume production.

Provide an Integrated Supply Chain Solution
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

Selectively Pursue Complementary Acquisitions
Our first priority is to strengthen our core competencies.  However, given the fragmented nature of the medical device outsourcing industry and the opportunity this presents, we will selectively pursue complementary acquisitions which would allow us to expand our scope and scale to further enhance our offering to our customers.

Capabilities

As outsourcing by medical device companies continues to grow, we believe that our customers’ reliance upon the breadth of our capabilities increases. Our capabilities include Design and Engineering, Precision Component Manufacturing, Device Assembly and Supply Chain Management.

Design and Engineering We offer design and engineering services that include product design engineering, design for manufacturability, analytical engineering, rapid prototyping and pilot production. We focus on providing design solutions to meet our customers’ functional and cost needs by incorporating reliable manufacturing and assembly methods. Through our engineering design services, we engage our customers early in the product development to reduce their manufacturing costs and accelerate the development cycle.

Capability	Description & Customer Application
Product Design Engineering	Computer Aided Design (CAD) tool used to model design concepts which supports the design portion of the project, freeing customers’ staff for additional research
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
Short run manufacturing in a controlled environment utilizing significant engineering support to optimize process prior to production transfer, which provides opportunity to validate manufacturing process before placement in a full scale manufacturing environment

Precision Component Manufacturing  We utilize a broad array of manufacturing processes to produce metal and plastic based medical device components. These include metal forming, machining and molding and polymer molding, machining and extrusion processes.

Capability	Description & Customer Application
Tube Drawing	Process to manufacture miniature finished tubes or tubular parts used in stents, cardio catheters, endoscopic instruments and orthopaedic implants
Wire Drawing	Process to manufacture specialized clad wires utilized in a variety of cardiology and neurological applications
Wire Grinding & Coiling	Secondary processing of custom wires to create varying thicknesses or shapes (springs) used in guidewires and catheters for angioplasty and as components in neurological applications
Micro-Laser Cutting	Process uses a laser to remove material in tubular components resulting in tight tolerances and the ability to create the “net like” shapes used in both cardiology and peripheral stents
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

Device Assembly  Device assembly is being driven by medical device companies’ focus on more products being released in shorter timeframes. To fulfill this growing need, we provide contract manufacturing services for complete/finished medical devices at our U.S., Mexico and Ireland facilities. We provide the full range of assembly capabilities defined by our customers’ needs, including packaging, labeling, kitting and sterilization.

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
Marking/Labeling & Sterile Packaging
Use of laser or ink jet marking or pad printing methods for product identification, branding and regulatory compliance; applying packaging methods such as form-fill-seal or pouch-fill-seal to package individual medical products for sterilization and distribution

Supply Chain Management  Our supply chain management services encompass the complete order fulfillment process from raw material to finished devices for entire product lines. This category of capabilities is an umbrella for the capabilities listed above, including design and engineering, component manufacturing device assembly raw materials sourcing, quality control/sterilization and warehousing and delivery, described below.

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

Business Segments

During the fourth quarter of 2007 we re-aligned the Company to better reflect the consolidation of our sales, quality, engineering and customer services into one centrally managed organization designed to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopaedic.  During prior periods, we had determined that the three reporting units met the segment aggregation criteria of paragraph 17 of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and therefore were treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Customers

Our customers include the leading worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy, orthopaedics, drug delivery and neurology markets. We maintain strong relationships with our customers by delivering highly customized and engineered finished goods, assemblies, and components for their markets. For the year ended December 31, 2008, approximately 95% of our net sales were derived from medical device companies.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. For the twelve months ended December 31, 2008, our 10 largest medical device customers accounted for approximately 62% of our net sales.  In particular, Johnson & Johnson, Medtronic and Boston Scientific each accounted for more than 10% of our net sales for the twelve months ended December 31, 2008.  We provide a multitude of products and services to our customers across their various business units.

We also have established customer relationships with companies outside of the medical device market which accounted for less than 5% of our net sales for 2008. Our industrial customers service the electronic, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in such products as high density discharge lamps, fiber optics, motion sensors and power generation.

We believe that our customers are attractive based on their large size, significant volume growth, and strong product pipelines.  Due to their rapidly growing and evolving markets, our customers continue to seek ways to maximize shareholder return, reduce costs, and speed innovation and time to market by outsourcing manufacturing and engineering services.  Additionally, they have been increasingly willing to outsource their needs with us based on our proven quality, preferred supplier status, and strong relational partnerships.

Our firm order backlog at December 31, 2008 totaled approximately $220.0 million.  Substantially all of these orders are expected to be shipped within one year.

International Operations

For the twelve months ended December 31, 2008, approximately 21% of our sales were to customers outside of the United Sates.  International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles.  See note 13 to our consolidated financial statements for information regarding sales and long-lived assets by country.

Information Technology

We are in the process of installing the Oracle 11i enterprise resource planning, or ERP, system across our primary manufacturing facilities.  This project entails upgrading and deploying a common implementation of ERP functionality at these facilities.  We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing the latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, CAD, and computer aided manufacturing, CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We deploy our systems to provide direct business benefits to us, our customers and our suppliers.

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

We continue to develop intellectual property primarily in the areas of process engineering and materials development for the purpose of internal proprietary utilization. Our intellectual property enhances our production capabilities and improves margins in our manufacturing processes while providing competitive differentiation. Examples of technologies developed include improvements in micro profile grinding, polymer micro tube manufacturing, metal injection molding and surface enhancement methods for surgical implants.

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

In addition, we are a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, non-exclusive rights to utilize patents held by third parties in connection with precision metal injection manufacturing technology.

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

Government Regulation

 Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations and have in the past paid civil penalties and taken corrective measures for violations of environmental laws. In anticipation of proposed changes to air emission regulations, we have incorporated advanced air emission control technologies at one of our manufacturing sites which uses a regulated substance. To date, such matters have not had a material adverse impact on our business or financial condition. However, we cannot assure you that such matters will not have a material impact on us in the future.

In prior years, we have entered into several settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements have had a material adverse impact on our business or financial condition.

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. Pursuant to such laws in 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation (“UTI”), our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI’s Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented, and is operating successfully, a contamination treatment system approved by the EPA.  Other of our subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2008, we have a long-term liability of $3.4 million related primarily to the Collegeville remediation.  We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

 We are a medical device and component manufacturing and engineering services provider.  Some of the products that we manufacture are finished medical devices or components that go into finished medical devices.  The manufacturing processes used in the production of these products  are subject to FDA regulatory-inspection, and must comply with FDA regulations, including its Quality System Regulation, or QSR. The QSR requires manufacturers of  medical devices to follow elaborate design, testing, control, documentation and other quality assurance procedures during the  manufacturing process. The QSR governs manufacturing activities broadly defined to include activities such as product design, manufacture, testing, packaging, labeling, distribution and installation. . Our FDA registered facilities are subject to FDA inspection at any time for compliance with the QSR and other FDA regulatory requirements. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. In some cases, failure to comply with the QSR could prevent or delay our customers from gaining approval to market their products. Our products must also comply with state and foreign regulatory requirements.

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

Employees

As of December 31, 2008, we had 3,402 employees. We also employ a number of temporary employees to assist with various projects. Other than some employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

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

We have a substantial amount of indebtedness which may adversely affect our ability to operate our business and our cash flow, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2008, our total indebtedness, excluding debt discounts, was approximately $709.0 million. We also have an additional $42 million available for borrowing under the revolving portion of our senior secured credit facility at December 31, 2008.  We also are permitted to incur up to an additional $100 million of senior secured debt under our senior secured term loan facility at the option of participating lenders subject to certain conditions.

Our substantial indebtedness could have important consequences, including:

•	Increased difficulty for us in making principal and interest payments on our senior subordinated notes;

•	Increased vulnerability to general economic and industry conditions;

•
A requirement that a substantial portion of cash flow from operations be allocated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations and capital expenditures and to invest in future business opportunities;

•	Exposure to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facility, carry variable rates of interest;

•	Restrictions on our ability to make strategic acquisitions or our ability to make non-strategic divestitures;

•	Limitations on our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	Disadvantages compared to our competitors who have less debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture governing our senior subordinated notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

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

In addition, under the senior secured credit facility, we are required to satisfy specified financial maintenance ratios, or covenants. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not be able to meet these ratios and tests in future periods. A breach of any of these covenants could result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facility and the notes.

The covenants referenced above include a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Interest Coverage Ratio”).  Both of these ratios are calculated as of the end of each fiscal quarter on a trailing four quarter basis.  For the four quarter period ended December 31, 2008, our Leverage Ratio was 6.66 versus a maximum of 8.0.  The maximum permitted Leverage Ratio under such facility adjusts down to 7.00 for the four quarter period ended December 31, 2009.  For the four quarter period ended December 31, 2008, our Interest Coverage Ratio was 1.70 versus a required minimum of 1.35.  The required minimum Interest Coverage Ratio adjusts up to 1.55 for the four quarter period ended December 31, 2009.  Although we are currently meeting these debt covenants, we may not meet the Leverage Ratio or Interest Coverage Ratio in future periods.  Failure to meet these ratios could result in the requirement to repay all amounts outstanding under our senior secured credit facility and also restrict our ability to incur additional indebtedness in accordance with the indenture governing the senior subordinated notes.

These covenants also may restrict our ability to pursue complementary acquisitions in the future, which may represent a portion of our growth strategy.  As a result, our business, operating results, financial condition or growth prospects could be adversely affected, particularly if other medical device companies consolidate to create new companies with greater market power.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

During 2008, cash flows from operating, investing, and financing activities provided a net increase in cash and cash equivalents of approximately $9.3 million.  Net re-payments on the revolving credit portion of our senior secured credit facility were $11.0 million.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Many of our customers require us to adopt and comply with specific quality standards, and they periodically audit our performance. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers and our sales could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices using multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components could be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

Our business could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis.

We are subject to the effects of general global economic and market conditions, including the current recession. In addition, the crisis in the banking sector and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. If these conditions persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. Possible consequences from the recession and financial crisis on our business, include reduced customer demand, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.  In addition, as a result of the current economic crisis we may find it more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future.

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

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the year ended December 31, 2008 our ten largest customers accounted for approximately 62% of our net sales. In particular, Johnson & Johnson, Medtronic and Boston Scientific each accounted for more than 10% of our net sales for the year ended December 31, 2008.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

We may not be able to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

Our design, manufacturing and assembly business has grown partly as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. Protecting intellectual property rights and maximizing control over regulatory compliance are among factors that may influence medical device companies to keep production in-house. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our sales to decline, and we may be limited in our ability, or unable to continue, to grow our business.

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

Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:

•	The fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in sales;

•
Changes in the relative portion of our sales represented by our various products, which could result in reductions in our profits if the relative portion of our sales represented by lower margin products increases;

•	Introduction and market acceptance of our customers’ new products and changes in demand for our customers’ existing products;

•	The accuracy of our customers’ forecasts for future production requirements;

•	Timing of orders placed by our principal customers that account for a significant portion of our revenues;

•	Future price concessions as a result of pressure to compete;

•	Cancellations by customers which may result in recovery of only our costs;

•	The availability of raw materials, including nitinol, elgiloy, tantalum, stainless steel, columbium, zirconium, titanium, gold, silver and platinum;

•	Increased costs of raw materials, supplies or skilled labor;

•	Our effectiveness in managing our manufacturing processes; and

•	Changes in the competitive and economic conditions generally, or in our customers’ markets.

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

As we rationalize manufacturing capability and shift production to more economical facilities, our customers may evaluate their outsourcing requirements and decide to use the services of our competitors or move design and production work back to their own internal facilities. For some customers, geographic proximity to the outsourced design or manufacturing facility may be an important consideration and changes we may make in manufacturing locations may lead them to no longer use our services for future work. If our customers reallocate work among outsourcing vendors or complete design or production in their own facilities, we would lose business, which could impair our growth and operating results. Further, unanticipated delays or difficulties in facility consolidation and rationalization of our current and future facilities could cause interruptions in our services which could damage our reputation and relationships with our customers and could result in a loss of customers and market share.

If we do not respond to changes in technology, our manufacturing, design and engineering processes may become obsolete and we may experience reduced sales and lose customers.

We use highly engineered, proprietary processes and highly sophisticated machining equipment to meet the critical specifications of our customers. Without the timely incorporation of new processes and enhancements, particularly relating to quality standards and cost-effective production, our manufacturing, design and engineering capabilities will likely become outdated, which could cause us to lose customers and result in reduced sales or profit margins. In addition, new or revised technologies could render our existing technology less competitive or obsolete or could reduce demand for our products and services. It is also possible that finished medical device products introduced by our customers may require fewer of our components or may require components that we lack the capabilities to manufacture or assemble. In addition, we may expend resources on developing new technologies that do not result in commercially viable processes for our business, which could adversely impact our margins and operating results.

Inability to obtain sufficient quantities of raw materials and production feedstock could cause delays in our production.

Our business depends on a continuous supply of raw materials and production feedstock. Raw materials and production feedstock needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, changes in economic climates or other unforeseen circumstances. Failure to maintain our supply of raw materials and production feedstock could cause production delays resulting in a loss of customers and a decline in sales. Due to the supply and demand fundamentals of raw material and production feedstock used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials and production feedstock may increase our expenses and affect our operating results. The principal raw materials and production feedstock used in our business include platinum, stainless steel, titanium, copper, tantalum, cobalt chromium, niobium, nitinol, hydrogen, natural gas and electricity. In particular, tantalum and nitinol are in limited supply. For wire fabrication, we purchase most of our stainless steel wire from an independent, third party supplier. Any supply disruptions from this supplier could interrupt production and harm our business.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

We have international manufacturing operations in Europe and Mexico. We also receive a portion of our net sales from international sales, approximately 7% of which is generated by exports from our facilities in the United States and the remainder is generated by sales from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

•
Fluctuations in the value of currencies could cause exchange rates to change which would impact our profitability; changes in labor conditions and difficulties in staffing and managing foreign operations, including labor unions, could lead to delays or disruptions in production or transportation of materials or our finished products;

•
Greater difficulty in collecting accounts receivable due to longer payment cycles, which can be more common in our international operations, could adversely impact our operating results over a particular fiscal period; and

•
Changes in foreign regulations, export duties, taxation and limitations on imports or exports could increase our operational costs, impose fines or restrictions on our ability to carry on our business or expand our international operations.

We may expand into new markets or new products and our expansion may not be successful.

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

Federal, state and local laws impose various environmental controls on the management, handling, generation, manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used or generated in the manufacturing of our products. If we fail to comply with any present or future environmental laws, we could be subject to fines, corrective action, other liabilities or the suspension of production. We have in the past paid civil penalties for violations of environmental laws. To date, such matters have not had a material adverse impact on our business or financial condition. However, we cannot assure you that such matters will not have a material impact on us in the future.

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

Changes in environmental laws may result in costly compliance requirements or otherwise subject us to future liabilities. For example, in anticipation of proposed changes to air emission regulations, we are incorporating new air emission control technologies at one of our manufacturing sites which use a regulated substance.  We have spent approximately $1.6 million in capital expenditures to implement this new air emission technology.  In addition, to the extent these changes affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our sales could decline.

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

Our earnings and financial condition could suffer if we or our customers become subject to product liability claims or recalls. We may also be required to spend significant time and money responding to investigations or requests for information related to end-products of our customers.

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

A substantial amount of our assets represents goodwill, and our earnings will be reduced if our goodwill becomes impaired.

As of December 31, 2008, our goodwill, net represented approximately $629.9 million, or 57.3%, of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value.  If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. During the year ended December 31, 2007 the Company recorded impairment charges of $217.3 million.  We could be required to recognize additional reductions in our earnings caused by the write-down of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.  See note 4 to our consolidated financial statements for goodwill and other intangible assets.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our senior secured credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market.  These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the year ended December 31, 2008 these industrial operations accounted for approximately 5% of our net sales. Historically, net sales from these operations have been highly cyclical.  Additionally, a significant portion of our orthopaedic sales are for instruments used in implant procedures.  Our sales from orthopaedic instrumentation related products are directly related to the timing of product launches by our customers.  Delays in product releases by our orthopaedic customers can result in increased volatility in our net sales.  We cannot predict when volume volatility will occur and how severely it will impact our results of operations.

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

Our business could be materially adversely affected as a result of war or acts of terrorism.

Terrorist acts or acts of war may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have a material adverse effect on our business, results of operations or financial condition. Such conflicts may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of components and distribution of products.

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

Affiliates of KKR and Bain, which we refer to collectively as our Sponsors, approve significant business decisions and certain policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with our interests. For example, the Sponsors and certain of their affiliates are in the business of making investments in companies and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Further, if the Sponsors pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence our decisions.

Subsequent to December 31, 2008 our internal controls over financial reporting may not be effective and we may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent registered public accounting firm to attest to, their internal controls over financial reporting. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control – Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008. Our independent registered public accounting firm will not be required to issue an attest report on the effectiveness of our internal controls over financial reporting until December 31, 2009. If we are not be able to certify as to the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire of additional personnel. Any such action could negatively affect our results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

 We lease 19 facilities and own 6 facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease

Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	128,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado	40,000	Lease
Hamburg, New York	18,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Orchard Park, New York	46,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	66,000	Lease
South Plainfield, New Jersey	6,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	10,000	Lease
Trenton, Georgia	32,000	Own
Upland, California	50,000	Lease
Watertown, Connecticut	46,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	22,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	16,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	11,000	Lease
Total	1,153,000
___________________

Item 3.	Legal Proceedings

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and sought a $300 million award.  In July 2008, the plaintiff withdrew this lawsuit.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

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

No dividends have been declared on our common stock during the last two fiscal years.

Item 6.	Selected Financial Data

As a result of the Transaction, our selected historical consolidated financial data are presented in two periods, the Predecessor Period, which refers to our fiscal year ended December 31, 2004 and the period from January 1, 2005 up to the date of the Transaction, or November 22, 2005, and the Successor Period which refers to the period subsequent to the Transaction and ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008.  We refer to the period from January 1, 2005 to November 22, 2005 as the “2005 Predecessor Period,” and the period from November 23, 2005 to December 31, 2005 as the “2005 Successor Period.” The operating data for the years ended December 31, 2006, 2007 and 2008 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2007 and 2008 was derived from our audited consolidated balance sheets included elsewhere in this Form 10-K.  The balance sheet data as of December 31, 2004, 2005 and 2006 and the operating data for the year ended December 31, 2004 and the 2005 Predecessor Period and the 2005 Successor Period were derived from our audited financial statements that are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor		Successor
	Twelve Months Ended December 31,	Period From January 1 to November 22,	Period From November 23 to December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2004	2005	2005	2006	2007	2008
	(In thousands)
STATEMENT OF OPERATIONS DATA(1):
Net sales	$320,169	$411,734	$49,412	$474,134	$471,681	$525,476
Cost of sales	234,396	283,029	44,533	337,043	349,929	386,143
Gross profit	85,773	128,705	4,879	137,091	121,752	139,333
Selling, general and administrative expenses	45,912	71,520	7,298	58,458	52,454	58,814
Research and development expenses	2,668	2,655	352	3,607	2,565	2,924
Restructuring and other charges(2)	3,600	4,154	311	5,008	729	3,209
Merger related costs(3)	—	47,925	8,000	—	(67)	—
Amortization of intangibles	5,539	5,730	1,839	17,205	15,506	14,939
Impairment of goodwill and intangibles(4)	—	—	—	—	251,253	—
Income (loss) from operations	28,054	(3,279)	(12,921)	52,813	(200,688)	59,447
Other income (expense):
Interest expense, net	(26,879)	(43,233)	(9,301)	(65,338)	(67,367)	(65,257)
Other(5)	(3,312)	(29,985)	198	(727)	(1,435)	(2,817)
Total other expense	(30,191)	(73,218)	(9,103)	(66,065)	(68,802)	(68,074)
Loss before income taxes	(2,137)	(76,497)	(22,024)	(13,252)	(269,490)	(8,627)
Income tax expense	3,483	5,816	478	5,307	5,391	4,689
Net loss	$(5,620)	$(82,313)	$(22,502)	$(18,559)	$(274,881)	$(13,316)

OTHER FINANCIAL DATA(1):
Cash flows provided by (used in):
Operating activities	$22,231	$34,729	$(81,961)	$26,833	$8,218	$41,996
Investing activities	(227,376)	(74,418)	(802,852)	(30,284)	(23,806)	(15,734)
Financing activities	217,071	38,032	879,342	(2,642)	18,280	(17,001)
Capital expenditures	13,900	22,896	6,265	30,744	23,952	17,363
Depreciation and amortization	16,152	20,047	3,057	34,173	35,378	35,636
Impairment	—	—	—	—	251,253	—
EBITDA(6)	40,894	(13,217)	(9,666)	86,259	(166,745)	92,266
Adjusted EBITDA(6)	79,652	96,144	9,321	101,661	86,606	103,974
Ratio of earnings to fixed charges(7)	—	—	—	—	—	—
Deficiency of earnings to fixed charges	2,137	76,497	22,024	13,252	119,740	8,627

BALANCE SHEET DATA (at period end)(1):
Cash and cash equivalents	$16,004	—	$8,669	$2,746	$5,688	$14,525
Total assets	600,229	—	1,408,448	1,373,594	1,122,365	1,102,731
Total debt	368,052	—	701,092	700,529	721,201	706,536
Total stockholder’s equity	137,461	—	618,800	586,260	311,995	302,173

(1)
We acquired MedSource on June 30, 2004, Campbell on September 12, 2005 and MTG on October 6, 2005. All acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in our financial statements at their fair market values and the operating results of the acquired companies are reflected commencing on the date of acquisition.

(2)
In connection with the MedSource acquisition, we identified $9.3 million of costs associated with eliminating duplicate positions and plant consolidations, which was comprised of $8.6 million in severance payments, and $0.6 million in lease and other contract termination costs. Severance payments related to approximately 370 employees in manufacturing, selling and administration which were paid by the end of 2008. The cost of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In connection with the Merger, we identified $0.4 million of costs associated with reductions in staffing levels.  These costs are comprised primarily of severance payments.  Severance payments related to approximately 40 employees in manufacturing, selling and administration and were paid by the end of 2008.  The costs of this restructuring plan was reflected in the purchase price of us by KKR and Bain in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These are subject to change based on the actual costs incurred.

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

The Company recognized $5.0 million of restructuring charges during 2006, including $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs included $2.4 million for the elimination of 111 positions throughout our manufacturing operations as we downsized certain operations and consolidated various administrative functions, $1.0 million for the elimination of 18 corporate staff positions in an effort to streamline our management structure, $0.7 million for the elimination of 317 manufacturing positions at the Juarez, Mexico facility due to the expiration of a customer contract, and $0.2 million to record retention bonuses related to facility closures.  Other exit costs related primarily to the cost to transfer production from former MedSource facilities that were closed to other existing facilities of the Company.

The Company recognized $0.7 million of restructuring charges during 2007 which were comprised of primarily of severance costs.

The Company recognized $3.2 million of restructuring charges during 2008.  Of the total, $2.5 million related to termination benefits recorded related to position eliminations in 2008, and the Company’s closure of its facility in Memphis, Tennessee.    In addition, in connection with this closure, the building and equipment that was not transferred to other of our factories was sold.  The Company recorded approximately $0.7 million of losses on these sales.  These losses on disposal are presented as an element of the restructuring charge for the year ended December 31, 2008 in our consolidated financial statements.

The following table summarizes the recorded accruals and activity related to restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2006	$3,641	$6,540	$10,181
Adjustment for change in estimate for previously recorded restructuring accruals (i)	(1,905)	(6,072)	(7,977)
Restructuring and other charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance, December 31, 2006	1,737	191	1,928
Restructuring and other charges incurred	706	23	729
Less: cash payments	(2,311)	(145)	(2,456)
Balance, December 31, 2007	132	69	201
Restructuring and other charges incurred (ii)	2,499	—	2,499
Less: cash payments	(2,231)	—	(2,231)
Balance, December 31, 2008	$400	$69	$469

i.
The adjustment to restructuring accruals of $8.0 million recorded during the year ended December 31, 2006 is primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

ii.	Excludes a write down of property and equipment to fair value.

(3)
In connection with the Transaction, we incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, legal and accounting fees of $1.1 million and other costs of $1.5 million during the 2005 Predecessor Period.  During the 2005 Successor Period, we recorded an $8.0 million charge for in-process research and development acquired in the Transaction.  In 2007 the remaining accrual of $0.1 million was credited to income.

(4)	The Company recorded an impairment charges for the impairment of goodwill and other intangible assets of $217,299 and $33,954, respectively, during the year ended December 31, 2007.

(5)
For the year ended December 31, 2004 other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of our subsidiaries’ old senior subordinated indebtedness and our senior indebtedness.  For the 2005 Predecessor Periods other income (expense) includes $29.9 million of pre-payment fees in connection with the retirement of our subsidiaries’ $175.0 million senior subordinated notes due 2012.

(6)
We define EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization. Since EBITDA may not be calculated in the same manner by all companies, this measure may not be comparable to similarly titled measures by other companies.  Adjusted EBITDA is defined as EBITDA, adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing the senior subordinated notes and under our senior secured credit facility.  We disclose EBITDA and Adjusted EBITDA to provide additional information to investors about the calculation of certain financial covenants in the indenture governing the senior subordinated notes and under our senior secured credit facility and as a supplemental measure of our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Key Indicators of Financial Condition and Operating Performance” for a discussion of our use of EBITDA and Adjusted EBITDA, certain limitations of EBITDA and Adjusted EBITDA as financial measures, for a reconciliation of net income to EBITDA and a reconciliation of EBITDA to Adjusted EBITDA.

(7)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include: interest expense, whether expensed or capitalized; amortization of debt issuance costs; and the portion of rental expense representative of the interest factor.

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, drug delivery, endoscopy, neurology and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.  During 2008, our 10 largest customers accounted for approximately 62% of revenues with three customers each accounting for greater than 10% of net sales.

During the fourth quarter of 2007 we re-aligned the Company to reflect our efforts to streamline our sales, quality, engineering and customer services into one centrally managed organization to better serve our customers, many of whom service multiple medical device markets.  As a result of this realignment we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopaedic.  Prior to this re-alignment, we had determined that the three reporting units met the segment aggregation criteria of paragraph 17 of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and therefore were treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Net sales are recorded in compliance with Securities and Exchange Staff Accounting Bulletin 104, “Revenue Recognition,” which requires that the following criteria are met:  (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  We recognize revenue based on written arrangements or purchase orders with our customers upon transfer of title of the product or rendering of the service.  Amounts billed for shipping and handling fees are classified as net sales in our consolidated statement of operations.  Costs incurred for shipping and handling fees are classified as cost of sales.  We provide an allowance for estimated future returns against net sales in the period net sales are recorded.  The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our net sales domestically.  For the year ended December 31, 2008, approximately 79% of our net sales were to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers’ ability to forecast their requirements.

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

Restructuring and other charges include severance and costs related to facility closures.

Amortization of intangible assets consist of amortizing the fair value ascribed to finite-lived assets recorded in connection with the Transaction.

Impairment charges consist of charges to write down goodwill and other intangible assets to fair value.

Interest expense relates primarily to the debt incurred to finance the Transaction and the amortization of deferred financing costs.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non financial assets and non financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the financial statements. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.  See Note 12.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.   The Company adopted SFAS 159 effective January 1, 2008 and elected not to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption, or for any financial instruments entered into during the year ended December 31, 2008.

Results of Operations

The following table sets forth our operating data as a percentage of net sales for the years ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2006	2007	2008
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1	74.2	73.5
Gross profit	28.9	25.8	26.5
Selling, general and administrative expenses	12.3	11.1	11.2
Research and development expenses	0.8	0.5	0.6
Restructuring and Other Charges	1.1	0.2	0.6
Impairment of Goodwill and Other Intangible Assets	—	53.3	—
Amortization of Intangible Assets	3.6	3.3	2.8
Income (Loss) from Operations	11.1	(42.5)	11.3

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

Net sales for 2008 were $525.5 million, an increase of $53.8 million, or  11.4%, compared to net sales of $471.7 million for 2007. The increase in net sales is attributable to increased demand for the Company’s products from many of our larger customers totaling approximately $43.6 million, and net price increases totaling approximately $10.2 million, primarily driven by passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Three customers, Johnson & Johnson, Medtronic and Boston Scientific, each accounted for greater than 10% of our net sales for 2008.

Gross Profit

Gross profit for 2008 was $139.3 million, or 26.5% of net sales compared to $121.8 million, or 25.8% of net sales for 2007.  The $17.5 million increase in gross profit resulted from the increase in volume of net sales adding approximately $13.0 million to gross profit for the year ended December 31, 2008 compared to the year ended December 31, 2007, approximately $3.1 million in manufacturing cost savings, and a favorable change in product mix that increased gross profit by approximately $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $58.8 million for 2008 compared to $52.5 million for 2007.  The net $6.3 million increase in SG&A expenses was primarily attributable to a difference in the amounts recorded for stock compensation.  During the year ended December 31, 2008, we recorded approximately $1.0 million in stock compensation expense, of which $0.5 million related to performance based stock awards.  During the year ended December 31, 2007, we recorded a reduction of expense, or credit, of $5.4 million related to stock compensation.  In addition, during the year ended December 31, 2008, sales commission costs increased approximately $1.0 million driven by the increase in net sales and bonus expense related to the Company’s management incentive plan increased $2.5 million.  These increases were offset by lower travel costs of $0.4 million, decreased professional fees of approximately $0.9 million, lower depreciation savings due to lower capital spending in 2008 compared to 2007 of $1.3 million and lower costs related to recruiting and relocation of members of our management group in 2008 compared to 2007.

Research and Development Expenses

Research and development, or R&D, expenses for 2008 were $2.9 million compared to $2.6 million for 2007.  The increase of $0.3 million in 2008 compared to 2007 is related to primarily to increased labor and related costs of $0.3 million.

Restructuring and Other Charges

During the year ended December 31, 2008, the Company recorded $3.2 million of restructuring and other charges consisting of severance costs resulting from both the elimination of 102 positions in manufacturing and administrative functions as part of a company-wide program to reduce costs in February and the closure in 2008 of the Company’s manufacturing facility in Memphis, Tennessee.

In connection with the closure of the Company’s Memphis facility, in addition to termination benefits of approximately $0.9 million, the building and equipment that was not transferred to other of our factories was sold during the year ended December 31, 2008.  The Company recorded approximately $0.7 million of losses on these sales.  These losses are presented as an element of the restructuring charge in the accompanying consolidated financial statements.  At December 31, 2008, approximately $0.4 million related to the closure of the Memphis facility was remained unpaid,  all of which is expected to be paid by December 31, 2009.

We recognized $0.7 million of restructuring charges during the year ended December 31, 2007 consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

Amortization

Amortization of intangible assets was $14.9 million for 2008 compared to $15.5 million for 2007.  The reduction was a result of the impairment of certain intangible assets recorded during 2007, which reduced the amount of assets subject to periodic amortization during 2008.

Interest Expense, net

Interest expense, net, decreased $2.1 million to $65.3 million for 2008, compared to $67.4 million for 2007. The decrease is primarily the result of lower interest rates on the term loan portion of our Credit Facility and lower overall borrowings on both our revolving loan and our term loan during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Other Income (Expenses)

Other income (expense) for the year ended December 31, 2008 includes a loss on our derivative instruments of $4.1 million, $1.6 million of currency exchange gains, $0.4 million related to losses on disposal of property and equipment and $0.1 million of other income.

Income Tax Expense

Income tax expense for 2008 was $4.7 million and consists principally of $2.4 million of deferred income taxes for the difference between book and tax treatment of goodwill, $2.5 million of foreign income taxes offset by a state income tax benefit of $0.4 million.   Income tax expense for 2007 was $5.4 million and included $2.3 million of deferred income taxes for the different book and tax treatment for goodwill, $1.3 million of foreign income taxes and $0.9 million of state income taxes.  At December 31, 2008, we provided a full valuation allowance for our net deferred tax assets and have determined that it is more likely than not that any future benefit from our deferred tax assets will not be realized.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

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

Impairment of Goodwill and Other Intangible Assets

The Company tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets included in the Orthopedic reporting unit were not recoverable since the expected future undiscounted cash flows attributable to their assets were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets to be below their respective carrying values. The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit and in accordance with the requirements of SFAS 142, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the implied fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the implied fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  We recorded an additional impairment charge of $1.3 million for the second quarter of 2007 to revise a preliminary estimate made in the first quarter adjusting the impairment charge to the final determined amount.

In connection with the annual impairment test requirement of SFAS 142, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007 based on our realigned reporting unit structure.  The fair value of the Company was based on both an income approach and market approach, and was determined to be below its carrying value by $54 million.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million recorded during the fourth quarter of 2007.

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in connection with the Transaction, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility.  At December 31, 2008, we had $8.8 million of letters of credit outstanding and $16.0 million of outstanding loans under the revolving portion of our credit facility.  During the year ended December 31, 2008,  a member of the Company’s lending syndicate entered bankruptcy proceedings under the United States bankruptcy protection provisions.  That member’s undrawn revolving loan commitment totaled $6.3 million.  As of December 31, 2008, the Company had not received notice regarding this member’s commitment, however, we believe that the undrawn amount of this member’s commitment may not be available for future borrowing under the revolver.  At December 31, 2008, we had $43.9 million available to borrow under the revolving portion of our senior secured credit facility.

Cash provided by operations was $42.0 million during 2008, compared to $8.2 million in 2007.  The increase in cash provided by operating activities is primarily attributable to improvements in working capital utilization which increased cash provided by operating activities by approximately $11.7 million, $19.5 million of increased cash generated from operating profit and fewer settlements of employee roll-over stock options.

Cash used in investing activities was $15.7 million during 2008 compared to $23.8 million during 2007.  The decrease in cash used for investing activities is due to lower capital asset acquisitions of $6.6 million and an increase in cash generated from the sale of equipment of $1.5 million.

During 2008, cash used in financing activities was $17.0 million compared to cash provided by financing activities of $18.3 million during 2007.  The change in cash provided by (used in) financing activities was primarily to lower borrowings on our revolver during 2008.

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

Capital Expenditures.  Our senior secured credit facility contains restrictions on our ability to make capital expenditures. We may make capital expenditures in each fiscal year in an amount not exceeding the greater of (i) 6% of consolidated net sales for such fiscal year and (ii) (A) for the 2008 fiscal year, $42,500,000, (B) for the 2009 fiscal year, $45,000,000, (C) for the 2010 fiscal year, $47,500,000, (D) for the 2011 fiscal year, $52,500,000; and (E) for the 2012 fiscal year, $55,000,000. The senior secured credit facility also allows us to carry forward unused amounts and to carry back future permitted amounts, in each case on a limited basis. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.  Our planned capital expenditures for 2009 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements.  We expect that these investments will be financed with our cash flow from operations.

As of December 31, 2008, we have recorded a liability of $3.4 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to incur approximately $0.2 million of ongoing operating costs during fiscal year 2009 relating to the Collegeville remediation effort. Our environmental accrual at December 31, 2008 includes $3.1 million related to Collegeville.  The remaining environmental accrual which relates to our other subsidiaries was $0.3 million at December 31, 2008.  Also, in anticipation of proposed changes to air emission regulations, we have incorporated new air emission control technologies at one of our manufacturing sites at which use a regulated substance.  We have incurred $1.6 million of capital expenditures to build and implement the new air emission control technologies of which $1.0 million was incurred in 2007 and $0.6 was incurred in 2008.  We do not expect to incur additional costs related to the new air emission control technologies.  We believe that the disposition of these identified environmental matters will not have a material adverse effect upon our liquidity, capital resources, business or consolidated financial position. However, one or more of such environmental matters could have a significant negative impact on our consolidated financial results for a particular reporting period.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, during 2005 and 2006 Boston Scientific transferred a number of products assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.  As detailed below, we are required to meet certain financial maintenance ratios in connection with our senior secured credit facility. Failure to meet these ratio requirements would prevent us from accessing additional borrowings under our senior secured credit facility and could also result in the requirement to repay all amounts outstanding under that facility, each of which would have a material impact on our liquidity and financial condition.

Our senior secured credit facility, as amended on April 27, 2007, contains various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA ("Leverage Ratio") and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense ("Interest Coverage Ratio").  Both of these ratios are calculated as of the end of each fiscal quarter on a trailing four quarter basis.

The Leverage Ratio may not exceed 8.0 to 1.0 for any four fiscal quarter period ending on or up to September 30, 2009, with such maximum permitted Leverage Ratio decreasing to 7.0 to 1.0, 6.0 to 1.0, and 5.0 to 1.0 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, and September 30, 2012, respectively, and to 4.5 to 1.0 for each fiscal quarter thereafter.  The Interest Coverage Ratio may not be less than 1.35 to 1.00 for any four fiscal quarter period ending on or up to September 30, 2009, and increases to 1.55x, 1.75x and 2.00x for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, September 30, 2012, respectively, and to 2.10x for each quarter thereafter.

In addition, for the revolving credit portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the "Applicable Rate" as defined under the facility would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the facility), with a 0.50% fee for undrawn commitments, (ii) for so long as the Leverage Ratio exceeds 7.00 to 1.00 but is equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a 0.50% fee for undrawn commitments and (iii) in all other cases, the Applicable Rate and commitment fees remain the same as provided for in the original facility.  With respect to  the term loan portion of the facility (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.

At December 31, 2008, our Leverage Ratio was 6.66 versus a required maximum of 8.00.  The required maximum Leverage Ratio under our debt agreements adjusts down to 7.0 for the quarter ended December 31, 2009.  At December 31, 2008, our Interest Coverage Ratio was 1.70 versus a required minimum of 1.35.  The required minimum Interest Coverage Ratio adjusts up to 1.55 for the quarter ended December 31, 2009.  Our current 2009 plan contemplates meeting these ratios, although we can provide no assurance this will occur.

Indebtedness.  The following is a description of our material indebtedness at December 31, 2008:

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

The indenture limits our and our subsidiaries’ ability to, among other things:

•	pay dividends;

•	redeem capital stock and make other restricted payments and investments;

•	incur additional debt or issue preferred stock;

•	enter into agreements that restrict our subsidiaries from paying dividends or other distributions;

•	make loans or otherwise transfer assets to us or to any other subsidiaries;

•	create liens on assets;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of subsidiaries; and

•	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

The indenture contains customary events of default including, but are not limited to:

•	failure to pay any principal, interest, fees or other amounts when due;

•	material breach of any representation or warranty;

•	covenant defaults;

•	events of bankruptcy;

•	cross defaults to other material indebtedness;

•	invalidity of any guarantee; and

•	unsatisfied judgments.

Senior Secured Credit Facility

In connection with the Transaction, on November 22, 2005 we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, consisting of a term loan facility and a revolving credit facility, with a syndicate of lenders. The terms of the senior facility, as amended on April 27, 2007 (the “Amended Credit Agreement”) are set forth below. This description of the senior facility does not purport to be complete.

Borrowings

The Company’s senior secured credit facility provides for a term loan facility in an original aggregate principal amount of $400 million and a $75 million revolving credit facility, which includes a letter of credit sub-facility. The proceeds of the term loan were used to fund a portion of the Merger, to repay all outstanding indebtedness under Accellent Corp.’s old senior secured credit facility and to pay certain fees, expenses and other costs associated with the Merger. The proceeds of the revolving credit facility and the letters of credit will be used for general corporate purposes.

The full amount of the term loans was borrowed on the closing date. The term loans amortize in 27 quarterly installments of 0.25% of the original principal amount of the term loans, with the balance payable on November 22, 2012. Amounts prepaid or repaid with respect to the term loans may not be re-borrowed. The senior facility provides that up to $100 million of additional term loans may be incurred under the term facility, with the average life to maturity and final maturity date of such additional term loans to be no earlier than the average life to maturity and final maturity date, respectively, of the initial term loans, with pricing to be agreed.

Revolving loans may be borrowed, repaid and re-borrowed after the closing date until November 22, 2011, and any revolving loans outstanding on November 22, 2011 must be repaid.  During the year ended December 31, 2008, a member of the Company’s lending syndicate for its Credit Facility entered bankruptcy proceedings under the United States bankruptcy protection provisions.  That member’s commitment under the revolving credit facility totaled $8.0 million.  The Company has not received notice regarding this member’s commitment however, we believe that the total amount of this member’s commitment may not be available for future borrowing under the revolver.  Approximately $42.2 million of the revolving facility was available as of December 31, 2008.  At December 31, 2008 the Company had $16.0 million borrowed under the revolver and, of the $75 million available under the facility, $8.8 million was being used to support setters of credit.

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

Interest

The interest rates under the senior facility are based in the case of the term loans, at our option, on either LIBOR (for Eurodollar loans, as defined) plus 2.50% or the alternative base rate plus 1.50%, and, in the case of the revolving loans, at our option, on either LIBOR (for Eurodollar loans, as defined) plus 2.50% or the alternate base rate plus 1.50%, which applicable margins are in each case subject to reduction based upon the attainment of certain leverage ratios. The interest rate on the secured facility at December 31, 2008 was 4.70%.  Overdue principal bears interest at a rate per annum equal to 2.0% above the rate then applicable to such principal amount. Overdue interest and other amounts bear interest at a rate per annum equal to 2.0% above the rate then applicable to alternate base rate loans under the term facility. With respect to LIBOR loans, each interest period will have a duration of, at our option, either one, two, three or six months, or, if available to all relevant lenders, nine or twelve months, and interest is payable in arrears at the end of each such interest period and, in any event, at least every three months. With respect to alternate base rate loans, interest is payable quarterly in arrears on the last day of each calendar quarter. Calculations of interest are based on a 360-day year (or 365/366 days, in the case of certain base rate loans) for actual days elapsed.

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

Covenant Compliance

As of December 31, 2008, we were in compliance with the covenants under our senior secured credit facility and our senior subordinated notes.

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

The following table sets forth a reconciliation of net income to EBIDTA for the years indicated:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2006	2007	2008
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(18,559)	$(274,881)	$(13,316)
Interest expense, net	65,338	67,367	65,257
Provision for income taxes	5,307	5,391	4,689
Depreciation and amortization	34,173	35,378	35,636
EBITDA	$86,259	$(166,745)	$92,266

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2006	2007	2008
EBITDA	$86,259	$(166,745)	$92,266
Adjustments:
Goodwill and intangible asset impairment charge	—	251,253	—
Restructuring and other charges and plant closure costs	5,008	729	3,770
Stock-based compensation – employees(a)	1,138	(5,558)	1,851
Stock-based compensation – non-employees(a)	—	1,951	954
Severance and relocation(b)	565	2,160	996
Chief executive recruiting costs(b)	—	241	(26)
Write-off of step-up of acquired inventory at date of acquisitions(c)	6,422	—	—
Loss on sale of property and equipment(d)	186	345	364
Management fees to existing stockholders(e)	1,042	1,165	1,259
Currency exchange (gain)/ loss(f)	641	786	(1,571)
Acquisition expenses(g)	479	—	—
Gain / (loss)on derivative instruments(h)	(79)	346	4,111
Costs related to the Transaction	—	(67)	—
Adjusted EBITDA	$101,661	$86,606	$103,974
_________________________

(a)	Our credit agreements provide for the adjustment of EBITDA for non-cash compensation.

(b)	Our credit agreements provide for the adjustment of EBITDA for non-recurring expenses, including employee severance and relocation expenses and recruitment costs for our Chief Executive Officer.

(c)
We record the assets and liabilities of acquired companies at their respective fair values upon the date of acquisition. Inventories are recorded at fair value at the acquisition date, with the difference between the cost of the inventory and fair value charged to cost of sales as the inventory is sold.  For the year ended December 31, 2006, we incurred $6.4 million of non-cash costs due to the step up of inventory recorded in connection with the Transaction.

(d)	Our credit agreements require that we adjust EBITDA for all gains and losses from sales of our property, plant and equipment.

(e)
In connection with the Transaction, we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, such amount to increase by 5% per year.  See Item 13-“Certain Relationships and Related Party Transactions.

(f)	Our credit agreement provides for the adjustment of EBITDA to exclude the effects of any non operating currency transaction gains and losses.

(g)	During the year ended December 31, 2006, we incurred costs relating to an acquisition that was not consummated.

(h)
 We have entered into interest rate swap and collar agreements to hedge our exposure to variable interest rates on our senior secured credit facility.  Until November 2006, we recorded realized and unrealized gains and losses on the swap and collar in our statement of operations.  Effective November 30, 2006, we documented the hedging relationship between our swap agreement and the underlying debt instrument.  From December 1, 2006 through the June 30, 2008 we recorded realized gains and losses on the swap agreement as interest expense, and unrealized gains and losses to be recorded as adjustments to other comprehensive income (loss) as the swap agreement met our requirements for hedge effectiveness.  As of September 30, 2008, the swap did not meet our requirements for hedge effectiveness and we recorded the full change in fair value of the swap contract in earnings from July 1, 2008 to December 31, 2008.  See Note 5 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2008 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility (1)	$475,759	$22,818	$61,019	$391,922	$—
Senior Subordinated Notes (1)	464,770	32,470	64,940	367,360	—
Capital leases (1)	20	9	11	—	—
Operating leases	38,361	6,305	11,964	9,621	10,471
Purchase obligations (2)	34,362	34,362	—	—	—
Other long-term obligations(3)	36,600	—	737	10,242	25,621
Total	$1,049,872	$95,964	$138,671	$779,145	$36,092

(1)	Includes interest and principal payments.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)
Other long-term obligations include share based payment obligations of $1.0 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $3.4 million, accrued compensation and pension benefits of $2.9 million, deferred income taxes of $20.1 million, derivative liabilities of $8.0 million  and other obligations of $0.4 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $6.7 million and $6.5 million during 2008 and 2007, respectively.

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

Valuation of Goodwill, Trade Names and Trademarks.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives.  Through September 30, 2007, goodwill and other indefinite life intangible assets were assigned to the operating segment expected to benefit from the synergies of the combination. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach.  In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates, and may utilize third-party appraisal services.

The Company experienced a decline in net orthopaedics sales during the fourth quarter of 2006.  Management initially expected this decline to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the orthopaedic market resulted in lower than planned orthopaedics sales, and an operating loss for this reporting unit.  In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in orthopaedics sales and operating profitability would take longer than originally anticipated during fiscal 2006.  The Company determined that an interim evaluation of potential impairment of goodwill and other intangible assets for the orthopaedic reporting unit was required.

The Company also tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that certain intangible assets were not recoverable since the expected future undiscounted cash flows attributable to there assets were below their respective carrying values.  In accordance with SFAS 144, we then determined the fair value of these intangible assets to be below their respective carrying values.  The fair value of our Customer Base intangible was determined to be $7.6 million using an excess earnings approach.  The carrying value of our Customer Base intangible was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of our Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of our Developed Technology intangible was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.  We recorded an additional impairment charge of $1.3 million for the second quarter of 2007 to revise a preliminary estimate made in the first quarter adjusting the impairment charge to the final determined amount.

During the fourth quarter of 2007, we re-aligned the Company into one operating segment and one reporting unit.  In connection with the annual impairment test requirement of SFAS 142, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007, our annual impairment testing date.  The fair value of the Company was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  The determination of the fair values included increasing the value of inventory to market value and, with the assistance of a third party valuation specialist, determined the fair value of the intangibles were  higher than their book carrying value.  The value assigned to goodwill is a function of the difference between the total Company’s value and the fair market value of the assets and liabilities of the Company.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million recorded during the fourth quarter of 2007.

Valuation of Long-lived Assets.  Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and property, plant and equipment may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third party appraisal services.

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our worker’s compensation and employee health benefits programs.  With the assistance of third party worker’s compensation specialists, we determine the accrual for worker’s compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic worker's compensation or employee health benefit claims.  Our accruals for self insured workers compensation and employee health benefits at December 31, 2008 and December 31, 2007 were $4.2 million and $2.9 million, respectively.

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

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities.  Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate.  The recognition and measurement of tax benefits requires significant judgment.  Judgment concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Hedge Accounting.  We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our Amended Credit Agreement.  We documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Our swap agreement qualifies for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria.  We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”).  DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement.  To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective.  The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts.  A material change in these assumptions could cause our hedge to be considered ineffective.  If our swap agreement is not treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations.

In performing our quarterly effectiveness testing at September 30, 2008, management determined that our swap was ineffective.  As a result, we recorded the full fair value mark to market on the swap in our consolidated statement of operations from July 1, 2008 to December 31, 2008.  In addition, we were required to amortize into earnings the accumulated loss on the swap that had been recorded within accumulated other comprehensive income (loss) through June 30, 2008.  The recognition of the full fair value market to market on the swap and the amortization of the previously unrealized loss on the swap related to the determination of ineffectiveness totaled a loss of approximately $4.1 million for the year ended December 31, 2008.  We expect that, in the future, the swap will regain effectiveness and remain so for the remainder of the swap contract.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with changes in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we have an outstanding balance at December 31, 2008 of $388.0 million with an interest rate of 4.70%.  We have entered into a swap agreement and a collar agreement to limit our exposure to variable interest rates.  At December 31, 2008, the notional amount of the swap contract was $200.0 million.  The notional amount decreased to $150.0 million on February 27, 2009, and will decrease to $125.0 million on February 27, 2010.  The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract.  At December 31, 2008, we also have an outstanding interest rate collar agreement to provide an interest rate ceiling and floor on LIBOR-based variable rate debt.  At December 31, 2008, the notional amount of the collar contract was $75.0 million. The collar contract matured on February 27, 2009.  The Company received variable rate payments during the term of the collar contract when and if the three month LIBOR rate exceeded the 5.84% ceiling.  The Company made variable rate payments during the term of the collar contract when the three month LIBOR rate was below the 3.98% floor.  A 1% change in interest rates, considering our agreements in place that limit our exposure to variable interest rates, would result in a change in interest expense of approximately $2.3 million per year.  Excluding these agreements, a 1% change in interest rates would result in change in interest expense of approximately $3.7 million per year.

Foreign Currency Risk

We operate facilities in foreign countries. Our principal currency exposures relate to the Euro, the British pound and the Mexican peso. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of Independent Registered Public Accounting Firms are included beginning on page 69 of this annual report on Form 10-K.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of our management and Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control - Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 (c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2008, we completed our testing of the changes in our internal controls over financial reporting with respect to the material weaknesses related to accounting for complex transactions and accounting for income taxes that we reported at December 31, 2007 and continued to report during 2008.  At December 31, 2008 we have determined that, as a result of the changes to our internal controls during 2008 and management's testing of these changes, the previously reported material weaknesses were remediated.

We are in the process of implementing the Oracle ERP system throughout the entire company.  During the fourth quarter of 2008, we completed the eleventh manufacturing location implementation of Oracle.  The implementation of Oracle during the fourth quarter of 2008 modified our existing controls at this location to conform to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and the directors, and their respective ages as of the date of this report, are as follows:

Name(1)	Age	Position
Robert E. Kirby	52	President, Chief Executive Officer and Director
Jeremy A. Friedman	55	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	52	Executive Vice President of Technology and Chief Technology Officer
James C. Momtazee	37	Director
Chris Gordon	36	Director
Kenneth W. Freeman	58	Executive Chairman and Director
__________________________

Robert E. Kirby has served as our President and Chief Executive Officer since October 29, 2007 and Director since December 11, 2007.  Prior to joining us, Mr. Kirby served as President and Chief Operating Officer at Handleman Company from October 2006 to October 2007.  Prior to Handleman, Mr. Kirby served in a number of leadership roles with Johnson & Johnson including President, Personal Products Company; Vice President, Global Supply Chain and Vice President, North American Operations -  Consumer and Personal Care Group; and Vice President, Research and Development - Consumer Products Group.  Mr. Kirby began his career at Procter & Gamble as a scientist and has also held leadership positions in research and development, engineering and manufacturing at Kimberly-Clark Corporation and James River/Fort James Corporation.  Mr. Kirby received a bachelor’s degree in chemical engineering from the University of New Hampshire in 1978.

Jeremy A. Friedman has served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary since September 4, 2007. Prior to joining us, Mr. Friedman held several executive positions at Flextronics International Ltd., including Senior Vice President – Business Development from December 2006 to August 2007, Senior Vice President of Finance and Global Supply Chain – Components from January 2006 to December 2006, Chief Operating Officer – Flextronics Network Services from January 2004 to January 2006 and Vice President – Global Internal Audit from September 2002 to January 2004.  Mr. Friedman holds a Bachelor of Arts Degree in Religion from Haverford College and an M.B.A. from Harvard Business School.

Jeffrey M. Farina has served as our Executive Vice President of Technology and Chief Technology Officer since June 2004, and from June 2000 to June 2004 our Vice President of Engineering. Mr. Farina has B.S. and M.S. degrees in mechanical engineering from Drexel University.

James C. Momtazee has been an executive of KKR since 1996 and was named a member in 2008. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Jazz Pharmaceuticals, Inc. and HCA Inc.

Chris Gordon has been a Managing Director at Bain Capital since 2008 and has been with the firm since 1997.  Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company.  Mr. Gordon holds an MBA from Harvard Business School and an AB in Economics from Harvard College.  Mr. Gordon also serves as a member of the Board of Directors of HCA, Inc. and CRC Health Group, Inc.

Kenneth W. Freeman joined KKR as a managing director in 2005.  He was named a member of KKR in 2007.  Prior to joining KKR, Mr. Freeman was the founding Chairman and CEO of Quest Diagnostics Incorporated.  Mr. Freeman was appointed Executive Chairman of Accellent in January 2006.  He is also Chairman of Masonite Corporation, a KKR portfolio company, and a director of HCA, Inc.  He has been a director since November 2005

Director Compensation

Prior to the Transaction, we reimbursed our directors for out-of-pocket expenses related to attending board of directors meetings. Following the Transaction, Accellent Holdings Corp. non-employee directors are paid an annual retainer of $30,000 in cash or phantom stock, as described below, for their service as members of the board of directors.  In addition, all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

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

Directors Compensation for 2008

Name	Fees Earned or Paid in Cash ($) (A)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth W. Freeman	$30,000	$—	$—	$—	$—	$—	$30,000
Michael W. Michelson (B)	$30,000	$—	$—	$—	$—	$—	$30,000
James C. Momtazee	$30,000	$—	$—	$—	$—	$—	$30,000
Steven Barnes (C)	$30,000	$—	$—	$—	$—	$—	$30,000

(A)	In 2008, each Director elected to defer the entire amount of their compensation under the Plan.
(B)	Mr. Michelson resigned from the Board of Directors on February 6, 2009.
(C)	Mr. Barnes resigned from the Board of Directors on February 23, 2009.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics applicable to directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing and reporting of violations of the code; and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our Board of Directors. A copy of the code of business conduct and ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 100 Fordham Road, Wilmington, Massachusetts 01887.

Audit Committee Matters

Our Board of Directors has an Audit Committee that is responsible for, among other things, overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Momtazee and Gordon.

Our audit committee does not include a “financial expert” as that term is defined in applicable regulations. The members of our audit committee have substantial experience in assessing the performance of companies and in understanding financial statements, accounting issues, financial reporting and audit committee functions. However, no member has comprehensive professional experience with generally accepted accounting principles and financial statement preparation and analysis and, accordingly, the Board of Directors does not consider any of them to be a “financial expert” as that term is defined in applicable regulations. Nevertheless, the Board of Directors believes that the members of our audit committee have the necessary expertise and experience to perform the functions required of the audit committee and, given their respective backgrounds, it would not be in the best interests of the Company to replace any of them with another person to qualify a member of the audit committee as a “financial expert.”

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

Broadly stated, our compensation programs intend to reward the creation of shareholder value, financial and operational performance and individual expertise and experience.

Accellent also provides special compensation in certain situations.  When attracting talent to our organization, annual compensation packages for new executives are determined by the competitive market for the role, experience of the candidate and to some extent, geographical location.  As part of our executive recruiting process, we occasionally offer signing bonuses to offset compensation forfeited by the candidate when terminating employment with his or her prior employer.

Compensation Process

The Board of Directors of Accellent Holdings Corp. establishes compensation and benefit practices for the executives of Accellent.  The compensation levels for executive officers recruited in 2007 were based on internal benchmarking by our largest stockholder, KKR Millennium GP LLC, prior compensation levels of those executives, the pay levels of the person in the role previously at Accellent and input from our search firm.  For executive officers who were not newly recruited, current compensation levels are a result of merit increases from prior levels.

Elements of Compensation for Named Executive Officers

We achieve the objectives of our compensation program through the use of several compensation elements.  We use a combination of direct compensation, such as salary, bonus, equity awards, limited perquisites and indirect compensation in the form of retirement benefits.  We also provide executives with change in control and severance protection.

•	Salary

Our base salary payments are used to compensate executives for their role at Accellent and for their individual expertise and experience and to provide executives with a stable and predictable source of income.  Annual merit increases are based on a combination of accomplishments versus objectives (50%), completion of the normal duties of the role as defined in the job description (20%) and abiding by Accellent’s values (30%).

•	Bonus

Accellent’s short-term incentive program consists of our annual bonus plan.  We use our annual bonus plan, in combination with salary, to provide the executive with a total compensation package that exceeds the market when all annual goals are met.  Eligibility for the annual bonus plan is dependent on role within the organization as well as competitive market data.  All of our executive officers participate in the annual bonus plan.  Rewards are determined based upon the accomplishment of annual goals and objectives.  An annual target bonus of a percentage of the base salary is established at date of hire, and reviewed annually, and also determined, near time of payment, utilizing a combination of financial target elements, such as growth of Adjusted EBITDA (as defined in footnote 6 in the “Selected Financial Data” section above), and personal objectives.  We believe that both the financial targets and personal objectives are achievable.  Executives may also be eligible for bonuses in excess of the annual target bonus for substantially exceeding the financial targets or for extraordinary performance.

•	Equity awards

Accellent’s long-term incentive award program utilizes equity instruments to offer our executives a vehicle for wealth accumulation and provides Accellent with a strong retention instrument.  Equity-based awards are intended to align the financial interest of our executives with long-term shareholder value creation.  Equity-based awards are typically provided to executives upon hire or with an increase in responsibility.  Equity grants historically have not been provided on an annual basis.

We have adopted the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. and its Subsidiaries and Affiliates, which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options and various other stock-based grants, including the shares of common stock of Accellent Holdings Corp. and options granted to executive officers and other key employees. As of the date of this report, we have granted under the Equity Plan certain options as non-incentive stock options. The options are generally granted as follows: 50% vest and become exercisable over the passage of time, which we refer to as “time options,” assuming the option holder continues to be employed by us, and 50% vest and become exercisable upon the achievement of certain performance targets, which we refer to as “performance options.”

Exercise Price.  The exercise price of the options is the fair market value of the shares underlying the options on the date of the grant of the option.

Vesting of Time Options.  Time options generally become exercisable by the holder of the option in installments equal to 20% on each of the first five anniversaries of the grant date.

Vesting of Performance Options.  Performance options generally are eligible to become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets for fully diluted share value growth from 2008 to 2012, using a defined calculation and pre-determined performance targets.  In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.  We believe that the pre-determined performance targets are achievable.

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

Effect of Disposition of Shares of Common Stock of Accellent Holdings Corp.  In addition, based upon Accellent Holdings LLC’s disposition of its shares of common stock of Accellent Holdings Corp., the exercisability of the time and performance options will automatically accelerate with respect to a percentage of the shares of common stock of Accellent Holdings Corp. that would otherwise be subject to time and performance vesting conditions.

Miscellaneous.  The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the option holder. The Equity Plan may be amended or terminated by Accellent Holdings Corp.’s Board of Directors at any time.

•	Limited Perquisites

Accellent has limited perquisite benefits.  We provide our executives with access to a Company paid comprehensive annual physical.  In addition, we provide certain executives with a car allowance, the amount of which is dependent on their role within the organization.

•	Retirement Benefits

Accellent provides retirement benefits to executives through a Company-wide 401(k) plan.  The plan has a 5 year vesting schedule and matches employee contributions at a rate of 50% of the first 6% of employee contributions.  This retirement benefit is designed to allow the executive to use the tax deferred feature of a 401(k) plan to build a retirement fund.  Mr. Farina is also a participant in the Supplemental Executive Retirement Pension Program (SERP) because he was affiliated with us before we discontinued any new participation in the SERP.

•	Change-in-Control and Severance Arrangements

Accellent believes executive officers should be protected and motivated in the event of a change in control of Accellent.  The major component of the change in control protections for executives is reflected in our equity agreements and is in the form of an accelerated vesting schedule.  In addition, we also offer salary continuation protection commensurate with role in the organization and experience.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2008, 2007 and 2006 concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2008 and our other three most highly compensated executive officers who served as such during our most recently completed fiscal year. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Robert E. Kirby (1)	2008	550,000	—	87,500	799,036	686,070	(6)	—		12,703	(8)	2,135,309
President and Chief Executive Officer	2007	97,308	—	—	—	17,355	(5)	—		2,143	(8)	116,806

Jeremy Friedman (2)	2008	360,000	—	—	221,554	299,376	(6)	—		117,970	(9)	998,900
Chief Financial Officer,	2007	117,462	—	—	124,413	14,083	(5)	—		2,840	(9)	258,798
Executive Vice President,
Treasurer and Secretary

Jeffrey M. Farina(3)	2008	228,381	—	—	18,515	160,846		123,421	(7)	14,811	(10)	545,974
Executive Vice President of	2007	221,916	—	—	43,645	22,317		103,200	(7)	15,178	(10)	406,256
Technology and Chief Technology Officer	2006	216,980	—	—	77,236	—		25,600	(7)	12,467	(10)	332,283

(1)
Mr. Kirby joined the Company as President and Chief Executive Officer effective October 29, 2007.  Mr. Kirby’s employment agreement specifies that he is to receive equity awards as determined by the Board of Directors.

(2)	Mr. Friedman joined the Company as Chief Financial Officer and Executive Vice President effective September 4, 2007.

(3)	Mr. Farina serves as our Executive Vice President of Technology and Chief Technology Officer.

(4)
Stock and option awards reflect expenses incurred by the Company in accordance with SFAS 123R.  For assumptions used to calculate expenses in accordance with SFAS 123R, see the “Stock-Based Compensation” section in Note 1 to the Consolidated Financial Statements.

(5)	For 2007, Mr. Kirby and Mr. Friedman received their bonuses in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of their investment in Accellent Holdings Corp.

(6)
For 2008, Mr. Kirby and Mr. Friedman received a portion of their bonuses in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of their investment in Accellent Holdings Corp. These amounted to $495,000 for Mr. Kirby and $135,917 for Mr. Friedman.

(7)	This amount represents a change in pension value.

(8)	This amount represents auto allowances and life insurance premiums. Auto allowances amounted to $12,000.

(9)	This amount represents employer contributions to a 401(k), life insurance premiums and relocation costs that amounted to $111,070 in 2008.

(10)	This amount includes employer contributions to a 401(k), life insurance premiums and auto allowances. Auto allowances amounted to $10,200.

Grants of Plan-Based Awards in 2008

The following table provides summary information for each of our named executive officers with respect to grants of plan-based awards in 2008.

Grants of Plan-Based Awards in 2008
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Robert E. Kirby			495,000	742,500
	1/1/08					1,250,000				$3.00	$1,150,000
	1/1/08							116,667		$3.00	$350,000
	1/1/08								1,250,000	$3.00	$1,150,000
Jeremy Friedman			216,000	324,000
Jeffery M. Farina			116,050	174,075

The time options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the option’s grant date.  Performance options generally become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets.  In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.  For further details on performance options, see the “Compensation Discussion & Analysis” section.

Employment Agreements

We have entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries. The terms of these employment agreements are set forth below.

In October 2007, we entered into an employment agreement with Robert E. Kirby to serve as our President and Chief Executive Officer.  The agreement was amended on March 31, 2008.  Under the amended agreement, Mr. Kirby is entitled to an annual salary of $550,000, subject to subsequent annual adjustment.  Mr. Kirby is eligible for an annual target bonus of 90% of his base salary (the “Annual Target Bonus”), based upon Mr. Kirby reaching individual and Company-related performance milestones.  Mr. Kirby may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Kirby’s bonuses will be paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Kirby has not made an investment in Accellent Holdings Corp. of an amount equal to $650,000 at the time the bonuses become payable.  In connection with this required investment, Mr. Kirby paid us $137,645 in cash during 2008 and we issued him shares of common stock of Accellent Holdings Corp. therefor.

In September 2007, we entered into an employment agreement with Jeremy Friedman to serve as our Executive Vice President and Chief Financial Officer.  The agreement was amended on March 31, 2008.  Under the amended agreement, Mr. Friedman is entitled to an annual salary of $360,000, subject to subsequent annual adjustment.  Mr. Friedman is eligible for an annual target bonus of 60% of his base salary (the “Annual Target Bonus”), based upon Mr. Friedman reaching individual and Company-related performance milestones.  Mr. Friedman may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Friedman’s bonuses will be paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Friedman has not made an investment in Accellent Holdings Corp. of an amount equal to $150,000 at the time the bonuses become payable.

In December 2005, we entered into an employment agreement with Jeffrey M. Farina to serve as our Executive Vice President of Technology and Chief Technology Officer.  Under the agreement, Mr. Farina is entitled to an annual salary of $215,000, subject to subsequent annual adjustment. In addition, Mr. Farina is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Farina reaching individual and Company-related performance milestones.  Mr. Farina may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance.

Outstanding Equity Awards at December 31, 2008 Fiscal Year-End

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2008.  All stock options in the table below were granted by Accellent Holdings Corp.  Our named executive officers did not hold any other form of equity-based compensation as of December 31, 2008.

	Outstanding Equity Awards at December 31, 2008
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Robert E. Kirby	125,000	1,,000,000	1,000,000	$3.00	10/29/17
Jeremy Friedman	100,000	400,000	400,000	$3.00	09/04/17
Jeffrey M. Farina	168,164	—	—	$1.25	06/01/10
	20,182	—	—	$1.25	7/19/14
	49,441	32,960	82,401	$5.00	11/22/15
	—	100,000	80,000	$3.00	4/29/2018

Certain options with the exercise price of $1.25 are roll-over options and were fully vested upon grant.  For the remaining options, 50% are time options and 50% are performance options.  The grant dates for time and performance options are 10 years prior to the expiration dates.  For more details about the vesting schedule of our equity awards, see the “Compensation Discussion & Analysis” section.

Option Exercises and Stock Vested in 2008

The following table provides summary information for each of our named executive officers with respect to option exercises and stock vested in 2008.  No named executive officer exercised his or her options in 2008.  All stock awards vested as noted in the table below were in the stock of Accellent Holdings Corp.

Option Exercises and Stock Vested in 2008
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert E. Kirby	—	—	29,167	87,500
Jeremy Friedman	—	—	—	—
Jeffrey M. Farina	—	—	—	—

Pension Benefits for 2008

We maintain a Supplemental Executive Retirement Pension Program (“SERP”) for one of our named executives.   Mr. Farina is the only named executive officer who participates in the SERP because he is the only named executive officer who was affiliated with us before we discontinued new participation in the SERP.  Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	19	$267,306	$13,442

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.8%.  Annual salary increases were projected at the rate of 3%.  Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55.  Termination prior to age 55 will result in forfeiture of the SERP benefit.

Nonqualified Deferred Compensation for 2008

Not applicable.

Change-In-Control and Severance Arrangements

Severance Arrangements

We have entered into severance and change-in-control agreements with certain of our executive officers. The terms of these agreements are set forth below.

If Mr. Kirby is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Kirby of a release, we will continue to pay Mr. Kirby his base salary then in effect and we will continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $864,390 based on the compensation level as of December 31, 2008.  If Mr. Kirby is terminated due to death or disability, then the Company will pay to the estate of Mr. Kirby or Mr. Kirby, as the case may be, the compensation that would otherwise be payable to Mr. Kirby up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Kirby is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate, and if such termination occurs prior to March 31, 2009, he will be obligated to pay us in cash $495,000, and we will issue him shares of common stock of Accellent Holdings Corp. therefor.  The agreement also incorporates non-competition provisions. Mr. Kirby’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 60 days written notice.

If Mr. Friedman is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Friedman of a release, we will continue to pay Mr. Friedman his base salary then in effect and we will continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $573,651 based on the compensation level as of December 31, 2008.  If Mr. Friedman is terminated due to death or disability, then the Company will pay to the estate of Mr. Friedman or Mr. Friedman as the case may be, the compensation that would otherwise be payable to Mr. Friedman up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Friedman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate, and if such termination occurs prior to March 31, 2009, he will be obligated to pay us in cash $135,917, and we will issue him shares of common stock of Accellent Holdings Corp. therefor.  The agreement also incorporates non-competition provisions. Mr. Friedman’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

Change in Control Arrangements

In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp.  All named executives have entered into this change in control arrangement.  Assuming that as of December 31, 2008 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of  December 31, 2009.

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

Following the completion of the Transaction, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering.  In 2008, because there would have been no value to the acceleration of options no excise tax would have been incurred.

Employee Benefit Plans

Generally, our employees, including certain of our directors and named executive officers, participate in our various employee benefit plans, including a stock option and incentive plan which provides for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. We maintain pension plans which provide benefits at a fixed rate for each month of service and a 401(k) plan which are available to employees at several of our locations as described above under “Compensation Discussion and Analysis.” We have a Supplemental Executive Retirement Pension Program (SERP), a non-qualified, unfunded deferred compensation plan that covers one executive.

Compensation Committee Report

The Board of Accellent Holdings Corp. has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on the Board’s review and discussion with management, the Board of Accellent Holdings Corp. recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Robert E. Kirby
James C. Momtazee
Chris Gordon
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

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 1, 2009 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock(1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	72.5%
Bain Capital (3)	30,550,000	24.0%
Robert E. Kirby (4)	616,667	*
Jeremy A. Friedman (5)	200,000	*
Jeffrey M. Farina (6)	257,787	*
Kenneth W. Freeman (2)	91,650,000	72.1%
James C. Momtazee (2)	91,650,000	72.1%
Chris Gordon (3)	30,550,000	24.0%
Directors and executive officers as a group (14 persons)(7)	123,832,539	97.4%
_________________________
*	Less than one percent

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

(2)
Shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock owned of record by KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR KFN Co-Invest Holdings, L.P. through their investment vehicle, Accellent Holdings LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, William J. Janetschek, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Michael Calbert, Scott Nuttall and Reinhard Gorenflos as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs.  Freeman and Momtazee are members of the general partner to, and directors of Accellent Holdings Corp. and Accellent Inc. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by affiliates of KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)
Shares shown as beneficially owned by Bain Capital and Mr. Chris Gordon reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Gordon is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Gordon and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr Gordon is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Gordon and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Gordon is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)
Consists of 500,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days and 116,667 shares of common stock which are subject to vesting and re-sale limitations.

(5)	Consists of 200,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(6)	Consists of 257,787 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)	Includes 1,237,539 shares of common stock underlying outstanding stock options that are exercisable with 60 days.

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

Management Services Agreement with KKR

In connection with the Transaction, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Transaction and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.  We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence.  During the year ended December 31, 2008, the Company incurred KKR management fees and related expenses of $1.2 million.  As of December 31, 2008, the Company owed KKR $0.6 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone.  For the year ended December 31, 2008, approximately $0.7 million is to be paid in common stock of AHC.  At December 31, 2008 and 2007, the Company owed KKR-Capstone $0.3 million and $0.4 million, which is payable in common stock of AHC.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the fiscal year ended December 31, 2008 totaled $3.5 million.  At December 31, 2008, $0.4 million was due from Biomet, Inc.

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

Item 14.  Principal Accountant Fees and Services

On August 17, 2006, the Company’s Audit Committee appointed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, subject to acceptance of the appointment by Deloitte. Deloitte accepted the appointment on August 23, 2006.  Deloitte has served as our independent registered public accounting firm for the fiscal years ended December 31, 2008, 2007 and 2006.  For such fiscal years we paid fees for services from Deloitte as discussed below.

Audit Fees.  The aggregate audit fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2008 and 2007 were $1,085,000 and $785,000, respectively, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees:  The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $5,500 and zero for the fiscal years ended December 31, 2008 and 2007, respectively.  Fees for services rendered in the year ended December 31, 2008 were for statutory audit services performed for our Mexican subsidiary.

Tax Fees:  The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $257,500 and $248,000 for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees. No other fees were paid to Deloitte in 2008, 2007 or 2006.

The Audit Committee has considered whether the independent auditors’ provision of other non-audit services to the Company is compatible with the auditors’ independence and determined that it is compatible.  Since the Transaction. all audit and permissible non-audit services were pre-approved pursuant to the Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services policy.

Audit Committee Pre-Approval Policy

Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis pursuant to its Pre-Approval of Audit and Permissable Non-Audit Service policy. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent registered public accounting firm. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management or to an individual member of the Audit Committee.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

2.	Consolidated Financial Statement Schedules

Schedule
Schedule II — Valuation and Qualifying Accounts	112

3.	Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2
Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1
Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1
Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2
Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.1
Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2
Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.’s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3
Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4
Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.5
Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*
2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7
Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.8*
Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*
Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*
Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11
Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12
Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13
Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.15
Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.’s Current Report on Form 8-K, filed on April 28, 2004 (file number 000-49702)).

10.16
Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.17*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)

10.18*
Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.19*
Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.20*
Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.21*
Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.22*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby

10.23*
Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.24*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
______________________
*           Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 31, 2009	By:	/s/ Robert E. Kirby
Robert E. Kirby President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Kirby	President, Chief Executive Officer and Director	March 31, 2009
Robert E. Kirby	(Principal Executive Officer)

/s/ Jeremy A. Friedman	Executive Vice President and Chief Financial Officer	March 31, 2009
Jeremy A. Friedman	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Freeman	Executive Chairman and Director	March 31, 2009
Kenneth W. Freeman

/s/ James C. Momtazee	Director	March 31, 2009
James C. Momtazee

/s/ Chris Gordon	Director	March 31, 2009
Chris Gordon

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Accellent Inc.
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 31, 2009

ACCELLENT INC.
Consolidated Balance Sheets
December 31, 2007 and 2008
(In thousands)

	2007	2008
Assets
Current assets:
Cash and cash equivalents	$5,688	$14,525
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,212 and $1,154 at December 31, 2007 and 2008, respectively	50,961	50,724
Inventory	67,399	64,204
Prepaid expenses and other current assets	4,971	3,954
Total current assets	129,019	133,407

Property, plant and equipment, net	133,045	127,460
Goodwill	629,854	629,854
Other intangible assets, net	209,444	194,505
Deferred financing costs and other assets, net	21,003	17,505
Total assets	$1,122,365	$1,102,731
Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,187	$4,007
Accounts payable	23,571	23,285
Accrued payroll and benefits	8,442	11,575
Accrued interest	5,615	5,065
Accrued expenses	12,211	17,497
Total current liabilities	54,026	61,429
Long-term debt	717,014	702,529
Other long-term liabilities	39,330	36,600
Total liabilities	810,370	800,558
Commitments and contingencies (Note 14)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2007 and 2008	—	—
Additional paid-in capital	628,368	633,914
Accumulated other comprehensive income (loss)	78	(1,974)
Accumulated deficit	(316,451)	(329,767)
Total stockholder’s equity	311,995	302,173
Total liabilities and stockholder’s equity	$1,122,365	$1,102,731

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31
	2006	2007	2008
Net sales	$474,134	$471,681	$525,476
Cost of sales (exclusive of amortization)	337,043	349,929	386,143
Gross profit	137,091	121,752	139,333

Operating expenses:
Selling, general and administrative expenses	58,458	52,454	58,814
Research and development expenses	3,607	2,565	2,924
Restructuring and other charges	5,008	729	3,209
Merger related costs	—	(67)	—
Amortization of intangible assets	17,205	15,506	14,939
Impairment of goodwill and other intangible assets	—	251,253	—
Total operating expenses	84,278	322,440	79,886
Income (loss) from operations	52,813	(200,688)	59,447
Other expense:
Interest expense, net	(65,338)	(67,367)	(65,257)
Other expense, net	(727)	(1,435)	(2,817)
Total other expense	(66,065)	(68,802)	(68,074)
Loss before income taxes	(13,252)	(269,490)	(8,627)
Provision for income taxes	5,307	5,391	4,689
Net loss	$(18,559)	$(274,881)	$(13,316)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholder’s Equity
Years ended December 31, 2006, 2007 and 2008
(In thousands, except share data)

				Accumulated other comprehensive income (loss)
	Common Stock		Additional paid-in	Cumulative translation	Unrealized pension gains	Unrealized gain (loss) on cash flow	Accumulated	Total Stockholders’
	Shares	Amount	capital	adjustment	/(losses)	hedges	(deficit)	Equity
Balance, January 1, 2006	1,000	$—	$641,948	$33	$(11)	$(668)	$(22,502)	$618,800
Reclass stock options to liability upon adoption of SFAS 123R	—	—	(19,595)	—	—	—	—	(19,595)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,559)	$(18,559)
Cumulative translation adjustment	—	—	—	1,656	—	—	—	1,656
Net gain on hedging instruments	—	—	—	—	—	2,242	—	2,242
Minimum pension liability	—	—	—	—	11	—	—	11
Total comprehensive loss								$(14,650)
Repurchase of parent company common stock	—	—	(158)	—	—	—	—	(158)
Exercise of employee stock options	—	—	177	—	—	—	—	177
Stock-based compensation	—	—	1,686	—	—	—	—	1,686
Balance, December 31, 2006	1,000	—	624,058	1,689	—	1,574	(41,061)	586,260
Adoption of FIN 48 (see note 8)	—	—	—	—	—	—	(509)	(509)
Adoption of SFAS 158 (see note 6)	—	—	—	—	513	—	—	513
Comprehensive loss:
Net loss	—	—	—	—	—	—	(274,881)	$(274,881)
Cumulative translation adjustment	—	—	—	1,953	—	—	—	1,953
Net loss on hedging instruments	—	—	—	—	—	(5,651)	—	(5,651)
Total comprehensive loss								$(278,579)
Stock issuance	—	—	1,350	—	—	—	—	1,350
Vesting of restricted stock	—	—	48	—	—	—	—	48
Exercise of employee stock options	—	—	3,056	—	—	—	—	3,056
Stock-based compensation	—	—	(144)	—	—	—	—	(144)
Balance, December 31, 2007	1,000	—	628,368	3,642	513	(4,077)	(316,451)	311,995
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,316)	$(13,316)
Cumulative translation adjustment	—	—	—	(2,795)	—	—	—	(2,795)
Net gain on hedging instruments	—	—	—	—	—	1,039	—	1,039
Amortization of pension actuarial loss	—	—	—	—	(296)	—	—	(296)
Total comprehensive loss								$(15,368)
Stock issuance	—	—	1,108	—	—	—	—	1,108
Vesting of restricted stock	—	—	312	—	—	—	—	312
Exercise of employee stock options	—	—	3,158	—	—	—	—	3,158
Stock-based compensation	—	—	824	—	—	—	—	824
Forfeiture of employee stock options	—	—	144	—	—	—	—	144
Balance, December 31, 2008	1,000	$—	$633,914	$847	$217	$(3,038)	$(329,767)	$302,173

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(18,559)	$(274,881)	$(13,316)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	34,173	35,378	35,636
Amortization of debt discounts and non-cash interest accrued	3,888	4,098	4,197
Provisions for restructuring and other charges, net of payments	(276)	(1,727)	978
Impairment charges	—	251,253	—
Write down of inventories to net realizable value	2,434	2,037	—
Write down of inventory step-up recorded for acquisitions	6,422	—	—
Loss on derivative instruments	479	346	4,111
Loss (gain) on disposal of property and equipment	186	345	364
Deferred income tax expense	3,056	2,321	1,726
Non-cash compensation expense (benefit)	1,138	(4,160)	2,805
Changes in operating assets and liabilities
Accounts receivable	5,280	(607)	(242)
Inventory	95	(11,021)	2,811
Prepaid expenses and other current assets	(344)	(565)	992
Accounts payable, accrued expenses and other liabilities	(9,082)	7,228	1,934
Settlement of stock-based liability award	(2,057)	(1,827)	—
Net cash provided by operating activities	26,833	8,218	41,996
Cash flows from investing activities:
Capital expenditures	(30,744)	(23,952)	(17,363)
Proceeds from the sale of equipment	376	146	1,629
Acquisitions, net of cash acquired	(115)	—	—
Other non-current assets	199	—	—
Net cash used in investing activities	(30,284)	(23,806)	(15,734)
Cash flows from financing activities:
Proceeds from long-term debt	36,000	74,000	39,000
Principal payments on long-term debt	(37,067)	(54,063)	(54,155)
Proceeds from sale of stock	—	—	138
Repurchase of parent company common stock	(158)	—	(1,984)
Deferred financing fees	(1,417)	(1,657)	—
Net cash provided by (used in) financing activities	(2,642)	18,280	(17,001)
Effect of exchange rate changes	170	250	(424)
Net (decrease) increase in cash and cash equivalents	(5,923)	2,942	8,837
Cash and cash equivalents, beginning of year	8,669	2,746	5,688
Cash and cash equivalents, end of year	$2,746	$5,688	$14,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,649	$63,120	$61,774
Cash paid for income taxes	4,400	5,726	3,062
Non-cash stock issuances	$—	$1,350	$970

Forfeiture of rollover option liability	$—	$—	$144

Change in accrued expenses for acquisitions related to earn out and expense payments	$115	$—	$—

Property, plant and equipment purchases included in accounts payable	$1,164	$151	$2,196

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

The Company was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Bain Capital (“Bain”).  The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the “Merger”).  The Merger and the consideration raised through debt and equity transactions are collectively referred to as the “Transaction.” The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Transaction.

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

The Transaction was financed by a combination of borrowings under the Company’s new senior secured credit facility, the issuance of senior subordinated notes and equity contributions from affiliates of KKR and Bain as well as equity contributions from management.  These borrowings have significant outstanding repayment obligations in the future which will require the Company to repay from operating cash flow, continue the underlying debt or repay with equity offering proceeds.  See Note 5 for a discussion of the Company’s indebtedness.

The purchase price consideration paid to former shareholders was $827.6 million, including $796.7 million of cash consideration and $30.9 million of management equity in the form of fully vested stock options and preferred stock of the Company converted into fully vested stock options or common stock of Accellent Holdings Corp at the date of the Transaction.

Approximately $76.4 million of the total $847.2 million allocated to goodwill will be amortizable and deductible for tax purposes.  For tax purposes, the Merger was treated as a stock acquisition.  As a result, assets and liabilities were not adjusted to fair value for tax reporting purposes.  The tax goodwill of $76.4 million consists of tax basis goodwill that existed prior to the Merger.

Nature of Operations

The Company is engaged in providing product development and design, custom component manufacturing, finished device assembly and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

During the fourth quarter of 2007 management of the Company re-aligned the Company to reflect their efforts to streamline sales, quality, engineering and customer service activities into one centrally managed organization to better serve customers, many of whom service multiple medical device markets (the “Realignment”).  As a result of the Realignment during the fourth quarter of 2007 we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.  Prior to the Realignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopaedic.  We had determined that the three reporting units meet the segment aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and therefore treated as one reportable segment.  Our chief operating decision maker is our chief executive officer.

Major Customers and Concentration of Credit

Financial instruments that potentially subject the Company to concentration of credit risk are primarily accounts receivable.  A significant portion of the Company’s customer base is comprised of companies within the medical industry.  The Company does not require collateral from its customers.  For the twelve months ended December 31, 2008, 2007 and 2006, the Company’s ten largest customers in the aggregate accounted for 62%, 57% and 59% of consolidated net sales, respectively.  Three customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2008 and 2006 and two customers accounted for greater than 10% of net sales for the twelve months ended December 31, 2007.  Actual percentages of net sales for the three year period ended December 31, 2008 from all greater than 10% customers were as follows:

	Year Ended December 31,
	2006	2007	2008
Customer A	18%	18%	17%
Customer B	11%	12%	15%
Customer C	14%	*	10%

*Less than 10%

Foreign Currency Translation

The Company has manufacturing subsidiaries in Europe and Mexico.  The functional currency of each of these subsidiaries is the respective local currency.  Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates.  Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity.  Transaction gains and losses are included in other income (expense), net.  Currency transaction gains included in other income (expense) for the year ended December 31, 2008 totaled approximately $1.6 million.  Currency transaction losses included in other income (expense) for the years ended December 31, 2007 and 2006 totaled approximately $0.8 million and $0.6 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Cash equivalents consist principally of bank deposits and overnight repurchase agreements and are carried at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead.  Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2007	2008
Land	$3,405	$3,285
Buildings	15,338	13,783
Machinery and equipment	113,676	125,925
Leasehold improvements	12,907	12,765
Computer equipment and software	14,780	19,541
Acquired assets to be placed in service	11,008	10,325
	171,114	185,624
Less—Accumulated depreciation	(38,069)	(58,164)
Property, plant and equipment, net	$133,045	$127,460

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures which significantly increase the value of, or extend the useful lives of property, plant and equipment, are capitalized, while replaced assets are retired when removed from service.  Acquired assets to be placed in service are those assets where either (i) we have yet to begin using the asset in operations or (ii) additional costs must be incurred which are necessary to use the asset in operations.  Generally, no depreciation expense is recorded on assets that are not in service.  Depreciation is calculated using the straight-line method over the estimated useful lives of depreciable assets.  Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the leased asset. Useful lives of depreciable assets, by class, are as follows:

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

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings.  Capitalized interest in connection with constructing property and equipment was not significant.  Depreciation expense was $21.4 million, $19.9 million and $17.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the net assets of acquired businesses.  Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined based on the combination of discounted projected cash flow and comparable transactions.  If the fair value of the reporting unit is less than its carrying value, the amount of impairment, if any, is based on the implied fair value of goodwill.  The Company has elected October 31st as the annual impairment assessment date and performs additional impairment tests if triggering events occur.

The Company recorded an impairment charge related to goodwill and other intangible assets during the year ended December 31, 2007 (see Note 4).  The Company’s 2008 annual test conducted as of October 31, 2008 did not indicate that any impairment existed.

Other Intangible Assets

Other intangible assets include the value ascribed to developed technology and know how and customer contracts and relationships obtained in connection with our acquisitions.  The values of these acquired assets were based on assumptions developed by management and the estimated future operating results and cash flows of the underlying business operations.  The values ascribed to these intangible assets are amortized to expense over the estimated useful life of the asset.  The amortization periods are as follows:

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

The Company reports all amortization expense related to intangible assets on a separate line of its statement of operations.  For the years ended December 31, 2006, 2007 and 2008, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Cost of sales related amortization	$2,024	$1,997	$1,988
Selling, general and administrative related amortization	15,181	13,509	12,951
Total amortization reported	$17,205	$15,506	$14,939

Other Assets

Long term assets consist principally of $16.0 million and $19.8 million at December 31, 2008 and 2007, respectively, for deferred financing costs, net of accumulated amortization of $11.2 million and $7.5 million at December 31, 2008 and 2007, respectively and approximately $1.2 million at December 31, 2008 and 2007, related to a note due from a principal of a previously acquired company.  The note is due and payable in 2013.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2007	2008

Deferred tax liabilities	$17,699	$20,055
Liabilities for derivative instruments	4,903	7,974
Environmental liabilities	3,579	3,431
Pension liabilities	2,619	2,902
Stock compensation liabilities - employees	6,506	1,100
Stock compensation liabilities - nonemployees	674	693
Other long-term liabilities	3,350	445
Total	$39,330	$36,600

Research and Development Costs

Research and development costs are expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value.  The Company does not use derivative instruments for trading or speculative purposes.  Changes in the fair value of derivative instruments for which the Company has not met the accounting requirements to apply hedge accounting, as well as the ineffective portion of designated hedges are recorded in earnings as other income (expense).  During the years ended December 31, 2008, 2007 and 2006, the Company recorded a net realized loss of $4.1 million, $0.3 million and $0.5 million, respectively, related to derivative instruments.  See Note 5 for a discussion of the designated hedge becoming ineffective during the third and fourth quarters of 2008.

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

The aggregate gain (loss) on hedging activities reported in accumulated other comprehensive loss at December 31, 2008, 2007 and 2006 was $(3.0), $(4.1) million and $1.6 million, respectively.  No tax effect has been recorded for the gain (loss) on hedging activities due to the operating losses incurred by the Company and the full valuation reserve recorded by the Company on its deferred tax assets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires the use of the liability method in accounting for deferred taxes.  Deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using the enacted tax rates.  Valuation allowances are provided when we do not believe it to be more likely than not that the benefit of identified tax assets will be realized

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition of an income tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million and was recorded to the beginning balance of our accumulated deficit as of January 1, 2007.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) “Share Based Payment,” (“SFAS 123R”), using the modified prospective transition method.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock, performance-based awards, stock appreciation rights and employee share purchase plans. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value model.  The Company elected to use the graded attribution method to attribute costs over the requisite service period for awards with time vesting conditions and awards with performance conditions.  The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R provided in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to tax effects of employee stock-based compensation, and to determine the subsequent impact of these tax effects on the APIC pool and consolidated statement of cash flows.

Revenue Recognition

The Company records revenue in compliance with the United States Securities and Exchange Commision Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which requires that the following criteria be met prior to recognizing revenue: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured.  The Company generally records revenue when executed written arrangements or purchase orders exist with the customer that detail the price to be paid and transfer of product title and risk of loss has occurred.  Revenue for product sold on consignment is recognized when the customer uses the product.

Amounts billed for shipping and handling fees are classified within net sales in the consolidated statement of operations.  Costs incurred for shipping and handling are classified as cost of sales.

The Company provides an allowance for estimated future sales returns in the period revenue is recorded.  The estimate of future returns is based on pending returns and historical return data, among other factors.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 96-1 (“SOP 96-1”), “Environmental Remediation Liabilities.”  In accordance with SOP 96-1, expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred.  Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated.  Liabilities are recorded generally no later than the completion of feasibility studies.  The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.  As of December 31, 2008 and 2007 the Company had accrued environmental remediation liabilities of $3.4 million and $3.6 million, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Defined Benefit Pension Plans

On December 31, 2007, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”).  SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement plans as an asset or liability in the balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  As a result, we have included in accumulated other comprehensive income previously unrecognized actuarial losses under these plans.  The additional minimum liability was calculated based on the funded status of the plans at the end of the measurement period.  See Note 6 for further discussion of the adoption of SFAS 158.

New Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk.  The Company will adopt SFAS 161 effective January 1, 2009 and does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt SFAS 160 effective January 1, 2009.  SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company does not have any outstanding noncontrolling interests.
.
In December 2007, the FASB issued SFAS 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applied prospectively, with one exception for income taxes, and will be effective for business combinations made by the Company on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis within the consolidated financial statements. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  The Company adopted SFAS 159 effective January 1, 2008 and did not elect to change its valuation methods for financial instruments in place as of January 1, 2008, the date of adoption or for any financial instruments entered into during the year ended December 31, 2008.

2.	Restructuring and Other Charges

The Company recognized $3.2 million of restructuring and other charges during 2008.  In February 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs.  All affected employees were offered severance benefits.  As a result of this action, the Company recorded $1.6 million in restructuring charges.

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee.  The facility was closed and the property was sold on October 9, 2008.  In connection with the plan, a majority of the employees were terminated on or about September 30, 2008.  All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, if they remained with the Company through their proposed termination date.  The total one-time termination benefits amounted to approximately $0.9 million all of which was recorded during the year ended December 31, 2008.

In connection with the closure, the building and equipment that was not transferred to other of our factories was sold during the year ended December 31, 2008.  The company record approximately $0.7 million of losses on these sales.  These losses on disposal are presented as an element of the restructuring charge in the accompanying consolidated financial statements.

The Company recognized $0.7 million of restructuring charges during 2007.  All restructuring charges consisted primarily of severance costs for the various cost reduction initiatives implemented during 2007.

The Company recognized $5.0 million of restructuring charges during 2006.  All restructuring charges include $4.3 million of severance costs and $0.7 million of other exit costs.  Severance costs include $2.4 million for the elimination of 111 positions throughout the Company’s manufacturing operations as certain operations were downsized and various administrative functions were consolidated, $1.0 million for the elimination of 18 corporate management positions in an effort to streamline the management structure, $0.7 million for the elimination of 317 manufacturing positions the Juarez, Mexico facility due to the expiration of a customer contract and $0.2 million to record retention bonuses related to facility closures.  Other exit costs relate primarily to the cost to transfer production from former MedSource facilities that were closed, to other existing facilities.

The following table summarizes the amounts recorded related to restructuring activities, and included in “Accrued expenses” in the Company’s consolidated balances sheets and “Restructuring and other charges” in our statement of operations (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2006	$3,641	$6,540	$10,181
Adjustment for change in estimate for previously recorded restructuring accruals	(1,905)	(6,072)	(7,977)
Restructuring and integration charges incurred	4,334	674	5,008
Less: cash payments	(4,333)	(951)	(5,284)
Balance, December 31, 2006	1,737	191	1,928
Restructuring and integration charges incurred	706	23	729
Less: cash payments	(2,311)	(145)	(2,456)
Balance, December 31, 2007	132	69	201
Restructuring and integration charges incurred	2,499	—	2,499
Less: cash payments	(2,231)	—	(2,231)
Balance, December 31, 2008	$400	$69	$469

The adjustment of $8.0 million recorded in 2006 related to other exit costs was primarily due to a change in estimate for acquisition-related restructuring accruals resulting in a corresponding reduction to goodwill.

The accrued restructuring charges at December 31, 2008 are expected to be paid during fiscal year 2009 and are therefore classified as current liabilities in our consolidated balance sheet as of December 31, 2008.

3.	Inventories

Inventories consisted of the following at December 31, 2007 and 2008 (in thousands):

	December 31,
	2007	2008
Raw materials	$22,229	$18,070
Work in process	23,916	27,105
Finished goods	21,254	19,029
	$67,399	$64,204

In connection with the Transaction, inventories were recorded at fair value, resulting in a step-up of inventory of approximately $16.4 million.  This step-up of inventory was charged to cost of sales as the inventory was sold.  Cost of sales during the year ended December 31, 2006 includes $6.4 million from residual sales of this inventory.

4.	Goodwill and Other Intangible Assets

The Company experienced a decline in net orthopaedics sales during the fourth quarter of 2006.  Management initially expected this decline to recover during the first half of 2007.  However, during the first quarter of 2007, continued weakness in new product launches by our customers within the orthopaedic market resulted in lower than planned orthopaedics sales, and an operating loss for this reporting unit.  In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in orthopaedics sales and operating profitability would take longer than originally anticipated.  The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the orthopaedic reporting unit was required as of March 31, 2007 in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”).

The Company also tested the long-lived assets of our Orthopaedic reporting unit for recoverability as of March 31, 2007 and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values.  We then determined the fair value of these intangible assets was below their respective carrying values.  The fair value of the Customer Base intangible asset was determined to be $7.6 million using an excess earnings approach.  The carrying value of the Customer Base intangible asset was $37.7 million, resulting in an impairment charge of $30.1 million.  The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method.  The carrying value of the Developed Technology intangible asset was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the Orthopaedic reporting unit, we also tested goodwill and other indefinite-lived intangible assets related to our Orthopaedic reporting unit for impairment as of March 31, 2007.  The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopaedic reporting unit.  As a result of this process, we determined that the fair value of goodwill for the Orthopaedic reporting unit was $50.0 million.  The carrying value of Orthopaedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million.  In addition, our Trademark intangible asset, which has an indefinite life, was revalued in accordance with SFAS 142 using a relief from royalty method.  The fair value of the Trademark was determined to be $29.4 million.  The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

In connection with our annual goodwill impairment test, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007.  The fair value of the Company was based on both an income approach and market approach, and was determined to be below its carrying value.  We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company.  As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million.  The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million, which was recorded during the year ended December 31,2007.

The following table summarizes the changes in goodwill (in thousands):

Balance, January 1, 2006	$855,345
Purchase price adjustments	(8,132)
Balance, December 31, 2006	847,213
Purchase price adjustments	(60)
Impairment charge	(217,299)
Balances, December 31, 2007 and 2008	$629,854

The purchase price adjustments for the periods ended December 31, 2006 and 2007 relate primarily to changes in estimates for acquisition-related restructuring accruals.

Intangible assets as of December 31, 2008 are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(6,221)	$10,770
Customer contracts and relationships	197,575	(43,240)	154,335
Trade names and trademarks	29,400	—	29,400
	$243,966	$(49,461)	$194,505

Intangible assets as of December 31, 2007 were comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(4,233)	$12,758
Customer contracts and relationships	197,575	(30,289)	167,286
Trade names and trademarks	29,400	—	29,400
	$243,966	$(34,522)	$209,444

Intangible asset amortization expense was $14.9 million, $15.5 million and $17.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $14.9 million.

5.	Short-Term and Long-Term Borrowings

Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2007	2008
Credit Facility:
Term loan, interest at 7.79% and 4.70% at December 31, 2007 and 2008, respectively	$392,000	$388,000
Revolving loan:
Interest at 8.75% at December 31, 2007	5,000	—
Interest at 7.35% at December 31, 2007	22,000	—
Interest at 2.71% at December 31, 2008	—	16,000
Senior subordinated notes maturing December 1, 2013, interest at 10%	305,000	305,000
Financing of insurance premiums, interest at 6.5%	179	—
Capital lease obligations	8	18
Total debt	724,187	709,018
Less—unamortized discount on senior subordinated notes	(2,896)	(2,482)
Less—current portion	(4,187)	(4,007)
Long term debt, excluding current portion	$717,104	$702,529

Annual minimum principal payments for each of the next five years are as follows (in thousands):

Fiscal year	Amount
2009	$4,007
2010	4,011
2011	20,000
2012	376,000
2013	305,000
Total debt	$709,018

Interest expense, net, as presented in the statement of operations for the years ended December 31, 2008, 2007 and 2006 includes interest income of $142,200, $228,300 and $192,400  respectively.

The weighted average interest rate on the borrowings under our revolver were approximately 9.0%, 5.5%, and 2.0% for the year ending December 31, 2006, 2007 and 2008, respectively.

Amended Credit Agreement

On November 22, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) which consisted of $400.0 million of term loans and up to $75.0 million made available under a revolving credit facility.  On April 27, 2007 the Credit Agreement was amended (“the Amendment”). The Amendment modified certain required loan covenants and the interest rates the Company’s borrowing would bear.  Collectively, the Credit Agreement and the Amendment are referred to as the “Credit Facility”.  In connection with the Amendment, the Company paid approximately $1.7 million of fees to the lenders, inclusive of reimbursement of expenses.  As these fees were paid to the lenders in connection with the modification of the Credit Agreement without reducing the related borrowing capacity, these costs were capitalized and recorded as deferred financing fees in our consolidated balance sheet.

The full amount of the term loans was borrowed on the closing date, November 22, 2005.  The term loans amortize in 27 quarterly installments of 0.25% of the original principal amount of the term loans, with the balance payable on November 22, 2012. Amounts prepaid or repaid with respect to the term loans may not be re-borrowed.  Revolving loans may be borrowed, repaid and re-borrowed after the closing date until November 22, 2011, and any revolving loans outstanding on November 22, 2011 must be repaid.

Voluntary prepayments of the term loans and revolving commitment reductions are permitted in whole or in part, subject to minimum prepayment requirements. Voluntary prepayments of LIBOR loans on a date other than the last day of the relevant interest period are also subject to payment of breakage costs, if any. We are required to prepay the loans with the net proceeds of certain new indebtedness, a certain percentage of excess cash flow and, subject to certain reinvestment rights, certain asset sales.

The Credit Facility contains certain covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Interest Coverage Ratio”).  Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve months financial results.  At December 31, 2008, our Leverage Ratio covenant was a maximum 8.0.  The required maximum Leverage Ratio under our debt agreements adjusts down to 7.00 for the quarter ended December 31, 2009.  At December 31, 2008, our Interest Coverage Ratio covenant was a minimum of 1.35.  The required minimum Interest Coverage Ratio adjusts up to 1.55 for the quarter ended December 31, 2008.

Outstanding borrowings under the Credit Facility bear interest at variable rates.  Interest is payable quarterly, or more frequently if an interest period of one month is selected by the Company.  The Company has the option to select borrowing rates for its borrowings under the Credit Facility at the Alternative Bank Rate (“ABR”), defined in the Credit Facility as the greater of the Prime Rate or the Federal Funds rate plus 0.5%, or LIBOR.  The Credit Facility provides that for the revolving credit facility (i) should the Leverage Ratio (as defined in the Credit Facility) exceed 8.00 to 1.00, the “Applicable Rate” as defined in the Credit Facility, would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined under the Credit Facility), with a commitment fee 0.50% for the unutilized portion of the revolving credit facility, (ii) should the Leverage Ratio exceed 7.00 to 1.00 but be equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a commitment fee 0.50% for the unutilized portion of the revolving credit facility, or (iii) in all other cases the Applicable Rate and commitment fees will be as defined in the Credit Agreement.  The Credit Facility also requires that for the term loan portion of the facility that (i) for so long as the Leverage Ratio exceeds 8.00 to 1.00, the Applicable Rate is equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeds 6.00 to 1.00 but is equal to or less than 8.00 to 1.00 the Applicable Rate is equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio is equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans.  In the case of loans both under the term loan or revolving portion of the facility, the Company has the option to elect interest periods of one, three, six, nine or twelve months.

The Credit Facility provides for the payment to the lenders of a commitment fee equal to 0.50% per annum on the average daily unused portion of the available commitments under the revolving credit portion of the facility, payable quarterly in arrears and upon termination of the commitments, which commitment fee is subject to reduction based upon the attainment of a specified leverage ratio.  The Credit Facility also provides for the payment to the lenders of a letter of credit fee on the average daily stated amount of all outstanding letters of credit equal to the then-applicable spread for LIBOR loans under the revolving credit facility, and a payment to JPMorgan Chase Bank, N.A., as letter of credit issuer, of a letter of credit fronting fee on the average daily stated amount of all outstanding letters of credit at 0.125% per annum, in each case payable quarterly in arrears and upon termination of the commitments under the revolving facility.

The loans under the Credit Facility and certain hedging obligations owing to Credit Facility lenders or their affiliates are guaranteed by Accellent Acquisition Corp. and by all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The loans, the guarantees and such hedging arrangements are secured by a first priority perfected lien, subject to certain exceptions, on substantially all of our and the guarantors’ existing and future properties and tangible and intangible assets, including a pledge of all of the capital stock held by such persons (other than certain capital stock of foreign subsidiaries).

During the year ended December 31, 2008, a member of the Company’s lending syndicate for its Credit Facility entered bankruptcy proceedings under the United States bankruptcy protection provisions.  That member’s undrawn commitment under the revolving credit facility totaled $6.3 million.  The Company has not received notice regarding this member’s commitment, however, we believe that the undrawn amount of this member’s commitment may not be available for future borrowing under the revolver.  As of December 31, 2008, borrowings outstanding under the revolver totaled $16.0 million and $8.8 million was supporting the Company’s letters of credit, leaving $43.9 million available for additional borrowings and/or letters of credit.

Interest rate swap and collar

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

At September 30, 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006.  The Company’s policy requires the use of the Hypothetical Derivative Method as defined by Derivatives Implementation Group Issue No. G-7 (“DIG G-7”).  As a result of the hedge ineffectiveness during the three months ended September 30, 2008, the Company has recognized in earnings the full change in fair value of the derivative instrument for the six months ended December 31, 2008. In addition, the Company is required to amortize to earnings over the remaining contractual term of the swap the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, when the hedge was last assessed as being effective.  These accumulated losses amount to $4.1 million and were previously recorded in Accumulated Other Comprehensive Loss.  The amount recognized in earnings for the six months ended December 31, 2008 totaled a loss of $3.0 million and is recorded within Other expense in the accompanying consolidated statement of operations.  The amount recorded during the six months ended December 31, 2008 related to the amortization of amounts previously recorded within Accumulated Other Comprehensive Loss through June 30, 2008 totaled $1.1 million.  The fair value of the interest rate swap liability at December 31, 2008 was $7.7 million.  Management believes that the hedge will be effective in the future in accordance with its method for measuring hedge effectiveness.

The interest rate collar agreement has not been designated as a cash flow hedge.  Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to market.  For the year ended December 31, 2008, the Company recorded other income of approximately $31,000 relating to the change in fair value of the interest rate collar.  The fair value of the interest rate collar liability at December 31, 2008 was $0.3 million.

For the full year ended December 31, 2008, the Company recognized a total loss of $4.1 million related to its swap and collar agreements.

Senior Subordinated Notes

On November 22, 2005, the Company issued $305.0 million of 10½% Senior Subordinated Notes (the “Notes”) due December 1, 2013.  Interest on the Notes is payable on June 1st and December 1st of each year.

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

The Senior Subordinated Notes (the “Notes”) contain an embedded derivative in the form of a change of control put option.  The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest.  The value of this feature has been determined to be immaterial.  The change of control put option is clearly and closely related to the Notes and in accordance with  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is therefore not accounted for separately from the Notes.

The Notes and the Credit Facility contain limits on our and our subsidiaries’ ability to, among other things, pay dividends, redeem capital stock and make other restricted payments and investments, incur additional debt or issue preferred stock, enter into agreements that restrict our subsidiaries from paying dividends or other assets, engage in transactions with affiliates, sell assets, including capital stock of subsidiaries, and merge, consolidate or sell all substantially all of our assets and the assets of our subsidiaries, among others.  In addition, the Notes contain customary events of default including, but not limited to, failure to pay any principal, interest, fees or other amounts when due, material breach of any representation or warranty, covenant defaults, events of bankruptcy, cross defaults to other material indebtedness, invalidity of any guarantee, and unsatisfied judgments.

6.	Employee Benefit Plans

Defined Benefit Pension Plans

The Company has pension plans covering employees at two facilities, one in the United States (the “Domestic Plan”) and one in Germany ,(the “Foreign Plan”).  Benefits for the Domestic Plan are provided at a fixed rate for each month of service.  The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations.  For the Domestic Plan, plan assets consist of cash equivalents, bonds and equity securities.  The Domestic Plan was frozen as to new participants in November 2006.  The Foreign Plan is an unfunded frozen pension plan covering employees hired before 1993.

On December 31, 2007, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss). The measurement date used in determining the projected benefit obligation was December 31, 2007, consistent with the plan sponsor’s fiscal year end.  The initial impact from adoption of the recognition provisions of the SFAS 158 included the recognition of $513,219 of unrecognized net actuarial gain which was recorded as a component of other accumulated comprehensive loss. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive loss of $513,219.  As of December 31, 2008 and 2007 the Accumulated Benefit Obligation of the Plans totaled $2.8 million.

The change in the projected benefit obligation is as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2007	2008
Benefit obligation at beginning of period	$3,091	$3,383	$3,365
Service cost	102	66	55
Interest cost	149	162	180
Actuarial gain	(108)	(385)	(233)
Currency translation adjustment	226	230	(87)
Benefits paid	(77)	(91)	(116)
Benefit obligation at end of period	$3,383	$3,365	$3,164

The change in Domestic Plan assets were as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2007	2008
Fair value of plan assets at beginning of year	$897	$1,026	$1,052
Actual return (loss) on plan assets	79	61	(310)
Employer contributions	96	17	17
Benefits paid	(46)	(52)	(68)
Fair value of plan assets at end of period	$1,026	$1,052	$691

A reconciliation of the accrued benefit cost for both the Domestic and Foreign Plans recognized in the financial statements is as follows (in thousands):

	December 31,
	2007	2008
Funded status	$(2,313)	$(2,473)
Unrecognized net actuarial gain	(531)	(217)
Accrued benefit obligation	(2,844)	(2,690)
Presented as other long-term liabilities	(2,313)	(2,473)
Accumulated other comprehensive income	(531)	(217)
Total	$(2,844)	$(2,690)

As of December 31, 2008, there was $217,000 of accumulated unrecognized net actuarial gain, that has yet to be recognized in earnings as a component of net periodic benefit cost.  Of this amount we expect to recognize approximately $55,000 in earnings for amortization of net periodic benefit cost during the fiscal year ended December 31, 2009.

Components of net periodic benefit cost for both the Domestic and Foreign Plans is as follows (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2007	2008
Service cost	$102	$66	$55
Interest cost	149	162	180
Expected return of plan assets	(64)	(70)	(72)
Recognized net actuarial gain	—	—	(26)
	$187	$158	$137

Assumptions for benefit obligations at December 31 were as follows:

	2007	2008
Discount rate	5.48%	5.82%
Rate of compensation increase	3.0%	3.0%

Assumptions for net periodic benefit costs were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2007	2008
Discount rate	4.46%	5.45%	5.92%
Expected long term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.0%	3.0%	3.0%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 7.0% expected long-term rate of return on plan assets assumption.

Estimated annual future benefit payments for both the Domestic and Foreign Plans for the next five fiscal years and the following five fiscal years are as follows:

Fiscal year	Amount
2009	$112,798
2010	116,303
2011	123,612
2012	129,899
2013	131,736
Five fiscal years thereafter	791,000

The Domestic Plan’s asset allocation as of its measurement dates was as follows:

	December 31,
	2007	2008
Asset Category
Equity securities—domestic	70.0%	63.0%
Debt securities	30.0%	37.0%
Total	100.0%	100.0%

As of December 31, 2008, the Domestic Plan’s target asset allocation was as follows:

Asset Class	Target Allocation %
Fixed income	40.0%
Domestic equity	60.0%

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets.

In addition to the broad asset allocation described above, the following policies apply to the individual asset classes:

Fixed income investments shall be oriented toward investment grade securities rated “BBB” or higher. They are diversified among individual securities and sectors.

Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

401(k) and Other Plans

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan.  The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 3% of the employee’s gross salary. The Company’s matching contributions totaled approximately $2.5 million, $2.7 million, and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a Supplemental Executive Retirement Pension Program (SERP) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $31,059, $106,505 and $28,591 for the years ended December 31, 2008, 2007 and 2006 respectively. The liability for the plan was $0.4 million, and $0.3 million as of December 31, 2008 and 2007, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

7.	Stock Award Plans

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights.  The 2005 Equity Plan generally requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”).  Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, measured each calendar year.  The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period.  At December 31, 2008, the total number of shares authorized under the plan is 14,374,633.  Awards are issued by Accellent Holdings Corp. and upon exercise are satisfied from shares authorized for issuance, and are not from treasury shares.

As a result of the Transaction, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The options have an exercise price of $1.25 per share.  The Company may, at its option, elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates.  As a result of these features, Roll-Over options are recorded as a liability until such options are exercised, forfeited, expired or settled.  During 2007 the Company modified the roll-over options for certain employees leaving the Company.  The modification extended the exercise period into 2008 and set the Company’s settlement obligation for these awards at $4.00 per share.  The options were exercised during the first quarter of 2008.  The table below summarizes the activity relating to the Roll-Over options during the year ended December 31, 2008 and 2007:

	2007		2008

	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding

Balance at January 1	$16,814	4,305,358	$6,506	2,624,673
Shares repurchased	(1,827)	(945,901)	(1,984)	(1,119,249)
Shares exercised	(3,056)	(734,784)	(3,158)	(803,738)
Shares forfeited	—	—	(144)	(82,220)
Value adjustment to liability	(5,425)	—	(120)	—
Balance at December 31	$6,506	2,624,673	$1,100	619,466

The rollover options permit net settlement by the holder of the option therefore no cash is received by the Company upon exercise.

As of December 31, 2007 and December 31, 2008, the Roll-Over options have a weighted average fair value of $2.48 and $1.78 based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of December 31, 2007	As of December 31, 2008
Expected term to exercise	2.86 years	2.25 years
Expected volatility	23.90%	24.79%
Risk-free rate	3.18%	0.88%
Dividend yield	0.0%	0.0%

During the year ended December 31, 2008 the Company granted 225,000 shares of restricted stock.  Total non-cash compensation expense related to restricted stock awards during the years ended December 31, 2008 and 2007 was approximately $0.3 million and $0.1 million, respectively.   All restricted stock awards had a fair value of $3.00 per share.  The expense associated with restricted stock grants is amortized over the period from grant date to five years as the shares vest.  Activity of unvested restricted stock for the year ended December 31, 2008 was as follows:

Shares of Restricted Stock
Balance, January 1, 2008	130,000
Restricted stock granted	225,000
Restricted stock vested	(104,333)
Balance, December 31, 2008	250,667
Vested and expected to vest at December 31, 2008	104,333

At December 31, 2008, vested restricted shares had no intrinsic value.

Time-Based and Performance-Based options granted during the years ended December 31, 2008, 2007 and 2006 have a weighted average grant date fair value per option of $0.87, $2.06 and $2.10, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Expected term to exercise	6.5 years	6.1 years	6.1 years
Expected volatility	31.47%	30.19%	29.9%
Risk-free rate	4.75%	4.82%	4.13%
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option pricing model used to value the Roll-Over options, Time-Based and Performance-Based options includes an estimate of the fair value of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at December 31, and each stock option measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock, and arm’s length sales of Accellent Holdings Corp. common stock.  The fair value of Accellent Holdings Corp. common stock was $3.00 a share at December 31, 2008 and 2007, respectively.

Expected term to exercise is based on the simplified method as provided by SAB 107.  The Company and its parent company have no historical volatility since their shares have never been publicly traded.  Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on the US Treasury rate for notes with a term equal to the option’s expected term.  The dividend yield assumption of 0.0% is based on the Company’s history and expectation of not paying dividends on common shares.  The requisite service period is five years from date of grant.

The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods for graded voting awards than recognition on a straight-line method.  For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable.  During 2008, the Company amended certain employees’ incentive stock option agreements to modify the performance targets necessary to achieve vesting for Performance Based shares.  The amendment was accounted for as a modification as an improbable to probable modification.  Accordingly, compensation expense was determined using the fair value of the modified award at the date of the modification.  As a result of the modification, certain Performance Based shares vested as to their performance vesting targets for the year ended December 31, 2008.  Accordingly, compensation expense related to performance based shares for 119 employees, or 509,194 shares, was recorded during the year ended December 31, 2008, as detailed below.   If in the event that performance targets are achieved in future periods, the Company will be required to record stock-based compensation expense for the vested Performance-Based options once the achievement of the underlying performance targets becomes probable.

The Company’s stock based compensation expense (benefit) for the years ended December 31, 2006, 2007 and 2008 results from the following:

	(in thousands)
	2006	2007	2008
Roll-over option mark to market adjustment	$(547)	$(5,425)	$(120)
Performance Based Options	—	—	595
Time based options	1,685	(133)	228
Restricted stock vesting	—	48	312
	$1,138	$(5,510)	$1,015

Stock based compensation expense (credit) was reported in the consolidated statements of operation as follows:

	(in thousands)
	2006	2007	2008
Cost of sales	$71	$(203)	$(7)
Selling, general and administrative	1,067	(5,307)	1,022
	$1,138	$(5,510)	$1,015

Stock option activity during the year ended December 31, 2008 is as follows:

	2005 Equity Plan		Roll-Over Options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at January 1, 2008	2,923,860	$4.49	2,624,673	$1.25
Granted	4,342,500	3.01	—	—
Exercised/ Repurchased	—	—	(1,922,987)	1.25
Forfeited	(458,315)	4.58	(82,220)	1.25
Outstanding at December 31, 2008	6,808,045	3.37	619,466	1.25
Vested or expected to vest at December 31, 2008	2,491,630	3.38	619,466	1.25
Exercisable at December 31, 2008	1,213,757	$3.54	619,466	$1.25

As of December 31, 2008, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 8.7 years.  Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2008.

As of December 31, 2008, the weighted average remaining contractual life of the Roll-Over options was 3.5 years.  The aggregate intrinsic value of the Roll-Over options was $1.1 million as of December 31, 2008.

As of December 31, 2008, the Company had approximately $1.5 million of unearned stock-based compensation expense that will be recognized over approximately 4.3 years based on the remaining weighted average vesting period of all outstanding stock options.

At December 31, 2008, 7,072,785 shares are available to grant under the 2005 Equity Plan.

8.	Income Taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year ended December 31
	2006	2007	2008
Current
Federal	$—	$—	$—
State	921	650	292
Foreign	1,330	2,420	2,671
Deferred
Federal	2,471	923	2,559
State	585	1,398	(703)
Foreign	—	—	(130)
Total provision	$5,307	$5,391	$4,689

Loss before income taxes included income from foreign operations of $11.1, $9.7 and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated statements of operations for the years ended December 31 2008, 2007 and 2006 are as follows (in thousands):

	Year ended December 31,
	2006	2007	2008
Tax benefit at statutory rate	$(4,638)	$(94,321)	$(3,019)
Change in valuation allowance on deferred tax assets	9,922	17,735	1,487
State taxes, net of federal benefit	597	(1,969)	292
Foreign rate differential	(763)	(965)	(1,197)
Repatriation of earnings	—	—	1,693
Goodwill impairment	—	86,679	—
Stock options	—	(1,899)	166
Return to provision and other adjustments	189	131	5,267
Tax provision	$5,307	$5,391	$4,689

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2007	2008
Deferred tax assets
Operating loss carryforwards	$106,856	$107,323
Environmental	1,338	1,310
Compensation	3,753	4,915
Inventory and accounts receivable reserves	4,930	3,763
Restructuring costs	106	178
Other	5,975	7,330
Total current deferred tax asset	122,958	124,819

Deferred tax liabilities:
Depreciation	(13,160)	(13,543)
Intangibles	(67,689)	(69,843)
Total current deferred tax liabilities	(80,849)	(83,386)
Valuation allowance	(59,808)	(61,294)
Total net deferred tax liability	$(17,699)	$(19,861)

The deferred tax liability of $17.7 million at December 31, 2007 is included in the Company’s consolidated balance sheet within other long-term liabilities.  The net deferred tax liability of $19.9 million at December 31, 2008 includes $ 0.2 million of deferred tax assets.  The gross deferred tax liability of 20.1 million has been reported in the Company’s consolidated balance sheet within other long-term liabilities.  The $0.2 million deferred tax asset is included in the Company’s consolidated balance sheet within deferred financing costs and other assets, net.

The Company’s deferred income tax expense results primarily from the different book and tax treatment for a portion of the Company’s goodwill.  For tax purposes, the Company has recorded goodwill when the structure of the underlying acquisition transaction is treated for tax purposes as a taxable asset acquisition rather than a taxable or tax free stock acquisition or tax free asset acquisition.  For tax purposes, goodwill acquired in a taxable asset transaction is subject to annual amortization, which reduces the tax basis of that goodwill.  Goodwill is not amortized for book purposes, which gives rise to a different book and tax basis for goodwill acquired in a taxable asset type acquisition.  The lower taxable basis of this goodwill would result in higher taxable income upon any future disposition of the underlying business.  Deferred taxes are recorded to reflect the future incremental taxes from the book and tax basis difference that would be incurred upon a future sale of this tax basis goodwill.

At December 31, 2008, the Company has federal net operating loss (“NOL”) carryforwards of approximately $280.0 million expiring at various dates through 2028.  Approximately $216.6 million of these carryforwards were acquired in the Transaction.  Substantially all of the benefit from the use of the acquired loss carryforwards will be recorded to either a credit to additional paid in capital or goodwill.  If not utilized, these carryforwards will begin to expire in 2018.  Such losses are also subject to the requirements of Section 382, which in general provides that utilization of NOLs is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Such an ownership change occurred upon the consummation of the Transaction.  Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Transaction.  Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company's federal NOL carryforward for tax return purposes is $21.0 million greater than its federal NOL for financial reporting purposes due to $12.7 million of unrecognized tax benefits as well as $8.3 million of unrealized excess tax benefits generated during 2006, 2007, and 2008 for share-based compensation awards.  The tax benefit of the share-based compensation awards would be recognized for financial statement purposes through additional paid-in capital, in the period in which the tax benefit reduces income taxes payable.

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2008 and 2007.  Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for a full valuation allowance.  If at a future date the Company determines that all or a portion of the valuation allowance is no longer deemed necessary, up to $216.6 million of the acquired net operating losses will be recorded as a reduction to goodwill.

The increases in the valuation allowance from $30.3 million at December 31, 2005 to $31.3 million at December 31, 2006, from $31.3 million at December 31, 2006 to $59.8 million at December 31, 2007, and from $59.8 million at December 31, 2007 to $61.5 million at December 31, 2008 relate to operating losses incurred during each of these respective years for which the Company has provided a full valuation allowance.

As of December 31, 2008, the Company has not accrued deferred income taxes on $16.4 million of unremitted earnings from foreign subsidiaries as such earnings are expected to be reinvested outside of the U.S.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 increased our estimated tax liabilities by $0.5 million and was recorded to the beginning balance of accumulated deficit as of January 1, 2007.  At the date of adoption, the total amount of unrecognized tax benefits was $3.5 million, which if ultimately recognized, will reduce the Company’s annual effective tax rate prior to the adjustment for the Company’s valuation allowance.  As of December 31, 2007, the Company had disclosed additional uncertain tax positions associated with specific tax positions that only affect the measurement of the net operating loss.  Consequently, the federal and state net operating losses were reduced by an additional $5.1 million dollars and $733 thousand dollars, respectively, with a corresponding adjustment to the valuation allowance.

The change in unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2007	2008
Balance at January 1	$3,450	$9,360
Gross increases for tax positions taken in prior periods	5,614	184
Gross decrease for tax positions taken in prior periods	—	(471)
Gross increases for tax positions taken in current period	676	179
Lapse of statute of limitations	(380)	(572)
Balance at December 31	$9,360	$8,680

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense.  During the years ended December 31, 2008 and 2007, the Company recorded income tax expense of approximately $136,000 and $12,000 and $139,000 and $20,000 for interest and penalties, respectively.  The Company has accrued interest and penalties of $465,000 and $58,000 and $372,000 and $175,000, relating to unrecognized tax benefits as of December 31, 2008 and 2007, respectively.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply.  With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities.  The tax years ended December 31, 2004, 2005, 2006 and 2007 remain subject to examination by major tax jurisdictions.  However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

9.	Capital Stock

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

10.	Related-Party Transactions

In connection with the Transaction, the Company entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services.  Pursuant to this agreement, KKR receives an annual advisory fee which is subject to an annual increase of 5%.  During the years ended December 31, 2008, 2007 and 2006, the Company incurred management fees and expenses with KKR of $1.2 million, $1.1 million and $1.0 million, respectively.  As of December 31, 2008, 2007, the Company owed KKR $0.6 million and $0.5 million for unpaid management fees which are included in accrued expenses in the accompanying consolidated balance sheet.  In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”) provide integration consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR had provided financing to KKR-Capstone.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred $1.1 million, $1.8 million and $1.9 million, respectively, of integration consulting fees for the services of KKR-Capstone.   For the year ended December 31, 2008, approximately $0.7 million is to be paid in common stock of AHC.  At December 31, 2008 and 2007, the Company owed KKR-Capstone $0.3 million and $0.4 million, which is payable in common stock of AHC.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR.  Sales to Biomet, Inc. during the years ended December 31, 2008 and 2007 totaled $3.5 million and $4.1 million, respectively.  At December 31, 2008 and 2007, accounts receivable due from Biomet aggregated $0.4 and $0.9 million, respectively.

11.	Environmental Matters

On July 23, 2007, we were notified by the Citizens for Pennsylvania’s Future and Montgomery Neighbors for a Clean Environment of their intent to file a citizen suit against us and an unrelated party based upon alleged violations of the Pennsylvania Hazardous Site Cleanup Act.  To date, no such suit has been filed.  Furthermore, on November 6, 2007, People for Clean Air and Water announced their intention to file a citizen suit against the Company and two unrelated parties based upon alleged violations of the United States Clean Air Act.  On March 31, 2008, the Company was served in a lawsuit brought by a member of PAW.  The complaint alleged violations related to the emission of trichloroethylene (“TCE”) by our facility in Collegeville, Pennsylvania and sought a $300 million award.  In July 2008, the plaintiff withdrew this lawsuit.

In a separate matter, the Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations.  These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions.  The EPA has agreed to reconsider the exemption.  Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes.  Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility.  However, this process will not reduce our TCE emissions to the levels required by the new standard.  If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2008 and 2007, the Company had a long-term liability of $3.4 million and $3.6 million, respectively, primarily related to the Collegeville site.  The Company has prepared estimates of its potential liability, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future. The clean up of identified environmental matters is not expected to have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on consolidated financial results for a particular reporting period.  Also, in anticipation of proposed changes to air emission regulations, the Company is incorporating new air emission control technologies at one of its manufacturing sites which uses a regulated substance.   The Company incurred approximately $1.6 million of capital expenditures, in aggregate during 2008 and 2007 to implement the new air emission control technologies.

12.	Fair value of Financial Instruments

For assets and liabilities recorded at fair value on a recurring basis during the period, fair value has been determined in accordance with the provisions of SFAS 157,  As discussed in Note 7,  the Company uses the Black-Scholes option pricing model to value its liability for roll-over option awards.  A roll-forward of the change in fair value of this level 3 financial instrument is also contained in Note 7.  As discussed in Note 5, the Company maintains derivative contracts, primarily interest rate swap and collar contracts. These contracts are valued using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates. As discussed in Note 1 above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements. The Company has deferred the application of the provisions of this statement related to its non-financial assets and liabilities in accordance with FSP 157-2.

The following table provides a summary of the fair values of assets and liabilities in accordance with SFAS 157:

		Fair Value Measurements at December 31, 2008 using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over Options	$1,100	$—	$—	$1,100
Liability for derivative instruments	$7,974	$—	$—	$7,974

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates.  The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values.

•
Borrowings under the Amended Credit Agreement: Borrowings under the Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•
 Borrowings under the Senior Subordinated Notes—2013—Borrowings under the Senior Subordinated Notes—2013 have a fixed rate. The Company intends to carry the Notes until their maturity.  At December 31, 2008, the fair value of the Senior Subordinated Notes – 2012, based on a quoted market for them, was 73% or $223 million compared to the carrying value of $305 million.

The following reflects the changes to our derivative instruments using Level 3 inputs (in thousands):

Liability balance at January 1, 2008	$4,903

Realized losses included in other expense in the statement of operations	3,011

Unrealized loss included in accumulated other comprehensive loss	60

Liability balance at December 31, 2008	$7,974

13.	Business Segments

For the twelve months ended December 31, 2008 approximately 95% of our sales were derived from medical device customers with the remaining 5% being derived from other customers.

The following table presents net sales by country or geographic region based on the location of the customer for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net sales:
United States	$406,528	$396,407	$437,217
Ireland	19,255	26,000	26,415
Germany	17,106	20,601	23,831
Sweden	4,351	1,519	5,799
Netherlands	4,099	3,078	2,948
United Kingdom	3,658	5,322	10,429
France	3,768	3,968	2,532
Other Western Europe	4,529	2,244	3,061
Asia Pacific	2,281	2,694	3,120
Eastern Europe	1,263	3,740	4,793
Central and South America	6,912	5,513	4,345
Other	384	595	986
Total	$474,134	$471,681	$525,476

Long-lived assets, based on the location of the assets, were as follows (in thousands):

	December 31,
	2007	2008
Long lived assets:
United States	$981,514	$958,555
United Kingdom	563	389
Germany	3,507	4,018
Ireland	6,735	5,603
Mexico	1,027	759
Total	$993,346	$969,324

The table above includes goodwill and intangibles and other assets of $824,359,and $839,298 in 2008 and 2007, respectively which are included in U.S. long-lived assets.

14.	Commitments and Contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2021, which are accounted for as operating leases.

Aggregate rental expense for the years ended December 31, 2008, 2007 and 2006 was $7.5, $7.2 and $7.2 million respectively.  Future minimum rental commitments under all operating leases is as follows (in thousands):

Year	Amount
2009	$6,305
2010	6,088
2011	5,876
2012	4,945
2013	4,676
Thereafter	10,471
Total	$38,361

The Company is involved in various legal proceedings in the ordinary course of business including the environmental matters described in Note 11. In the opinion of management, the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

15.	Supplemental Guarantor Condensed Consolidating Financial Statements

On November 22, 2005, the Company issued $305,000,000 in principal amount of 10½% Senior Subordinated Notes due 2013. In connection with the issuance, all of its 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) have guaranteed on a joint and several, full and unconditional basis, the repayment of the indebtedness. Certain foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company (“Parent”), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2008 and December 31, 2007 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Balance Sheets
December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12,379	$2,146	$—	$14,525
Receivables, net	—	48,313	2,621	(210)	50,724
Inventories	—	61,086	3,118	—	64,204
Prepaid expenses and other	117	3,499	338	—	3,954
Total current assets	117	125,277	8,223	(210)	133,407
Property, plant and equipment, net	—	117,201	10,259	—	127,460
Intercompany receivable	—	89,476	15,278	(104,754)	—
Investment in subsidiaries	285,138	27,322	—	(312,460)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	194,505	—	—	—	194,505
Deferred financing costs and other assets	16,225	1,159	121	—	17,505
Total assets	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731
Current portion of long-term debt	$4,000	$7	$—	$—	$4,007
Accounts payable	—	21,869	1,603	(187)	23,285
Accrued liabilities	5,063	26,066	3,008	—	34,137
Total current liabilities	9,063	47,942	4,611	(187)	61,429
Note payable and long-term debt	807,295	11	—	(104,777)	702,529
Other long-term liabilities	7,308	27,344	1,948	—	36,600
Total liabilities	823,666	75,297	6,559	(104,964)	800,558
Equity	302,173	285,138	27,322	(312,460)	302,173
Total liabilities and equity	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Condensed Consolidating Balance Sheets
December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,976	$1,712	$—	$5,688
Receivables, net	—	47,277	3,723	(39)	50,961
Inventories	—	63,733	3,666	—	67,399
Prepaid expenses and other	—	4,728	243	—	4,971
Total current assets	—	119,714	9,344	(39)	129,019
Property, plant and equipment, net	—	121,905	11,140	—	133,045
Intercompany receivable	—	19,451	7,695	(27,146)	—
Investment in subsidiaries	218,869	22,258	—	(241,127)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	209,444	—	—	—	209,444
Deferred financing costs and other assets	19,758	1,117	128	—	21,003
Total assets	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365
Current portion of long-term debt	$4,000	$187	$—	$—	$4,187
Accounts payable	—	22,082	1,440	49	23,571
Accrued liabilities	5,600	18,226	2,442	—	26,268
Total current liabilities	9,600	40,495	3,882	49	54,026
Note payable and long-term debt	744,248	—	—	(27,234)	717,014
Other long-term liabilities	12,082	25,081	2,167	—	39,330
Total liabilities	765,930	65,556	6,049	(27,185)	810,370
Equity	311,995	218,869	22,258	(241,127)	311,995
Total liabilities and equity	$1,077,925	$284,445	$28,307	$(268,312)	$1,122,365

Condensed Consolidating Statements of Operations
Year ended December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$494,665	$31,869	$(1,058)	$525,476
Cost of sales	—	366,999	20,202	(1,058)	386,143
Selling, general and administrative expenses	120	55,550	3,144	—	58,814
Research and development expenses	—	2,063	861	—	2,924
Merger related costs	—	—	—	—	—
Restructuring and other charges	—	3,209	—	—	3,209
Amortization of intangibles assets	14,939	—	—	—	14,939
(Loss) income from operations	(15,059)	66,844	7,662	—	59,447
Interest (expense) income	(65,172)	(100)	15	—	(65,257)
Other (expense) income	(4,111)	428	866	—	(2,817)
Equity in earnings of affiliates	71,026	6,181	—	(77,207)	—
Income tax expense	—	(2,327)	(2,362)	—	(4,689)
Net (loss) income	$(13,316)	$71,026	$6,181	$(77,207)	$(13,316)

Condensed Consolidating Statements of Operations
Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$443,495	$28,918	$(732)	$471,681
Cost of sales	—	332,641	18,020	(732)	349,929
Selling, general and administrative expenses	120	49,639	2,695	—	52,454
Research and development expenses	—	2,058	507	—	2,565
Merger related costs	—	(67)	—	—	(67)
Restructuring and other charges	—	729	—	—	729
Amortization of intangibles assets	15,506	—	—	—	15,506
Impairment of goodwill and other intangible assets	251,253	—	—	—	251,253
(Loss) income from operations	(266,879)	58,495	7,696	—	(200,688)
Interest (expense) income	(67,343)	(36)	12	—	(67,367)
Other expense income	(347)	(1,009)	(79)	—	(1,435)
Equity in earnings of affiliates	59,688	5,881	—	(65,569)	—
Income tax expense	—	3,643	1,748	—	5,391
Net (loss) income	$(274,881)	$59,688	$5,881	$(65,569)	$(274,881)

Condensed Consolidating Statements of Operations
Year Ended December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453,812	$20,776	$(454)	$474,134
Cost of sales	6,421	317,991	13,085	(454)	337,043
Selling, general and administrative expenses	133	55,929	2,396	—	58,458
Research and development expenses	—	3,205	402	—	3,607
Restructuring and other charges	—	5,008	—	—	5,008
Amortization of intangibles assets	17,205	—	—	—	17,205
(Loss) income from operations	(23,759)	71,679	4,893	—	52,813
Interest (expense) income	(65,330)	(8)	—	—	(65,338)
Other income expense income	79	(973)	167	—	(727)
Equity in earnings of affiliates	70,451	3,997	—	(74,448)	—
Income tax expense	—	4,244	1,063	—	5,307
Net (loss) income	$(18,559)	$70,451	$3,997	$(74,448)	$(18,559)

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,753)	$91,737	$10,012	$—	$41,996
Cash flows from investing activities:
Capital expenditures	—	(15,610)	(1,753)	—	(17,363)
Proceeds from sale of equipment	—	1,623	6	—	1,629
Acquisitions, net of cash acquired	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Net cash used in investing activities	—	(13,987)	(1,747)	—	(15,734)
Cash flows from financing activities:
Borrowings	39,000	—	—	—	39,000
Repayments	(54,000)	(155)	—	—	(54,155)
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)
Dividends paid on redeemable and convertible preferred stock	—	—	—	—	—
Deferred financing fees	—	—	—	—
Proceeds from sale of stock	138	—	—	—	138
Intercompany receipts (advances)	76,599	(69,016)	(7,583)	—	—
Cash flows provided by (used for) financing activities	59,753	(69,171)	(7,583)	—	(17,001)
Effect of exchange rate changes in cash	—	(176)	(248)	—	(424)
Net increase (decrease) in cash and cash equivalents	—	8,403	434	—	8,837
Cash and cash equivalents, beginning of year	—	3,976	1,712	—	5,688
Cash and cash equivalents, end of year	$—	$12,379	$2,146	$—	$14,525

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(67,745)	$69,484	$6,479	$—	$8,218
Cash flows from investing activities:
Capital expenditures	(151)	(20,870)	(2,931)	—	(23,952)
Proceeds form sale of equipment	—	142	4	—	146
Acquisitions, net of cash acquired	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Net cash used in investing activities	(151)	(20,728)	(2,927)	—	(23,806)
Cash flows from financing activities:
Borrowings	74,000	—	—	—	74,000
Repayments	(54,230)	167	—	—	(54,063)
Repurchase of redeemable and convertible preferred stock	—	—	—	—	—
Dividends paid on redeemable and convertible preferred stock	—	—	—	—	—
Deferred financing fees	(1,657)	—	—	—	(1,657)
Proceeds from sale of stock	—	—	—	—	—
Intercompany advances	49,783	(45,651)	(4,132)	—	—
Cash flows provided by (used for) financing activities	67,896	(45,484)	(4,132)	—	18,280
Effect of exchange rate changes in cash	—	11	239	—	250
Net increase (decrease) in cash and cash equivalents	—	3,283	(341)	—	2,942
Cash and cash equivalents, beginning of year	—	693	2,053	—	2,746
Cash and cash equivalents, end of year	$—	$3,976	$1,712	$—	$5,688

Condensed Consolidating Statements of Cash Flows
For The Year Ended December 31, 2006 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(51,043)	$72,250	$5,626	$—	$26,833
Cash flows from investing activities:
Capital expenditures	—	(27,685)	(3,059)	—	(30,744)
Proceeds form sale of equipment	—	359	17	—	376
Acquisition of Business	—	(115)	—	—	(115)
Other non-current assets	—	199	—	—	199
Net cash used in investing activities	—	(27,242)	(3,042)	—	(30,284)
Cash flows from financing activities:
Proceeds from long term debt	36,000	—	—	—	36,000
Principal payments on long term debt	(37,000)	(67)	—	—	(37,067)
Repurchase of parent company common stock	(158)	—	—	—	(158)
Deferred financing fees	(1,417)	—	—	—	(1,417)
Intercompany receipts (advances)	53,618	(51,121)	(2,497)	—	—
Cash flows provided by (used in) financing activities	51,043	(51,188)	(2,497)	—	(2,642)
Effect of exchange rate changes in cash	—	60	110	—	170
Net (decrease) increase in cash and cash equivalents	—	(6,120)	197	—	(5,923)
Cash and cash equivalents, beginning of year	—	6,813	1,856	—	8,669
Cash and cash equivalents, end of year	$—	$693	$2,053	$—	$2,746

ACCELLENT INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2008, 2007 and 2006
 (in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2008	$568	$259	$—	$(293)	$534
Year ended December 31, 2007	$851	$(64)	$—	$(219)	$568
Year ended December 31, 2006	$545	$385	$—	$(79)	$851

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for sales returns:
Year ended December 31, 2008	$644	$6,689	$—	$(6,713)	$620
Year ended December 31, 2007	$1,062	$6,548	$—	$(6,966)	$644
Year ended December 31, 2006	$952	$10,901	$—	$(10,791)	$1,062

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2
Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1
Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1
Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2
Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.1
Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2
Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.’s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3
Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4
Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.5
Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*
2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7
Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.8*
Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*
Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*
Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11
Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12
Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13
Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.15
Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to Exhibit 2.1 to MedSource Technologies, Inc.’s Current Report on Form 8-K, filed on April 28, 2004 (file number 000-49702)).

10.16
Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.17*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)

10.18*
Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.19*
Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.20*
Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.21*
Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.22*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby

10.23*
Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.24*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
______________________
*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.