Form 10-Q
period 2009-03-31
ACCELLENT INC
filed 2009-05-15
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2009 and December 31, 2008

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$28,735	$14,525
Accounts receivable, net of allowances of $1,320 and $1,154 as of March 31, 2009 and December 31, 2008, respectively	52,648	50,724
Inventories	58,994	64,204
Prepaid expenses and other current assets	4,277	3,954

Total current assets	144,654	133,407

Property and equipment, net	124,214	127,460
Goodwill	629,854	629,854
Other intangible assets, net	190,770	194,505
Deferred financing costs and other assets	16,876	17,505

Total assets	$1,106,368	$1,102,731

Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,007	$4,007
Accounts payable	22,739	23,285
Accrued payroll and benefits	14,389	11,575
Accrued interest	12,434	5,065
Accrued expenses and other current liabilities	17,485	17,497

Total current liabilities	71,054	61,429

Long-term debt	697,277	702,529
Other long-term liabilities	35,778	36,600

Total liabilities	804,109	800,558

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	633,996	633,914

Accumulated other comprehensive loss	(2,579)	(1,974)

Accumulated deficit	(329,158)	(329,767)

Total stockholder’s equity	302,259	302,173

Total liabilities and stockholder’s equity	$1,106,368	$1,102,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net sales	$126,349	$128,967
Cost of sales (exclusive of amortization)	91,465	94,817

Gross profit	34,884	34,150

Selling, general and administrative expenses	13,715	14,502
Research and development expenses	679	751
Restructuring and other charges	1,337	1,583
Amortization of intangible assets	3,735	3,735

Income from operations	15,418	13,579

Interest expense, net	(15,002)	(17,047)
Other income (expense)	916	(1,492)

Income (loss) before income tax expense	1,332	(4,960)

Income tax expense	723	2,752

Net income (loss)	$609	$(7,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(in thousands)

	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$609	$(7,712)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,103	8,660
Amortization of debt discounts and debt issuance costs	1,049	1,049
Restructuring and other charges, net of payments	587	920
Deferred income taxes	398	790
Non-cash compensation expense	118	719
Loss on derivative instruments	185	878
Loss on disposal of property and equipment	40	4
Changes in operating assets and liabilities:
Accounts receivable	(2,097)	(11,995)
Inventories	4,998	(1,597)
Prepaid expenses and other current assets	(644)	750
Accounts payable and accrued expenses	9,528	15,167

Net cash provided by operating activities	23,874	7,633

Cash flows from investing activities:
Purchase of property and equipment	(4,038)	(2,877)
Proceeds from sale of assets	11	12

Net cash used in investing activities	(4,027)	(2,865)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	16,000
Principal payments on long-term debt	(5,378)	(17,058)
Repurchase of parent company stock	—	(1,898)

Net cash used in financing activities	(5,378)	(2,956)

Effect of exchange rate changes on cash and cash equivalents:	(259)	157

Increase in cash and cash equivalents	14,210	1,969
Cash and cash equivalents at beginning of period	14,525	5,688

Cash and cash equivalents at end of period	$28,735	$7,657

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,534	$8,386
Cash paid for income taxes	$401	$274
Property and equipment purchases included in accounts payable	$976	$1,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

1. Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

There have been no significant changes in our adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31 2008, other than as discussed below.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk. The adoption of SFAS 161 is required for interim periods beginning after November 15, 2008 which for the Company is the three months ended March 31, 2009. The adoption of SFAS No. 161 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 effective January 1, 2009. The Company does not have any noncontrolling interests within its consolidated subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis and adopted the provisions of SFAS 157-2 on January 1, 2009 with respect to non-financial assets and liabilities within the consolidated financial statements. The adoption of SFAS 157-2 on January 1, 2009 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009.

2. Stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the Company’s Amended Credit Agreement (see Note 7), measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, as a result of the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2009 and 2008:

	2009		2008
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$1,100	619,466	$6,506	2,624,673
Shares repurchased	—	—	(1,898)	(1,029,763)
Shares exercised	—	—	(2,987)	(746,706)
Shares forfeited	—	—	(144)	(82,220)
Fair value adjustment to liability	6	—	38	—

Balance at March 31	$1,106	619,466	$1,515	765,984

Our stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of our liability related to the Roll-Over options. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following tables summarize the classification of stock-based compensation as reflected in our unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three months ended March 31, 2009 and 2008:

Classification of expense:

	Three Months Ended
	March 31, 2009	March 31, 2008
Cost of sales	$4	$(24)
Selling, general and administrative	84	90

Total	$88	$66

Stock compensation expense by type of award:

	Three Months Ended
	March 31, 2009	March 31, 2008
Time based vesting awards	$37	$(49)
Performance based vesting awards	—	—
Restricted stock awards	75	77
Roll-over options	6	38

Total expense	$118	$66

At March 31, 2009, the Company has determined that attainment of the 2009 targets necessary for Performance Based shares to vest is not likely to be achieved, Accordingly no expense related to performance shares was recorded during the three months ended March 31, 2009. The total unvested Performance Based shares and their aggregate fair value at March 31, 2009 are 3,394,023 and $2.8 million, respectively.

3. Restructuring and other charges

Q1 2009 Reduction in Force

During the three months ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.3 million in restructuring charges during the three months ended March 31, 2009.

Q1 2008 Reduction in Force

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. All affected employees were offered severance arrangements. As a result of this action, the Company recorded $1.6 million in restructuring charges during the three months ended March 31, 2008.

Summary of restructuring actions

The following table summarizes the recorded liabilities and activity related to restructuring activities for the three months ended March 31, 2009 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2009	$400	$69	$469
Restructuring charges incurred	1,337	—	1,337
Payments	(750)	—	(750)

Balance at March 31, 2009	$987	$69	$1,056

All restructuring actions have been completed and accrued restructuring costs at March 31, 2009 are expected to be paid in cash within twelve months and are therefore classified as current liabilities within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2009.

4. Income taxes

We provide for deferred income taxes resulting from temporary differences between financial and taxable income as well as current and deferred taxes attributable to the states and foreign jurisdictions in which we are required to pay income taxes. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be offset by foreign tax credits.

Income tax expense for the three months ended March 31, 2009 was $0.7 and included $0.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in foreign income taxes. Income tax expense for the three months ended March 31, 2008 was $2.8 million and included $0.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $1.8 million of foreign income taxes and $0.2 million of state income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets when determining the need for a valuation allowance. The Company has $20.3 million and $19.9 million of deferred tax liabilities included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively, relating to goodwill basis differences.

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

5. Inventories

Inventories at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$15,721	$18,070
Work-in-process	25,603	27,105
Finished goods	17,670	19,029

Total	$58,994	$64,204

6. Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets on the date of acquisition. Intangible assets represent the value of the identifiable intangible assets determined in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and intangible assets and performs additional impairment tests if triggering events occur.

The Company reports all amortization expense related to intangible assets on a separate line in our unaudited condensed consolidated statement of operations. For the three months ended March 31, 2009 and 2008, the Company incurred intangible asset amortization expense related to cost of sales and selling, general and administrative expenses, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Cost of sales	$497	$497
Selling, general and administrative	3,238	3,238

Total amortization	$3,735	$3,735

7. Long-term debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Amended Credit Agreement:
Term loan, interest at 3.51% and 4.70%, respectively	$382,624	$388,000
Revolving loan, interest at 2.77% and 2.71%, respectively	16,000	16,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	16	18

Total debt	703,640	709,018
Less—unamortized discount on senior subordinated notes	(2,356)	(2,482)
Less—current portion	(4,007)	(4,007)

Long-term debt, excluding current portion	$697,277	$702,529

8. Derivative instruments

The Company maintains interest rate swap and collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in Accumulated other comprehensive loss and reclassified into earnings as the underlying hedged interest expense affects earnings. Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense). At March 31, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. Every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount is reclassified from Accumulated other comprehensive loss to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition should we determine the cash flow hedge does not meet our requirements for measuring effectiveness, we would reclassify the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge. For the next twelve months, the Company expects that approximately $2.1 million that is currently recorded in Accumulated other comprehensive loss will be reclassified into earnings.

In 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness at September 30, 2008, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006. The Company’s policy requires the use of the Hypothetical Derivative Method as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and further defined by Derivatives Implementation Group Issue No. G-7 (“DIG G-7”). As a result of this hedge ineffectiveness, the Company recognized in earnings the full change in fair value of the derivative instrument from the date the hedge was determined to be ineffective, July 1, 2008, through December 31, 2008. As a result of the ineffectiveness of the hedge in 2008, the Company is required to amortize to earnings over the remaining contractual term of the swap the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, when the hedge was last assessed as being effective. These accumulated losses amount to $4.1 million and were recorded in Accumulated other comprehensive loss. At both December 31, 2008 and March 31, 2009, the Company evaluated the effectiveness of the hedge and determined that, in accordance with the Company’s policy for measuring effectiveness of the hedge, hedge accounting was appropriate for the three months ended March 31, 2009. Accordingly, only the ineffective portion of the hedge, which was insignificant, and the amortization of the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, or approximately $0.5 million, was recorded in earnings during the three months ended March 31, 2009. This is included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2009, the fair value of the interest rate swap was $6.9 million and is recorded within “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheet.

The interest rate collar agreement has not been designated as a cash flow hedge. Therefore, changes in the fair value of the interest rate collar are recorded as other income (expense) as the instrument is marked to fair value at each reporting date. For the three months ended March 31, 2009, the Company recorded other income of $0.3 million relating to the change in fair value of the interest rate collar. The Company’s interest rate collar arrangement expired during the three months ended March 31, 2009.

The following table summarizes the balance sheet presentation of our derivative instruments:

	Fair Values of Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate contract designated as a hedging instrument under SFAS 133	Other long-term liabilities	$6,860	Other long-term liabilities	$7,689

Interest rate contract not designated as a hedging instrument under SFAS 133	—	$—	Other long-term liabilities	$285

The following table summarizes the activity related to our derivative instrument designated as a cash flow hedge under SFAS 133:

	Amount of gain/(loss) recognized in OCI (Effective portion) Three months ended March 31		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Three months ended March 31		Amount of gain/(loss) reclassified from AOCI (effective portion) Three months ended March 31,		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Three months ended March 31
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$830	$(4,934)	$(495)	$—	469	(419)	$25	$(31)

The following table summarizes the activity related to our derivative instrument not designated as a hedge:

	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income Three months ended March 31
		2009	2008
Interest rate contract	Other income (expense)	285	(847)

All gains and losses recognized in our statement of operations related to derivative instruments are included within other income/(expense) and the cash settlement amounts resulting from the difference between our fixed rate on the swap and the variable rates on our term loan debt are included within interest expense, net.

9. Fair value of financial instruments

As discussed in Note 2, the Company uses the Black-Scholes option pricing model to value its liability for roll-over option awards. A roll-forward of the change in fair value of this level 3 financial instrument is also contained in Note 3. The Company’s interest rate swap and collar contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates. The following table provides a summary of the fair values of assets and liabilities recorded at fair value:

		Fair Value Measurements at March 31, 2009 using
	March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over options	$1,106	$—	$—	$1,106
Liability for derivative instruments	$6,860	$—	$—	$6,860

The change in fair value of our liability for derivative instruments for the three months ended March 31, 2009 is as follows (in thousands):

Fair value, January 1, 2009	$7,689
Total gains or losses (realized or unrealized):
Net loss included in earnings	470
Net gain included in other comprehensive income	(1,299)

Fair value, March 31, 2009	$6,860

10. Comprehensive income (loss)

Comprehensive loss represents net income (loss) plus the results of any changes in stockholder’s equity related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three months ended March 31, 2009 and 2008, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income (loss)	$609	$(6,661)
Effect of interest rate hedging instruments	1,299	(4,934)
Cumulative translation adjustments	(1,905)	1,620

Comprehensive income (loss)	$3	$(9,975)

11. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three months ended March 31, 2009 and 2008, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.3 million, respectively. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees were incurred with Capstone during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company incurred approximately $0.4 million of costs related to consulting services with Capstone. At March 31, 2009, the Company owed KKR and Capstone $0.3 million each for unpaid fees which are included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the three months ended March 31, 2009 and 2008 totaled $0.4 million and $1.5 million, respectively. At March 31, 2009, accounts receivable from Biomet aggregated $0.3 million.

12. Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility. However, this process will not reduce our TCE emissions to the levels required should a new standard become law.

At March 31, 2009, the Company had a long-term liability of $3.4 million primarily related environmental remeditation at its Collegeville site. The Company has prepared estimates of its potential liability based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

13. Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.

14. Supplemental guarantor condensed consolidating financial statements

In connection with Accellent Inc.’s issuance of the its 10 1/2% Senior Subordinated Notes due 2013 (the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three months ended March 31, 2009 and 2008 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008.

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,838	$6,734	$(223)	$126,349
Cost of sales	—	87,389	4,299	(223)	91,465
Selling, general and administrative expenses	30	13,008	677	—	13,715
Research and development expenses	—	498	181	—	679
Restructuring charges	—	1,337	—	—	1,337
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,765)	17,606	1,577	—	15,418
Interest (expense) income, net	(15000)	(3)	1	—	(15,002)

Loss on derivative instruments	(185)	—	—	—	(185)
Other (expense) income	—	(26)	1,127	—	1,101
Equity in earnings of affiliates	19,559	2,288	—	(21,847)	—
Income tax (expense)	—	(306)	(417)	—	(723)

Net income (loss)	$609	$19,559	$2,288	$(21,847)	$609

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$120,774	$8,337	$(144)	$128,967
Cost of sales	—	89,944	5,017	(144)	94,817
Selling, general and administrative expenses	30	13,689	783	—	14,502
Research and development expenses	—	543	208	—	751
Restructuring charges	—	1,583	—	—	1,583
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,765)	15,015	2,329	—	13,579
Interest expense, net	(16,995)	(56)	4	—	(17,047)
Loss on derivative instruments	(878)	—	—	—	(878)
Other expense	—	(119)	(495)	—	(614)
Equity in earnings of affiliates	13,926	1,203	—	(15,129)	—
Income tax expense	—	(2,117)	(635)	—	(2,752)

Net (loss) income	$(7,712)	$13,926	$1,203	$(15,129)	$(7,712)

Unaudited Condensed Consolidating Balance Sheets

March 31, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$26,597	$2,138	$—	$28,735
Receivables, net	—	49,939	2,962	(253)	52,648
Inventories	—	56,242	2,752	—	58,994
Prepaid expenses and other	85	4,092	100	—	4,277

Total current assets	85	136,870	7,952	(253)	144,654
Property, plant and equipment, net	—	114,402	9,812	—	124,214
Intercompany receivable	—	101,137	16,061	(117,198)	—
Investment in subsidiaries	295,437	27,787	—	(323,224)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	190,770	—	—	—	190,770
Deferred financing costs and other assets	15,060	1,506	310	—	16,876

Total assets	$1,131,206	$381,702	$34,135	$(440,675)	$1,106,368

Current portion of long-term debt	$4,000	$7	$—	$—	$4,007
Accounts payable	—	22,272	1,328	(861)	22,739
Accrued liabilities	12,431	28,714	3,163	—	44,308

Total current liabilities	16,431	50,993	4,491	(861)	71,054
Note payable and long-term debt	803,827	10,040	—	(116,590)	697,277
Other long-term liabilities	8,689	25,232	1,857	—	35,778

Total liabilities	828,947	86,265	6,348	(117,451)	804,109
Equity	302,259	295,437	27,787	(323,224)	302,259

Total liabilities and equity	$1,131,206	$381,702	$34,135	$(440,675)	$1,106,368

Unaudited Condensed Consolidating Balance Sheets

December 31, 2008 (in thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12,379	$2,146	$—	$14,525
Receivables, net	—	48,313	2,621	(210)	50,724
Inventories	—	61,086	3,118	—	64,204
Prepaid expenses and other	117	3,499	338	—	3,954

Total current assets	117	125,277	8,223	(210)	133,407
Property, plant and equipment, net	—	117,201	10,259	—	127,460
Intercompany receivable	—	89,476	15,278	(104,754)	—
Investment in subsidiaries	285,138	27,322	—	(312,460)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	194,505	—	—	—	194,505
Deferred financing costs and other assets	16,225	1,159	121	—	17,505

Total assets	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Current portion of long-term debt	$4,000	$7	$—	$—	$4,007
Accounts payable	—	21,869	1,603	(187)	23,285
Accrued liabilities	5,063	26,066	3,008	—	34,137

Total current liabilities	9,063	47,942	4,611	(187)	61,429
Note payable and long-term debt	807,295	11	—	(104,777)	702,529
Other long-term liabilities	7,308	27,344	1,948	—	36,600

Total liabilities	823,666	75,297	6,559	(104,964)	800,558
Equity	302,173	285,138	27,322	(312,460)	302,173

Total liabilities and equity	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Unaudited Condensed Consolidating Statements of Cash Flows -

Three months ended March 31, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,076)	$29,311	$1,639	$—	$23,874

Cash flows from investing activities:
Purchase of property and equipment	—	(3,421)	(617)	—	(4,038)
Proceeds from sale of equipment	—	11	—	—	11

Net cash used in investing activities	—	(3,410)	(617)	—	(4,027)

Cash flows from financing activities:
Principal payments on long-term debt	(5,376)	(2)	—	—	(5,378)
Intercompany receipts (advances)	12,452	(11,669)	(783)	—	—

Cash flows provided by (used in) financing activities	7,076	(11,671)	(783)	—	(5,378)

Effect of exchange rate changes in cash	—	(12)	(247)	—	(259)

Net increase in cash and cash equivalents	—	14,218	(8)	—	14,210
Cash and cash equivalents, beginning of period	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$26,597	$2,138	$—	$28,735

Unaudited Consolidating Statements of Cash Flows—

Three months ended March 31, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,616)	$14,057	$3,192	$—	$7,633

Cash flows from investing activities:
Purchase of property and equipment	—	(2,652)	(225)	—	(2,877)
Proceeds from sale of equipment	—	6	6	—	12

Net cash used in investing activities	—	(2,646)	(219)	—	(2,865)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	—	—	—	16,000
Principal payments on long-term debt	(17,000)	(58)	—	—	(17,058)
Repurchase of parent company stock		(1,898)			(1,898)
Intercompany receipts (advances)	10,616	(8,553)	(2,063)	—	—
Deferred financing fees		—	—	—

Cash flows provided by (used in) financing activities	9,616	(10,509)	(2,063)	—	(2,956)

Effect of exchange rate changes in cash	—	(8)	165	—	157

Net increase in cash and cash equivalents	—	849	1,075	—	1,969
Cash and cash equivalents, beginning of year	—	3,976	1,712	—	5,688

Cash and cash equivalents, end of period	$—	$4,870	$2,787	$—	$7,657

15. Subsequent Events

In May 2009, the Board of Directors (the “Board”) approved the closure of the Company’s facility in Huntsville, Alabama. It is anticipated that all activities necessary to wind down operations will be completed by December 31, 2009. We anticipate that the operations of the Huntsville facility will be transferred to other Accellent facilities. At March 31, 2009, the carrying value of long-lived assets at the Huntsville facility totaled approximately $4.8 million, which consisted of machinery and equipment of approximately $3.6 million and land and building of approximately $1.2 million. The Company is in the process of evaluating the impaired amount, if any, of these long-lived assets and determining the amount of restructuring charges, if any, as a result of the planned closure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 31, 2009 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2008. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this Form 10-Q to “Accellent,” “we,” “our” and “us” refer to Accellent Inc. and its consolidated subsidiaries.

Overview

We believe that we are a leading provider of outsourced precision manufacturing services in our target markets within the medical device industry. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers with reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

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

During the first three months of 2009, our 10 largest customers accounted for approximately 72% of revenues with three customers, Medtronic, Johnson & Johnson and Boston Scientific each accounting for greater than 10% of revenues. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three months ended March 31, 2009 and 2008, presented as a percentage of net sales.

	Three Months Ended
	March 31, 2009	March 31, 2008
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100%
Cost of sales	72.4	73.5

Gross profit	27.6	26.5

Selling, general and administrative expenses	10.8	11.3
Research and development expenses	0.5	0.6
Restructuring charges	1.1	1.2
Amortization of intangibles	3.0	2.9

Income from operations	12.2	10.5

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales

Net sales for the three months ended March 31, 2009 were $126.3 million, a decrease of $2.7 million, or 2.1%, compared to net sales of $129.0 million for the three months ended March 31, 2008. The decrease in net sales is attributable to net price decreases totaling approximately $3.9 million, caused by passing through to our customers, decreases in precious metal prices which do not benefit gross profit. This decrease was offset by $1.2 million of increased demand for the Company’s products.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $34.9 million compared to $34.2 million for the three months ended March 31, 2008. The $0.7 million increase in gross profit was a result of the increase in volume of net sales, excluding precious metals, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $13.7 million for the three months ended March 31, 2009 compared to $14.5 million for the three months ended March 31, 2008. The $0.8 million decrease in SG&A expenses was primarily attributable to lower commission costs of approximately $0.7 million related to sales compensation resulting from changes in the manner in which we compensate our sales personnel, lower professional fees of approximately $0.2 million and lower travel and related expenses of approximately $0.2 million. These decreases were offset by executive severance costs totaling approximately $0.2 million and increased salary expenses of $0.1 million due to changes in our senior management team.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended March 31, 2009 were $0.7 million compared to $0.8 million for the three months ended March 31, 2008, primarily due to lower discretionary spending during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Restructuring Charges

During the three months ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. As a result of this action, the Company recorded $1.3 million in restructuring charges during the three months ended March 31, 2009.

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. As a result of this action, the Company recorded $1.6 million in restructuring charges during the three months ended March 31, 2008.

Interest Expense, net

Interest expense, net, decreased $2.0 million to $15.0 million for the three months ended March 31, 2009, compared to $17.0 million for the three months ended March 31, 2008. The decrease was primarily the result of lower interest rates, and lower long term debt outstanding during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Other Income (expense)

Included in other income (expense) are gains and losses on our derivative instruments and foreign currency translation gains and losses. We have entered into interest rate swap and collar agreements to reduce our exposure to variable interest rates on our outstanding term loan borrowings. During the three months ended March 31, 2009, we realized a $0.2 million loss on our derivative instruments compared to a $0.9 million loss during the three months ended March 31, 2008. In addition, we recorded a currency exchange gain of approximately $1.1 million during the three months ended March 31, 2009 compared to a currency exchange loss of $0.6 million during the three months ended March 31, 2008. This difference of $1.7 million is due to larger changes in foreign currency exchange rates during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Income Tax Expense

Income tax expense for the three months ended March 31, 2009 was $0.7 and included $0.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in foreign income taxes. Income tax expense for the three months ended March 31, 2008 was $2.8 million and included a $0.8 million deferred income tax charge for differences in the book and tax treatment of goodwill, $1.8 million of foreign income taxes and $0.2 million of state income taxes. The lower tax expense is primarily attributable to a legal entity re-organization completed in 2008.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in connection with the acquisition of the Company by KKR in 2005, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility (as amended, the “Amended Credit Agreement”). At March 31, 2009, we had $8.8 million of letters of credit outstanding and $16.0 million of outstanding loans under the revolving portion of our credit facility. In 2008, a member of the Company’s lending syndicate entered bankruptcy proceedings under the United States bankruptcy protection provisions. That member’s un-drawn revolving loan commitment at the time it entered bankruptcy proceedings totaled $6.3 million. As of March 31, 2009, the Company had not received notice regarding this member’s commitment, however, we believe that the un-drawn amount of this member’s commitment may not be available for future borrowing under the revolver. At March 31, 2009, we had $43.9 million available to borrow under the revolving portion of our senior secured credit facility.

Cash provided by operations was $23.9 million during the three months ended March 31, 2009, compared to $7.6 million during the three months ended March 31, 2008. The increase in cash provided by operating activities is primarily attributable to improvements in working capital utilization which increased cash provided by operating activities by approximately $10.9 million and $5.4 million of increased cash generated from operating profit.

Cash used in investing activities was $4.0 million during the three months ended March 31, 2009 compared to $2.9 million during the three months ended March 31, 2008. The increase in cash used in investing activities is due to higher purchases of property and equipment.

During the three months ended March 31, 2009, cash used in financing activities was $5.4 million compared to cash used in financing activities of $3.0 million during the three months ended March 31, 2008. The change in cash used in financing activities was primarily to due to higher repayments on our term loan during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increased repayments reflect a required excess cash flow payment, as defined, made in March 2009.

Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Our debt agreements, as amended, contain various covenants, including a maximum ratio of consolidated net debt to consolidated adjusted EBITDA (“Leverage Ratio”) and a minimum ratio of consolidated adjusted EBITDA to consolidated interest expense (“Coverage Ratio”). Both of these ratios are calculated at the end of each fiscal quarter based on our trailing twelve month financial results.

The Leverage Ratio may not exceed 8.0 to 1.0 for any four fiscal quarter period ending on or up to September 30, 2009, with such maximum permitted Leverage Ratio decreasing to 7.0 to 1.0, 6.0 to 1.0, and 5.0 to 1.0 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, and September 30, 2012, respectively, and to 4.5 to 1.0 for each fiscal quarter thereafter. The Interest Coverage Ratio may not be less than 1.35 to 1.00 for any four fiscal quarter period ending on or up to September 30, 2009, and increases to 1.55x, 1.75x and 2.00x for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, September 30, 2012, respectively, and to 2.10x for each quarter thereafter. At March 31, 2009, the Company was in compliance with these covenants and we expect to remain in compliance based on current and expected future operating results.

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

EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing our 10 1/2% Senior Subordinated Notes due 2013 (the “Senior Subordinated notes”)and under our Amended Credit Agreement.

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

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
RECONCILIATION OF NET LOSS TO EBITDA:
Net income (loss)	$609	$(7,712)
Interest expense, net	15,002	17,047
Provision for income taxes	723	2,752
Depreciation and amortization	9,103	8,660

EBITDA	$25,437	$20,747

Adjustments:
Restructuring and other charges	1,337	1,583
Stock-based compensation - employees	88	275
Stock-based compensation - non-employees	30	444
Employee severance and relocation	431	335
Chief executive recruiting costs	—	(26)
Currency transaction (gain) / loss	(1,104)	611
Loss on derivative instruments	185	878
Loss on sale of property and equipment	40	4
Management fees to stockholder	289	289

Adjusted EBITDA	$26,733	$25,140

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$448,474	$17,980	$51,376	$379,118	$—

Senior subordinated notes (1)	456,763	32,470	65,028	359,265	—

Capital leases	20	9	11	—	—

Operating leases	42,999	6,359	11,744	9,408	15,488

Purchase obligations (2)	35,255	35,255	—	—	—

Other long-term obligations (3)	35,778	—	737	9,163	25,878

Total	$1,019,289	$92,073	$128,896	$756,954	$41,366

(1)    Includes principal and interest payments.

(2)    Purchase obligations consist of commitments for material, supplies and machinery and equipment incidental to the ordinary conduct of business.

(3)    Other long-term obligations include share-based payment obligations of $1.8 million, environmental remediation obligations of $3.4 million, accrued compensation and pension benefits of $2.8 million, deferred income taxes of $20.3 million, accrued swap liability of $6.9 million and other obligations of $0.6 million.

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

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $2.7 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured. Our provision for bad debts was $0.1 million for the three months ended March 31, 2009. No bad debt expense was recorded in the three months ended March 31, 2008.

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

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach. In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates. If these projections or other estimates change, we may be required to record an impairment charge. In 2008, the fair value of the reporting unit significantly exceeded its carrying value.

Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates.

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self-insured workers’ compensation and employee health benefits at March 31, 2009 and December 31, 2008 were $4.8 million and $4.2 million, respectively.

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

Hedge Accounting. We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our Amended Credit Agreement. We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Our swap agreement qualifies for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria. We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”). DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement. To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective. The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts. A material change in these assumptions, which we experienced in 2008, could cause our hedge to be considered ineffective. If our swap agreement is not treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations, which could have material adverse effect on our results of operations.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk. The adoption of SFAS 161 is required for interim periods beginning after November 15, 2008, which for the Company is the three months ended March 31, 2009. The adoption of SFAS No. 161 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 effective January 1, 2009. The Company does not have any noncontrolling interests within its consolidated subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company adopted the provisions of SFAS 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis and adopted the provisions of SFAS 157-2 on January 1, 2009 with respect to non-financial assets and liabilities within the consolidated financial statements. The adoption of SFAS 157-2 on January 1, 2009 did not have a material effect on our consolidated results of operations, consolidated cash flows or consolidated financial position.

In December 2007, the FASB issued SFAS 141(R) (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (“LIBOR”) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at March 31, 2009 of $382.6 million with an interest rate of 3.51%. We have entered into interest rate agreements to limit our exposure to variable interest rates. At March 31, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. During the period when our interest rate swap is in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.3 million per year. Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $3.8 million per year.

Foreign Currency Risk

We operate manufacturing facilities in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican peso. We consider the currency risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

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

(a) Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the first three months of 2009 modified our existing controls at one manufacturing location as they migrated to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA. However, this process will not reduce our TCE emissions to the levels required should a new standard become law. If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 15, 2009	By:	/s/ Robert E. Kirby
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

May 15, 2009	By:	/s/Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.