Form 10-Q
period 2009-06-30
ACCELLENT INC
filed 2009-08-14
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2009 and December 31, 2008

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,674	$14,525
Accounts receivable, net of allowances of $1,284 and $1,154 as of June 30, 2009 and December 31, 2008, respectively	51,054	50,724
Inventories	54,588	64,204
Prepaid expenses and other current assets	5,403	3,954

Total current assets	125,719	133,407

Property and equipment, net	121,778	127,460
Goodwill	629,854	629,854
Intangible assets, net	187,035	194,505
Deferred financing costs and other assets	15,903	17,505

Total assets	$1,080,289	$1,102,731

Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$7	$4,007
Accounts payable	19,991	23,285
Accrued payroll and benefits	11,339	11,575
Accrued interest	4,400	5,065
Accrued expenses and other current liabilities	17,950	17,497

Total current liabilities	53,687	61,429

Long-term debt	684,401	702,529
Other long-term liabilities	36,697	36,600

Total liabilities	774,785	800,558

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	635,350	633,914

Accumulated other comprehensive income (loss)	544	(1,974)

Accumulated deficit	(330,390)	(329,767)

Total stockholder’s equity	305,504	302,173

Total liabilities and stockholder’s equity	$1,080,289	$1,102,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	$123,909	$135,791	$250,258	$264,759
Cost of sales (exclusive of amortization)	89,150	99,150	180,614	193,968

Gross profit	34,759	36,641	69,644	70,791

Selling, general and administrative expenses	12,581	15,436	26,296	29,937
Research and development expenses	697	729	1,377	1,480
Restructuring charges	1,145	788	2,481	2,371
Amortization of intangible assets	3,735	3,735	7,470	7,470

Income from operations	16,601	15,953	32,020	29,533

Interest expense, net	(14,281)	(16,289)	(29,284)	(33,336)
Other (expense) income	(2,229)	346	(1,313)	(1,145)

Income (loss) before income tax expense	91	10	1,423	(4,948)

Income tax expense	1,323	1,268	2,046	4,021

Net loss	$(1,232)	$(1,258)	$(623)	$(8,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(in thousands)

	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(623)	$(8,969)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,356	17,508
Amortization of debt discounts, non-cash interest expense and debt issuance costs	2,098	2,098
Non-cash impairment charges	—	710
Restructuring charges, net of payments	591	—
Deferred income taxes	1,462	1,070
Non-cash compensation expense	652	1,748
Loss on derivative instruments	593	357
Loss on disposal of property and equipment	355	103
Changes in operating assets and liabilities:
Accounts receivable	(230)	(7,628)
Inventories	9,692	(2,296)
Prepaid expenses and other current assets	(1,747)	259
Accounts payable and accrued expenses	(2,573)	9,884

Net cash provided by operating activities	28,626	14,844

Cash flows from investing activities:
Purchase of property and equipment	(6,875)	(8,632)
Proceeds from sale of assets	12	12

Net cash used in investing activities	(6,863)	(8,620)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	39,000
Principal payments on long-term debt	(22,380)	(42,138)
Proceeds from sale of parent company stock	812	138
Repurchase of parent company stock	(16)	(1,984)

Net cash used in financing activities	(21,584)	(4,984)

Effect of exchange rate changes on cash and cash equivalents:	(30)	155

Increase in cash and cash equivalents	149	1,395
Cash and cash equivalents at beginning of period	14,525	5,688

Cash and cash equivalents at end of period	$14,674	$7,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,821	$31,748
Cash paid for income taxes	$781	$797
Property and equipment purchases unpaid and included in accounts payable	$834	$1,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

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

There have been no significant changes pertaining to adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31 2008, other than as discussed below.

In our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009, Other (expense) income includes Gain (loss) on derivative instruments which had been previously disclosed separately in our financial statements on Form 10-Q for the three months ended June 30, 2008. The prior year presentation has been changed to conform to the current year presentation.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS No. 165 is required for interim or annual periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the accompanying unaudited condensed consolidated financial statements. Refer to footnote 15.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB 28-1”), which amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) and requires disclosures about fair value of financial instruments for interim and annual reporting periods. SFAS No. 107-1 and APB 28-1 also amends APB Opinion No. 28 “Interim Financial Reporting” (“Opinion No. 28”) and requires certain disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 as defined by Opinion No. 28 and requires disclosure of the fair value of all financial instruments regardless of whether they were recognized in the balance sheet, as well as the method(s) and significant assumptions used to estimate that fair value. The adoption of SFAS No. 107-1 and APB 28-1 is required for interim periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 107-1 and APB 28-1 did not have a material impact on the accompanying unaudited condensed consolidated financial statements. Refer to footnote 9.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) which has since been replaced by SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”), issued in June 2009. SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 introduces the FASB Accounting Standards Codification which, once in effect, will become the source of authoritative generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 which for the Company is the three months ended September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhanced the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk. The adoption of SFAS No. 161 was required for interim periods beginning after November 15, 2008 which for the Company was the three months ended March 31, 2009. The adoption of SFAS No. 161 did not have a material impact on the accompanying unaudited condensed consolidated financial statements. Refer to footnote 8.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB No. 51”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 effective January 1, 2009. The Company does not have any noncontrolling interests within its consolidated subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”), which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company adopted the provisions of SFAS No. 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis and adopted the provisions of SFAS No. 157-2 on January 1, 2009 with respect to non-financial assets and liabilities within the consolidated financial statements. The adoption of SFAS No. 157-2 on January 1, 2009 did not have a material effect on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“SFAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also includes guidance pertaining to identification of circumstances that indicate a transaction is not orderly and does not apply to quoted market prices for identical assets or liabilities in active markets (Level 1 inputs). The adoption of SFAS No. 157-4 is required for interim and annual reporting periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 157-4 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009. In April 2009, the FASB issued FASB Staff Position No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS No. 141(R)-1”) which amends and clarifies SFAS No. 141 (R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations made by the Company on or after January 1, 2009. The amount of federal NOL’s that would reduce our income tax expense should deferred tax assets be realized total $216.6 million at June 30, 2009.

2. Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the Company’s Amended Credit Agreement (see Note 7), measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, as a result of the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled. As a result of the exercise of Roll-Over options during the three months ended June 30, 2009, the Company was required to repurchase 8,970 shares at a cost of $15,698 to allow former employees to satisfy tax obligations. As a result of the exercise of Roll-Over options during the six months ended June 30, 2008, the Company was required to repurchase 1,119,249 shares at a cost of $1,983,774 to allow former employees to satisfy tax obligations.

The table below summarizes the activity relating to the Roll-Over options during the six months ended June 30, 2009 and 2008:

	2009		2008
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$1,100	619,466	$6,507	2,624,673
Shares repurchased	(16)	(8,970)	(1,984)	(1,119,249)
Shares exercised	(35)	(20,364)	(3,158)	(803,738)
Shares forfeited	(24)	(13,742)	(144)	(82,220)
Fair value adjustment to liability	4	—	12	—

Balance at June 30	$1,029	576,390	$1,233	619,466

Our stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of our liability related to the Roll-Over options. For stock options, we estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following tables summarize the classification of stock-based compensation as reflected in our unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and six months ended June 30, 2009 and 2008:

Classification of expense related to stock awards:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales	$38	$36	$41	$14
Selling, general and administrative	478	394	563	482

Total	$516	$430	$604	$496

Stock compensation expense related to stock awards by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Time based vesting awards	$165	$396	$202	$347
Performance based vesting awards	331	—	331	—
Restricted stock awards	46	60	91	137
Roll-over options	(26)	(26)	(20)	12

Total expense	$516	$430	$604	$496

During the three and six months ended June 30, 2008, the Company recognized approximately $209,000 and $418,000, respectively, of employee stock-based compensation costs that related to executive bonuses paid in common stock of AHC. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008.

At June 30, 2009, the Company determined that attainment of the 2009 targets necessary for Performance Based shares to vest is probable. Accordingly the Company has recorded stock compensation expense related to performance shares of $0.3 million during the three months ended June 30, 2009. Through June 30 2008, the Company had estimated that it would not achieve the 2008 targets necessary for the Performance Shares to vest at December 31, 2008. Accordingly no expense related to performance shares was recorded during the three or six months ended June 30, 2008. The total unvested Performance Based shares and their aggregate fair value are 2,886,486 and $3.5 million at June 30, 2009.

Non-employee stock-based compensation

During the three and six months ended June 30, 2009, the Company recognized approximately $18,000 and $48,000, respectively, of non-employee stock-based compensation. During the three and six months ended June 30, 2008, the Company recognized approximately $390,000 and $834,000, respectively, of non-employee stock-based compensation. These costs principally related to consulting fees paid in common stock of Accellent Holdings Corp. (“AHC”) and approximated the fair value of the services rendered.

3. Restructuring charges

Q2 2009 Reductions in Force and Facility Closure

During the three months ended June 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered one time termination benefits, which included severance arrangements and, in certain instances, retention bonuses, if they remain with the Company through their proposed termination date. The total one-time termination benefits amount to approximately $1.1 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive benefits. During the three months ended June 30, 2009, the Company recorded $0.4 million of costs related to these one-time termination benefits.

During the three months ended June 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $0.3 million in restructuring charges during the three months ended June 30, 2009.

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Huntsville, Alabama. The facility will be closed on or about December 15, 2009. In connection with the plan, all employees will be terminated on or about November 30, 2009. All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through that date. The total one-time termination benefits total approximately $1.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive the benefits. During the three months ended June 30, 2009, the Company recorded $0.3 million of costs related to these one-time termination benefits. In addition, the Company recorded $0.1 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities.

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

Q2 2008 Reduction in Force and Facility Closure

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee. The facility was closed and the property was sold on October 9, 2008. In connection with the plan, a majority of the employees were terminated on or about September 30, 2008. All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $0.9 million and were amortized over the remaining service period as employees were required to stay through their termination date to receive benefits. During the three months ended June 30, 2008, the Company recorded $0.1 million of costs related to these one-time termination benefits. In connection with the closure, the Company performed an impairment assessment related to the property and equipment at the facility and as a result, recorded $0.7 million of write downs to their fair value which were included in the restructuring charges for the three months ended June 30, 2008.

Q1 2008 Reduction in Force

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. All affected employees were offered severance arrangements. As a result of this action, the Company recorded $1.6 million in restructuring charges during the three months ended March 31, 2008.

Summary of restructuring actions

The following table summarizes the recorded liabilities and activity related to restructuring activities for the six months ended June 30, 2009 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2009	$400	$69	$469
Restructuring charges incurred	2,381	100	2,481
Payments	(1,890)	—	(1,890)

Balance at June 30, 2009	$891	$169	$1,060

Accrued restructuring costs at June 30, 2009 are expected to be paid in cash within twelve months and are therefore classified as current liabilities within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at June 30, 2009.

4. Income taxes

We provide for deferred income taxes resulting from temporary differences between financial and taxable income as well as current taxes attributable to the states and foreign jurisdictions in which we are required to pay income taxes. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be offset by foreign tax credits.

Income tax expense for the three and six months ended June 30, 2009 was $1.3 million and $2.0 million and included $1.0 million and $1.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.2 million and $0.5 million in foreign income taxes. Income tax expense for the three and six months ended June 30, 2008 was $1.2 million and $4.0 million and included $1.0 million and $1.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $0.3 million and $1.5 million of foreign income taxes and $0.5 million and $0.7 million of state income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. SFAS No.109, “Accounting for Income Taxes,” prevents the netting of deferred tax assets with deferred tax liabilities related to certain intangible assets when determining the need for a valuation allowance. The Company has $21.3 million and $19.9 million of net deferred tax liabilities included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With the exception of two state jurisdictions, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2004, 2005, 2006 and 2007 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

5. Inventories

Inventories at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$14,271	$18,070
Work-in-process	24,511	27,105
Finished goods	15,806	19,029

Total	$54,588	$64,204

6. Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets on the date of acquisition. Intangible assets represent the value of the identifiable intangible assets determined in connection with business combinations.

The Company has elected October 31st as its annual impairment testing date for goodwill and indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No triggering events have occurred during the six months ended June 30, 2009 that would require an impairment test of goodwill or indefinite lived intangible assets.

The Company reports all amortization expense related to intangible assets on a separate line in our unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2009 and 2008, the Company incurred intangible asset amortization expense related to cost of sales and selling, general and administrative expenses, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales	$497	$497	$994	$994
Selling, general and administrative	3,238	3,238	6,476	6,476

Total	$3,735	$3,735	$7,470	$7,470

7. Long-term debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Amended Credit Agreement:
Term loan, interest of 3.17% and 4.70% at June 30, 2009 and December 31, 2008, respectively	$381,624	$388,000
Revolving loan, interest of 2.71% at December 31, 2008	—	16,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	13	18

Total debt	686,637	709,018
Less—unamortized discount on senior subordinated notes	(2,229)	(2,482)
Less—current portion	(7)	(4,007)

Long-term debt, excluding current portion	$684,401	$702,529

During the six months ended June 30, 2009 we were required to make an excess cash flow payment of $5.4 million on our term loan under our Amended Credit Agreement. Our Amended Credit Agreement allows us to apply this excess cash flow payment to future required quarterly principal payments for the next two years following the date of the excess cash flow payment. Accordingly, no required principal payments are due on our term loan until September 2010.

8. Derivative instruments

The Company maintains an interest rate swap agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged interest expense affects earnings. Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other income (expense). At June 30, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. Every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount is reclassified from accumulated other comprehensive loss to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition should we determine the cash flow hedge does not meet our requirements for measuring effectiveness, we would reclassify the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge. For the next twelve months, the Company expects that approximately $0.9 million that is currently recorded in accumulated other comprehensive loss will be reclassified into earnings.

In 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness at September 30, 2008, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006. The Company’s policy requires the use of the Hypothetical Derivative Method as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and further defined by Derivatives Implementation Group Issue No. G-7 (“DIG G-7”). As a result of this hedge ineffectiveness, the Company recognized in earnings the full change in fair value of the derivative instrument from the date the hedge was determined to be ineffective, July 1, 2008, through December 31, 2008. As a result of the ineffectiveness of the hedge in 2008, the Company is required to amortize to earnings over the remaining contractual term of the swap the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, when the hedge was last assessed as being effective. These accumulated losses amount to $4.1 million and were recorded in accumulated other comprehensive loss. At both March 31, 2009 and June 30, 2009, the Company evaluated the effectiveness of the hedge and determined that, in accordance with the Company’s policy for measuring effectiveness of the hedge, hedge accounting was appropriate for the each three month period. Accordingly, only the ineffective portion of the hedge, which was insignificant, and the amortization of the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008, was recorded in earnings during the three and six months ended June 30, 2009, which amounted to $0.4 million and $0.9 million, respectively. This is included in other expense in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2009 and December 31, 2008, the fair value of the interest rate swap was $6.7 million and $7.7 million, respectively, and is recorded within “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheet.

Through February 2009, in addition to the swap arrangement detailed above, the Company maintained an interest rate collar agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt. The Company’s interest rate collar arrangement expired during the three months ended March 31, 2009, at which time the realized gain of $0.3 million was recorded to other income (expense).

The following table summarizes the balance sheet presentation of our derivative instruments:

	Fair Value of Derivative Instruments
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate contract designated as a hedging instrument	Other long-term liabilities	$6,651	Other long-term liabilities	$7,689

Interest rate contract not designated as a hedging instrument	—	$—	Other long-term liabilities	$285

The following table summarizes the activity related to our derivative instrument designated as a cash flow hedge:

	Amount of gain/(loss) recognized in OCI (Effective portion) Three months ended June 30		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Three months ended June 30		Amount of gain/(loss) reclassified from AOCI (effective portion) Three months ended June 30		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Three months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$209	$4,601	$(412)	$—	$607	$462	$4	$(32)

	Amount of gain/(loss) recognized in OCI (Effective portion) Six months ended June 30		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Six months ended June 30		Amount of gain/(loss) reclassified from AOCI (effective portion) Six months ended June 30		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Six months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$1,039	$61	$(907)	$—	$1,076	$839	$29	$(63)

The following table summarizes the activity related to our derivative instrument not designated as a hedge:

	Amount of gain/(loss) recognized in income Three months ended June 30		Amount of gain/(loss) recognized in income Six months ended June 30
	2009	2008	2009	2008
Interest rate contract gain (loss) recognized in other income (expense)	$285	$553	$285	$(294)

All gains and losses recognized in our statement of operations related to derivative instruments are included within other income/(expense) and the cash settlement amounts resulting from the difference between our fixed rate on the swap and the variable rates on our term loan debt are included within interest expense, net.

9. Fair value of financial instruments

As discussed in Note 2, the Company uses the Black-Scholes option pricing model to value its liability for roll-over option awards. A roll-forward of the change in fair value of this level 3 financial instrument is also contained in Note 2. The Company’s interest rate swap contract is valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates. The following table provides a summary of the carrying amounts and fair values of assets and liabilities recorded at fair value:

		Fair Value Measurements at June 30, 2009 using
	Carrying Amount as of June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over options	$1,029	$—	$—	$1,029
Liability for derivative instruments	$6,651	$—	$—	$6,651

The change in fair value of our liability for derivative instruments for the six months ended June 30, 2009 is as follows (in thousands):

Fair value, January 1, 2009	$7,974
Total gains or losses (realized or unrealized):
Realized gain included in earnings	285
Unrealized gain included in other comprehensive loss	1,038

Fair value, June 30, 2009	$6,651

Other financial instruments that are included in our unaudited condensed consolidated balance sheet include accounts receivable, accounts payable and long-term debt. The carrying value of accounts payable and accounts receivable approximate their fair value at June 30, 2009. Borrowings under our Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. Borrowings under the Senior Subordinated Notes—2013 have a fixed rate. The Company intends to carry the Notes until their maturity. At June 30, 2009, the fair value of the Senior Subordinated Notes—2013, based on a quoted market for them, was 85% or $259 million compared to the carrying value of $305 million.

10. Comprehensive income (loss)

Comprehensive income (loss) represents net loss plus the results of any changes in stockholder’s equity related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and six months ended June 30, 2009 and 2008, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(1,232)	$(1,258)	$(623)	$(8,969)
Effect of interest rate hedging instruments	617	4,875	1,916	(59)
Cumulative translation adjustments	2,506	75	602	1,695

Comprehensive income (loss)	$1,891	$3,692	$1,895	$(7,333)

11. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and six months ended June 30, 2009, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2008, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees related to these services were incurred during the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company incurred $0.4 million and $0.9 million, respectively, of integration consulting fees for the services of Capstone. At June 30, 2009, the Company owed KKR $0.3 million for unpaid fees which are included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2009, the Company owed Capstone $0.3 million for unpaid fees, which is payable in common stock of AHC and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the three and six months ended June 30, 2009 totaled $0.4 million and $0.8 million, respectively. Sales to Biomet, Inc. during the three and six months ended June 30, 2008 amounted to $0.9 million and $2.4 million, respectively At June 30, 2009, accounts receivable from Biomet aggregated $0.2 million.

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

At June 30, 2009 and December 31, 2008, the Company had a long-term liability of $3.4 million primarily related to environmental remediation at its Collegeville site. The Company prepares estimates of its potential liability based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

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

14. Supplemental guarantor condensed consolidating financial statements

In connection with Accellent Inc.’s issuance of its 10.5% Senior Subordinated Notes due 2013 (the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three and six months ended June 30, 2009 and 2008 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$118,370	$5,822	$(283)	$123,909
Cost of sales	—	85,370	4,063	(283)	89,150
Selling, general and administrative expenses	18	11,898	665	—	12,581
Research and development expenses	—	504	193	—	697
Restructuring charges	—	1,145	—	—	1,145
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,753)	19,453	901	—	16,601
Interest expense, net	(14,277)	(4)	—	—	(14,281)
Other expense	(408)	(799)	(1,022)	—	(2,229)
Equity in earnings (loss) of affiliates	17,206	(236)	—	(16,970)	—
Income tax expense	—	(1,208)	(115)	—	(1,323)

Net (loss) income	$(1,232)	$17,206	$(236)	$(16,970)	$(1,232)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,174	$8,798	$(181)	$135,791
Cost of sales	—	93,618	5,713	(181)	99,150
Selling, general and administrative expenses	30	14,503	903	—	15,436
Research and development expenses	—	492	237	—	729
Restructuring charges	—	788	—	—	788
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,765)	17,773	1,945	—	15,953
Interest (expense) income, net	(16,242)	(48)	1	—	(16,289)
Other income (expense)	521	(257)	82	—	346
Equity in earnings (loss) of affiliates	18,228	1,400	—	(19,628)	—
Income tax expense	—	(640)	(628)	—	(1,268)

Net (loss) income	$(1,258)	$18,228	$1,400	$(19,628)	$(1,258)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$238,208	$12,556	$(506)	$250,258
Cost of sales	—	172,759	8,361	(506)	180,614
Selling, general and administrative expenses	48	24,906	1,342	—	26,296
Research and development expenses	—	1,003	374	—	1,377
Restructuring charges	—	2,481	—	—	2,481
Amortization of intangibles	7,470	—	—	—	7,470

(Loss) income from operations	(7,518)	37,059	2,479	—	32,020
Interest (expense) income, net	(29,278)	(7)	1	—	(29,284)
Other (expense) income	(593)	(824)	104	—	(1,313)
Equity in earnings (loss) of affiliates	36,766	2,052	—	(38,818)	—
Income tax expense	—	(1,514)	(532)	—	(2,046)

Net (loss) income	$(623)	$36,766	$2,052	$(38,818)	$(623)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247,949	$17,136	$(326)	$264,759
Cost of sales	—	183,563	10,731	326	193,968
Selling, general and administrative expenses	60	28,191	1,686	—	29,937
Research and development expenses	—	1,035	445	—	1,480
Restructuring charges	—	2,371	—	—	2,371
Amortization of intangibles	7,470	—	—	—	7,470

(Loss) income from operations	(7,530)	32,789	4,274	—	29,533
Interest (expense) income, net	(33,238)	(103)	5	—	(33,336)
Other expense	(357)	(375)	(413)	—	(1,145)
Equity in earnings (loss) of affiliates	32,156	2,602	—	(34,758)	—
Income tax expense	—	(2,757)	(1,264)	—	(4,021)

Net (loss) income	$(8,969)	$32,156	$2,602	$(34,758)	$(8,969)

Unaudited Condensed Consolidating Balance Sheets

June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12,432	$2,242	$—	$14,674
Receivables, net	—	49,471	2,215	(632)	51,054
Inventories	—	51,848	2,740	—	54,588
Prepaid expenses and other	52	5,179	172	—	5,403

Total current assets	52	118,930	7,369	(632)	125,719
Property, plant and equipment, net	—	111,412	10,366	—	121,778
Intercompany receivable	—	135,807	17,386	(153,193)	—
Investment in subsidiaries	315,151	29,358	—	(344,509)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	187,035	—	—	—	187,035
Deferred financing costs and other assets	14,120	1,449	334	—	15,903

Total assets	$1,146,212	$396,956	$35,455	$(498,334)	$1,080,289

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	—	19,212	1,067	(288)	19,991
Accrued liabilities	4,396	26,272	3,021	—	33,689

Total current liabilities	4,396	45,491	4,088	(288)	53,687
Note payable and long-term debt	827,890	10,046	1	(153,536)	684,401
Other long-term liabilities	8,422	26,268	2,008	(1)	36,697

Total liabilities	840,708	81,805	6,097	(153,825)	774,785
Equity	305,504	315,151	29,358	(344,509)	305,504

Total liabilities and equity	$1,146,212	$396,956	$35,455	$(498,334)	$1,080,289

Unaudited Condensed Consolidating Balance Sheets

December 31, 2008 (in thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12,379	$2,146	$—	$14,525
Receivables, net	—	48,313	2,621	(210)	50,724
Inventories	—	61,086	3,118	—	64,204
Prepaid expenses and other	117	3,499	338	—	3,954

Total current assets	117	125,277	8,223	(210)	133,407
Property, plant and equipment, net	—	117,201	10,259	—	127,460
Intercompany receivable	—	89,476	15,278	(104,754)	—
Investment in subsidiaries	285,138	27,322	—	(312,460)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	194,505	—	—	—	194,505
Deferred financing costs and other assets	16,225	1,159	121	—	17,505

Total assets	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Current portion of long-term debt	$4,000	$7	$—	$—	$4,007
Accounts payable	—	21,869	1,603	(187)	23,285
Accrued liabilities	5,063	26,066	3,008	—	34,137

Total current liabilities	9,063	47,942	4,611	(187)	61,429
Note payable and long-term debt	807,295	11	—	(104,777)	702,529
Other long-term liabilities	7,308	27,344	1,948	—	36,600

Total liabilities	823,666	75,297	6,559	(104,964)	800,558
Equity	302,173	285,138	27,322	(312,460)	302,173

Total liabilities and equity	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(26,858)	$52,183	$3,301	$—	$28,626

Cash flows from investing activities:
Purchase of property and equipment	—	(5,872)	(1,003)	—	(6,875)
Proceeds from sale of equipment	—	12	—	—	12

Net cash used in investing activities	—	(5,860)	(1,003)	—	(6,863)

Cash flows from financing activities:
Principal payments on long-term debt	(22,376)	(4)	—	—	(22,380)
Intercompany receipts (advances)	48,438	(46,330)	(2,108)	—	—
Issuance of parent company stock	812	—	—	—	812
Repurchase of parent company stock	(16)	—	—	—	(16)

Cash flows provided by (used in) financing activities	26,858	(46,334)	(2,108)	—	(21,584)

Effect of exchange rate changes in cash	—	65	(95)	—	(30)

Net increase in cash and cash equivalents	—	54	95	—	149
Cash and cash equivalents, beginning of period	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$12,433	$2,241	$—	$14,674

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,079)	$39,929	$5,994	$—	$14,844

Cash flows from investing activities:
Purchases/transfers of property and equipment	777	(8,617)	(792)	—	(8,632)
Proceeds from sale of equipment	—	6	6	—	12

Net cash provided by (used in) investing activities	777	(8,611)	(786)	—	(8,620)

Cash flows from financing activities:
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(42,000)	(138)	—	—	(42,138)
Intercompany receipts (advances)	35,148	(30,654)	(4,494)	—	—
Issuance of stock	138	—	—	—	138
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)

Cash flows provided by (used in) financing activities	30,302	(30,792)	(4,494)	—	(4,984)

Effect of exchange rate changes in cash	—	(12)	167	—	155

Net increase in cash and cash equivalents	—	514	881	—	1,395
Cash and cash equivalents, beginning of period	—	3,976	1,712	—	5,688

Cash and cash equivalents, end of period	$—	$4,490	$2,593	$—	$7,083

15. Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date that these financial statements were issued.

In July 2009, the Company eliminated 57 positions, primarily across its manufacturing function as a part of a Company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $0.8 million in restructuring charges during July 2009.

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

During the first six months of 2009, our 10 largest customers accounted for approximately 73% of revenues, with three customers, Medtronic, Johnson & Johnson and Boston Scientific each accounting for greater than 10% of revenues. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, presented as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	73.0	72.2	73.3

Gross profit	28.1	27.0	27.8	26.7

Selling, general and administrative expenses	10.2	11.4	10.5	11.3
Research and development expenses	0.6	0.5	0.5	0.6
Restructuring charges	0.9	0.6	1.0	0.9
Amortization of intangibles	3.0	2.8	3.0	2.8

Income from operations	13.4	11.7	12.8	11.1

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net Sales

Net sales for the three months ended June 30, 2009 were $123.9 million, a decrease of $11.9 million, or 9%, compared to net sales of $135.8 million for the three months ended June 30, 2008. The decrease in net sales is attributable to net price decreases totaling approximately $5.2 million, caused by passing through to our customers, decreases in precious metal prices which do not impact gross profit and $6.7 million related to lower demand for the Company’s products, reflective of overall market conditions.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $34.8 million compared to $36.6 million for the three months ended June 30, 2008. The $1.8 million decrease in gross profit was a result of the decrease in volume of net sales, excluding precious metals, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $12.6 million for the three months ended June 30, 2009 compared to $15.4 million for the three months ended June 30, 2008. The $2.8 million decrease in SG&A expenses was primarily attributable to lower commission costs of approximately $0.8 million related to sales compensation resulting from changes in the manner in which we compensate our sales personnel, lower professional fees of approximately $1.6 million, lower travel and related expenses of approximately $0.2 million and lower executive severance costs totaling approximately $0.2 million.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended June 30, 2009 and 2008 were $0.7 million.

Restructuring Charges

Restructuring charges totaled $1.1 million during the three months ended June 30, 2009 compared to $0.8 million during the three months ended June 30, 2008. The higher costs incurred in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reflect an increase in the number of restructuring actions taken during the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company eliminated 67 positions in its manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance benefits and in certain instances, retention bonuses, if they remain with the Company through their proposed termination date. The Company recorded $0.7 million of costs related to these one-time termination benefits during the three months ended June 30, 2009.

In May 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility will be closed on or about December 15, 2009. In connection with the planned closure, the Company will provide both retention bonuses and severance benefits to employees affected by the facility closing. The total one-time termination benefits are approximately $1.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive benefits. During the three months ended June 30, 2009, the Company recorded $0.3 million of costs related to one-time termination benefits.

In June 2008, the Company announced a plan to close its manufacturing facility in Memphis, Tennessee. The facility was closed in October 2008. In connection with the closure, the Company provided both stay-bonuses and severance benefits to employees affected by the facility closing. The total one-time termination benefits were approximately $0.4 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive benefits. During the three months ended June 30, 2008, the Company recorded $0.1 million of costs related to one-time termination benefits. In addition to termination benefits, the Company has evaluated the property and equipment at the facility for impairment. Approximately $0.2 million of machinery and equipment and $0.5 million for the property and building were written down to their fair value which is included as an element of the restructuring charge in the accompanying financial statements.

Interest Expense, net

Interest expense, net, decreased $2.0 million to $14.3 million for the three months ended June 30, 2009, compared to $16.3 million for the three months ended June 30, 2008. The decrease was primarily the result of lower borrowings outstanding and lower interest rates on our term loan and revolver during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Other Income (Expense)

Included in other income (expense) are gains and losses on our derivative instruments and foreign currency translation gains and losses. We maintain an interest rate swap agreement to reduce our exposure to variable interest rates on our outstanding term loan borrowings. During the three months ended June 30, 2009, we realized a $0.4 million loss on our interest rate swap agreement compared to a $0.5 million gain during the three months ended June 30, 2008. In addition, we recorded a currency exchange loss of approximately $1.7 million during the three months ended June 30, 2009 compared to a currency exchange loss of $0.1 million during the three months ended June 30, 2008. This difference of $1.6 million is due to more significant changes in foreign currency exchange rates during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Income Tax Expense

Income tax expense for the three months ended June 30, 2009 was $1.3 million and included $1.0 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.2 million in foreign income taxes. Income tax expense for the three months ended June 30, 2008 was $1.2 million and included $1.0 million of deferred income taxes for differences in the book and tax treatment of goodwill, a $0.3 million reduction in foreign income taxes previously recorded and $0.5 million of state income taxes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales

Net sales for the six months ended June 30, 2009 were $250.3 million, a decrease of $14.5 million, or 5%, compared to net sales of $264.8 million for the six months ended June 30, 2008. The decrease in net sales is attributable to net price decreases totaling approximately $7.5 million, caused by passing through to our customers, decreases in precious metal prices which do not impact gross profit and lower demand for the Company’s products, reflective of overall market conditions.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $69.6 million compared to $70.8 million for the six months ended June 30, 2008. The $1.2 million decrease resulted from the decrease in demand for the Company’s products, excluding precious metals, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $26.3 million for the six months ended June 30, 2009 compared to $30.0 million for the six months ended June 30, 2008. The $3.7 million decrease in SG&A expenses was primarily attributable to lower commission costs of approximately $1.7 million related to sales compensation resulting from changes in the manner in which we compensate our sales personnel, lower professional fees of approximately $1.7 million, lower travel and related expenses of approximately $0.4 million, lower discretionary spending of $0.2 million and lower executive severance costs totaling approximately $0.2 million, all of which were offset by increased salaried and related costs of $0.5 million primarily reflecting changes in our senior leadership team.

Research and Development Expenses

Research and development, or R&D, expenses for the six months ended June 30, 2009 were $1.4 million compared to $1.5 million for the six months ended June 30, 2008. The increase is primarily due to increased salary costs of approximately $0.2 million offset by $0.1 million of lower discretionary spending.

Restructuring Charges

Restructuring charges totaled $2.5 million during the six months ended June 30, 2009 compared to $2.4 million during the six months ended June 30, 2008. The higher costs incurred in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reflect an increase in the number of restructuring actions taken during the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company eliminated 274 positions in its manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance benefits and, in certain instances, retention bonuses if they remain with the Company through their proposed termination date. The Company recorded $0.7 million of costs related to these one-time termination benefits during the six months ended June 30, 2009.

In May 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility will be closed on or about December 15, 2009. In connection with the planned closure, the Company will provide both retention bonuses and severance benefits to employees affected by the facility closing. The total one-time termination benefits are approximately $1.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive benefits. During the three months ended June 30, 2009, the Company recorded $0.3 million of costs related to one-time termination benefits.

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. As a result of this action, the Company recorded $1.6 million in restructuring charges during the three months ended March 31, 2008.

In June 2008, the Company announced a plan to close its manufacturing facility in Memphis, Tennessee. The facility was closed in October 2008. In connection with the closure, the Company provided both stay-bonuses and severance benefits to employees affected by the facility closing. The total one-time termination benefits were approximately $0.4 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive benefits. During the six months ended June 30, 2008, the Company recorded $0.1 million of costs related to one-time termination benefits. In addition to termination benefits, the Company evaluated the property and equipment at the facility for impairment. Approximately $0.2 million of machinery and equipment and $0.5 million for the property and building were written down to their fair value which is included as an element of the restructuring charge in the accompanying financial statements.

Interest Expense, net

Interest expense, net, decreased $4.0 million to $29.3 million for the six months ended June 30, 2009, compared to $33.3 million for the six months ended June 30, 2008. The decrease was primarily the result of lower borrowings outstanding and lower interest rates on our term loans and our revolver.

Other Income (Expense)

Included in other income (expense) are gains and losses on our derivative instruments and foreign currency translation gains and losses. We have entered into an interest rate swap agreement and maintained an interest rate collar agreement to reduce our exposure to variable interest rates on our outstanding term loan borrowings. During the six months ended June 30, 2009, we realized a $0.6 million loss on our derivative instruments compared to a $0.4 million loss during the six months ended June 30, 2008. In addition, we recorded a currency exchange loss of approximately $0.6 million during the six months ended June 30, 2009 compared to a currency exchange loss of $0.7 million during the six months ended June 30, 2008.

Income Tax Expense

Income tax expense for the six months ended June 30, 2009 was $2.0 million and included $1.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million in foreign income taxes. Income tax expense for the six months ended June 30, 2008 was $4.0 million and included $1.8 million of deferred income taxes for differences in the book and tax treatment of goodwill, $1.5 million of foreign income taxes and $0.7 million of state income taxes. The decrease in our income tax expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due to the effects of our legal entity re-organization in July 2008 which reduced our state income tax exposures, as well as lower foreign income tax expense resulting from lower taxable income in those jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in connection with the acquisition of the Company by KKR in 2005, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility (as amended, the “Amended Credit Agreement”). At June 30, 2009, we had $8.8 million of letters of credit outstanding under the revolving portion of our credit facility. In 2008, a member of the Company’s lending syndicate entered bankruptcy proceedings under the United States bankruptcy protection provisions. That member’s revolving loan commitment is $8.0 million. As of June 30, 2009, the Company had not received notice regarding this member’s commitment, however, we believe that the amount of this member’s commitment may not be available for future borrowing under the revolver. At June 30, 2009, we had $58.2 million available to borrow under the revolving portion of our senior secured credit facility.

Cash provided by operations was $28.6 million during the six months ended June 30, 2009, compared to $14.8 million during the six months ended June 30, 2008. The increase of $13.8 in cash provided by operating activities is primarily attributable to improved cash flow generated from working capital amounting to $5.0 million and $8.8 million cash generated from improvements in our profitability.

Cash used in investing activities was $6.9 million during the six months ended June 30, 2009 compared to $8.6 million during the six months ended June 30, 2008. The decrease in cash used in investing activities is due to lower capital expenditures during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower capital expenditures related to the Company’s ERP system implementation.

During the six months ended June 30, 2009, cash used in financing activities was $21.6 million compared to cash used in financing activities of $5.0 million during the six months ended June 30, 2008. The change in cash used in financing activities was primarily due to increased net payments on our long-term debt and revolver totaling $19.2 million, offset by $0.7 million of cash generated from investments in parent company common stock and lower repurchases of parent company common stock amounting to $1.9 million. Cash used in financing activities reflects a required excess cash flow payment, as defined, made during the six months ended June 30, 2009, totaling $5.4 million. Our credit agreement allows us to apply this excess cash flow payment toward future required quarterly amortization payments for the next two years following the date of the excess cash flow payment. Accordingly, no required amortization payments are due on our term loan until September 2010.

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

The Leverage Ratio may not exceed 8.0 to 1.0 for any four fiscal quarter period ending on or up to September 30, 2009, with such maximum permitted Leverage Ratio decreasing to 7.0 to 1.0, 6.0 to 1.0, and 5.0 to 1.0 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, and September 30, 2012, respectively, and to 4.5 to 1.0 for each fiscal quarter thereafter. The Interest Coverage Ratio may not be less than 1.35 to 1.00 for any four fiscal quarter period ending on or up to September 30, 2009, and increases to 1.55 to 1.00, 1.75 to 1.00 and 2.00 to 1.00 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, September 30, 2012, respectively, and to 2.10x for each quarter thereafter. At June 30, 2009, the Company was in compliance with these covenants and we expect to remain in compliance based on current and expected future operating results.

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

EBITDA represents net income (loss) before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in calculating covenant ratios and compliance under the indenture governing our 10.5% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”) and under our Amended Credit Agreement.

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

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(1,232)	$(1,258)	$(623)	$(8,969)
Interest expense, net	14,281	16,289	29,284	33,336
Provision for income taxes	1,323	1,268	2,046	4,021
Depreciation and amortization	9,253	8,848	18,356	17,508

EBITDA	$23,625	$25,147	$49,063	$45,896

Adjustments:
Restructuring charges	1,145	788	2,481	2,371
Stock-based compensation - employees	516	639	604	914
Stock-based compensation - non-employees	18	390	48	834
Employee severance and relocation	235	263	667	596
Chief executive recruiting costs	—	—	—	(26)
Currency translation loss	1,671	75	567	687
Loss (gain) on derivative instruments	408	(521)	593	357
Loss on disposals of property and equipment	315	100	355	103
Other plant closure costs	899	69	899	69
Management fees to stockholder	289	366	579	655

Adjusted EBITDA	$29,121	$27,316	$55,856	$52,456

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior secured credit facility (1)	$423,938	$12,266	$32,285	$379,387	$—

Senior subordinated notes (1)	448,668	32,470	65,029	351,169	—

Capital leases (1)	14	8	6	—	—

Operating leases	41,685	6,566	11,634	9,319	14,166

Purchase obligations (2)	32,593	32,593	—	—	—

Other long-term obligations (3)	36,698	—	496	8,895	27,307

Total	$983,596	$83,903	$109,450	$748,770	$41,473

(1)	Includes principal and interest payments.
(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incidental to the ordinary conduct of business.
(3)	Other long-term obligations include share-based payment obligations of $1.8 million, environmental remediation obligations of $3.4 million, accrued compensation and pension benefits of $3.0 million, deferred income taxes of $21.5 million, accrued swap liability of $6.7 million and other obligations of $0.3 million.

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

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. Our provision for sales returns was $3.5 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively. Our provision for sales returns was $6.3 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively. The increase has resulted from an increase in actual returns.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts when collectibility becomes uncertain. No bad debt expense was recorded in the three months ended June 30, 2009. Our provision for bad debts was $0.1 million for the three months ended June 30, 2008. Our provision for bad debts was $0.1 million for the six months ended June 30, 2009 and 2008.

Provision for Inventory Valuation. Inventory purchases and commitments are based upon future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero. We periodically experience variances between the amount of inventory purchased and contractually committed to, and our demand forecasts, resulting in excess and obsolete inventory valuation charges.

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise. In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates. If these projections or other estimates change, we may be required to record an impairment charge. In 2008, the fair value of the reporting unit significantly exceeded its carrying value.

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

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self-insured workers’ compensation and employee health benefits at June 30, 2009 and December 31, 2008 were $4.8 million and $4.2 million, respectively.

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

Hedge Accounting. We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates on our borrowings under our Amended Credit Agreement. We have documented our swap agreement as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, changes in the fair value of our swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Our swap agreement qualifies for this hedge accounting treatment as long as the hedge meets certain effectiveness criteria. We determine the effectiveness of this hedge using the Hypothetical Derivative Method as described in the Derivative Implementation Group Issue No. G-7 (“DIG G-7”). DIG G-7 requires that we create a hypothetical derivative with terms that match our underlying debt agreement. To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective. The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts. A material change in these assumptions, which we experienced in 2008, could cause our hedge to be considered ineffective. If our swap agreement is not treated as a hedge, we would be required to record the change in fair value of the swap agreement in our results of operations, which could have material adverse effect on our results of operations.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS No. 165 is required for interim or annual periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB 28-1”), which amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) and requires disclosures about fair value of financial instruments for interim and annual reporting periods. SFAS No. 107-1 and APB 28-1 also amends APB Opinion No. 28 “Interim Financial Reporting” (“Opinion No. 28”) and requires certain disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 as defined by Opinion No. 28 and requires disclosure of the fair value of all financial instruments regardless of whether they were recognized in the balance sheet, as well as the method(s) and significant assumptions used to estimate that fair value. The adoption of SFAS No. 107-1 and APB 28-1 is required for interim periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 107-1 and APB 28-1 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) which has since been replaced by SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”), issued in June 2009. SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 introduces the FASB Accounting Standards Codification which, once in effect, will become the source of authoritative generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 which for the Company is the three months ended September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhanced the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by requiring disclosure of the fair values of derivative instruments and associated gains and losses and requires disclosure of derivative features that are subject to credit-risk. The adoption of SFAS No. 161 was required for interim periods beginning after November 15, 2008 which for the Company was the three months ended March 31, 2009. The adoption of SFAS No. 161 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“ARB No. 51”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 effective January 1, 2009. The Company does not have any noncontrolling interests within its consolidated subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands the required disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”), which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company adopted the provisions of SFAS No. 157, effective January 1, 2008, with respect to its financial assets and liabilities that are measured at fair value on a recurring basis and adopted the provisions of SFAS No. 157-2 on January 1, 2009 with respect to non-financial assets and liabilities within the consolidated financial statements. The adoption of SFAS No. 157-2 on January 1, 2009 did not have a material effect on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“SFAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also includes guidance pertaining to identification of circumstances that indicate a transaction is not orderly and does not apply to quoted market prices for identical assets or liabilities in active markets (Level 1 inputs). The adoption of SFAS No. 157-4 is required for interim and annual reporting periods ending after June 15, 2009 which for the Company is the three months ended June 30, 2009. The adoption of SFAS No. 157-4 did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) was revised to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is applied prospectively, with one exception for income taxes, and is effective for business combinations made by the Company on or after January 1, 2009. In April 2009, the FASB issued FASB Staff Position No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS No. 141(R)-1”) which amends and clarifies SFAS No. 141 (R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations made by the Company on or after January 1, 2009. The amount of federal NOL’s that would reduce our income tax expense should deferred tax assets be realized total $216.6 million at June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (“LIBOR”) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at June 30, 2009 of $381.6 million with an interest rate of 3.17%. We have entered into interest rate agreements to limit our exposure to variable interest rates. At June 30, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. During the period when our interest rate swap is in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.3 million per year. Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $3.8 million per year.

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

(b) Changes in Internal Control over Financial Reporting. We are in the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the first six months of 2009 modified our existing controls at two manufacturing location as they migrated to the Oracle ERP system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt six industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA. However, this process will not reduce our TCE emissions to the levels required should a new standard become law. If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the six months ended June 30, 2009.

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

Accellent Inc.

August 14, 2009	By:	/s/ Robert E. Kirby
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

August 14, 2009	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.