Form 10-Q
period 2009-09-30
ACCELLENT INC
filed 2009-11-13
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$34,572	$14,525
Accounts receivable, net of allowances of $1,209 and $1,154 as of September 30, 2009 and December 31, 2008, respectively	51,153	50,724
Inventories	55,458	64,204
Prepaid expenses and other current assets	4,078	3,954

Total current assets	145,261	133,407

Property and equipment, net	121,557	127,460
Goodwill	629,854	629,854
Intangible assets, net	183,300	194,505
Deferred financing costs and other assets	14,737	17,505

Total assets	$1,094,709	$1,102,731

Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$631	$4,007
Accounts payable	23,120	23,285
Accrued payroll and benefits	10,324	11,575
Accrued interest	12,373	5,065
Accrued expenses and other current liabilities	20,633	17,497

Total current liabilities	67,081	61,429

Long-term debt	683,901	702,529
Other long-term liabilities	36,814	36,600

Total liabilities	787,796	800,558

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized and 1,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	635,576	633,914

Accumulated other comprehensive income (loss)	2,546	(1,974)

Accumulated deficit	(331,209)	(329,767)

Total stockholder’s equity	306,913	302,173

Total liabilities and stockholder’s equity	$1,094,709	$1,102,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	$117,768	$134,670	$368,026	$399,428
Cost of sales (exclusive of amortization)	84,387	100,031	264,848	293,998

Gross profit	33,381	34,639	103,178	105,430

Selling, general and administrative expenses	11,832	15,596	38,128	45,533
Research and development expenses	676	751	2,053	2,231
Restructuring charges	2,362	794	4,843	3,165
Amortization of intangible assets	3,735	3,735	11,205	11,205
Loss on disposal of property and equipment	449	297	804	400

Income from operations	14,327	13,466	46,145	42,896

Interest expense, net	(13,881)	(16,026)	(43,165)	(49,363)
Other (expense) income	(1,251)	1,050	(2,362)	8

Income (loss) before income tax expense	(805)	(1,510)	618	(6,459)

Income tax expense (benefit)	15	(661)	2,060	3,360

Net loss	$(820)	$(849)	$(1,442)	$(9,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(in thousands)

	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(1,442)	$(9,819)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,601	26,630
Amortization of debt discounts, non-cash interest expense and debt issuance costs	3,153	3,148
Non-cash impairment charges	—	710
Restructuring charges, net of payments	1,618	—
Deferred income taxes	2,171	73
Non-cash compensation expense	899	3,273
Loss on derivative instruments	1,091	528
Loss on disposal of property and equipment	804	400
Changes in operating assets and liabilities:
Accounts receivable	(265)	(3,711)
Inventories	8,906	(1,514)
Prepaid expenses and other current assets	(115)	1,385
Accounts payable and accrued expenses	8,834	17,417

Net cash provided by operating activities	53,255	38,520

Cash flows from investing activities:
Purchase of property and equipment	(11,732)	(12,949)
Proceeds from sale of property and equipment	103	476

Net cash used in investing activities	(11,629)	(12,473)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	39,000
Principal payments on long-term debt	(22,382)	(53,142)
Proceeds from sale of parent company stock	812	138
Repurchase of parent company stock	(16)	(1,984)

Net cash used in financing activities	(21,586)	(15,988)

Effect of exchange rate changes on cash and cash equivalents:	7	(154)

Increase in cash and cash equivalents	20,047	9,905
Cash and cash equivalents at beginning of period	14,525	5,688

Cash and cash equivalents at end of period	$34,572	$15,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,713	$38,752
Cash paid for income taxes	$1,306	$1,671
Property and equipment purchases unpaid and included in accounts payable	$1,465	$1,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

1. Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and, in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

There have been no significant changes pertaining to the adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31 2008, other than as discussed below.

In our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009, Other (expense) income includes loss on derivative instruments which had been previously disclosed separately in our financial statements on Form 10-Q for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2008 other (expense) income included losses on disposals of property and equipment which are presented separately in the current year unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009. The prior year presentation has been changed to conform to the current year presentation.

Recent Accounting Pronouncements

The Company evaluates subsequent events through the date the financial statements are issued or are available to be issued. Refer to footnote 15.

Beginning with the three months ended June 30, 2009, we disclose the fair value of all financial instruments as well as the method(s) and significant assumptions used to estimate that fair value. Refer to footnote 9.

Beginning with the three months ended September 30, 2009, the Accounting Standards Codification, which became the source of authoritative generally accepted accounting principles in the United States, is followed by the Company.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

The Company discloses the fair values of derivative instruments and associated gains and losses that are subject to credit-risk. Refer to footnote 8.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

2. Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the Company’s Amended Credit Agreement, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, as a result of the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability within Other long-term liabilities until such options are exercised, forfeited, expired or settled. As a result of the exercise of Roll-Over options during the nine months ended September 30, 2009, the Company was required to repurchase 8,970 shares at a cost of $15,698 to allow former employees to satisfy tax obligations.

The table below summarizes the activity relating to the Roll-Over options during the nine months ended September 30, 2009 and 2008:

	2009		2008
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$1,100	619,466	$6,507	2,624,673
Shares repurchased	(16)	(8,970)	(1,984)	(1,119,249)
Shares exercised	(35)	(20,364)	(3,158)	(803,738)
Shares forfeited	(24)	(13,742)	(144)	(82,220)
Fair value adjustment to liability	2	—	338	—

Balance at September 30	$1,027	576,390	$1,559	619,466

Our stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of our liability related to the Roll-Over options. For stock options, we estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following tables summarize the classification of stock-based compensation as reflected in our unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and nine months ended September 30, 2009 and 2008:

Classification of expense related to stock awards:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales	$36	$65	$77	$77
Selling, general and administrative	189	1,161	752	1,645

Total	$225	$1,226	$829	$1,722

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Stock compensation expense related to stock awards by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Time based vesting awards	$171	$345	$373	$692
Performance based vesting awards	(14)	499	317	499
Restricted stock awards	46	56	137	193
Roll-over options	22	326	2	338

Total expense	$225	$1,226	$829	$1,722

In addition to stock awards, during the three and nine months ended September 30, 2008, the Company recognized approximately $209,000 and $627,000, respectively, of employee stock-based compensation costs that related to executive bonuses paid in common stock of AHC. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, the Company determined that attainment of the 2009 targets necessary for Performance Based stock awards to vest is probable. Accordingly the Company has recorded stock compensation expense related to performance shares of $0.3 million during the nine months ended September 30, 2009. Through September 30 2008, the Company had estimated that it would achieve the 2008 targets necessary for the Performance Shares to vest at December 31, 2008. Accordingly, the Company recorded $0.5 million of expense related to performance shares during the three and nine months ended September 30, 2008. The total unvested Performance Based shares and their aggregate grant date fair value are 3,071,460 and $3.6 million at September 30, 2009.

Non-employee stock-based compensation

During the three and nine months ended September 30, 2009, the Company recognized approximately $23,000 and $70,000, respectively, of non-employee stock-based compensation. During the three and nine months ended September 30, 2008, the Company recognized approximately $90,000 and $924,000, respectively, of non-employee stock-based compensation. These costs principally related to consulting fees paid in common stock of Accellent Holdings Corp. (“AHC”) and approximated the fair value of the services rendered.

3. Restructuring charges

Summary of restructuring actions

For the three and nine months ended September 30, 2009 and 2008, the Company recognized restructuring charges related to initiatives including facility closures and reductions in force. The following table summarizes the recorded liabilities and activity related to restructuring activities for the nine months ended September 30, 2009 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2009	$400	$69	$469
Restructuring charges incurred	4,439	404	4,843
Payments	(2,921)	(304)	(3,225)

Balance at September 30, 2009	$1,918	$169	$2,087

Accrued restructuring costs at September 30, 2009 are expected to be paid in cash within twelve months and are therefore classified as current liabilities within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2009.

Q3 2009 Reduction in Force

During the three months ended September 30, 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.0 million in restructuring charges during the three and nine months ended September 30, 2009.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Q2 2009 Reductions in Force and Facility Closure

During the three months ended June 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered one time termination benefits, which included severance arrangements and, in certain instances, retention bonuses, if they remain with the Company through their proposed termination date. The total one-time termination benefits approximate $1.1 million and are being recorded over the employees’ remaining service period as employees are required to stay through their termination date to receive benefits. During the three and nine months ended September 30, 2009, the Company recorded $0.6 million and $0.9 million of costs related to these one-time termination benefits. At September 30, 2009, $0.2 million is expected to be incurred in future reporting periods related to this action.

During the three months ended June 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $0.3 million in restructuring charges during the nine months ended September 30, 2009.

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Huntsville, Alabama. The facility will be closed on or about December 15, 2009. In connection with the plan, all employees will be terminated on or about November 30, 2009. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, should they remain with the Company through that date. The total one-time termination benefits approximate $1.2 million and are being recorded over the employees’ remaining service period as employees are required to stay through their termination date to receive the benefits. During the three and nine months ended September 30, 2009, the Company recorded $0.5 million and $0.9 million of costs related to these one-time termination benefits. In addition, during the three and nine months ended September 30, 2009 the Company recorded $0.3 million and $0.4 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities. At September 30, 2009, $0.4 million is expected to be incurred in future reporting periods related to this action.

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the potential impairment related to the property and equipment at the facility. As a result, the carrying value of certain assets has been written down to their fair value, less selling costs, of $0.7 million at September 30, 2009. The resulting impairment charges of $0.3 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, are included in loss on disposal of property in the accompanying unaudited condensed consolidated statements of operations. The fair value estimate was determined using a quoted price in a brokered market and is considered a level 2 estimate within the fair value hierarchy as discussed in footnote 9 below.

Q1 2009 Reduction in Force

During the three months ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.3 million in restructuring charges during the nine months ended September 30, 2009.

Q2 2008 Reduction in Force and Facility Closure

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee. The facility was closed and the property was sold on October 9, 2008. In connection with the plan, a majority of the employees were terminated on or about September 30, 2008. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $0.9 million and were amortized over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. During the three and nine months ended September 30, 2008, the Company recorded $0.8 million and $0.9 million, respectively, of costs related to these one-time termination benefits. In connection with the closure, the Company performed an impairment assessment related to the property and equipment at the facility and as a result, recorded $0.7 million of write downs to their fair value which were included as an element of the restructuring charge for the nine months ended September 30, 2008.

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

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

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

Income tax expense for the three and nine months ended September 30, 2009 and 2008 consist principally of deferred income tax expense for differences in the book and tax treatment of goodwill and foreign income taxes, net of research and development tax credits.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $22.2 million and $19.9 million of net deferred tax liabilities included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With the exception of two state jurisdictions, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005, 2006, 2007 and 2008 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

5. Inventories

Inventories at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$15,195	$18,070
Work-in-process	22,465	27,105
Finished goods	17,798	19,029

Total	$55,458	$64,204

6. Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets on the date of acquisition. Intangible assets represent the value of the identifiable intangible assets determined in connection with business combinations.

The Company has elected October 31st as its annual impairment testing date for goodwill and indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No triggering events have occurred during the nine months ended September 30, 2009 that would require an impairment test of goodwill or indefinite lived intangible assets.

The Company reports all amortization expense related to intangible assets on a separate line in our unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2009 and 2008, the Company incurred intangible asset amortization expense related to cost of sales and selling, general and administrative expenses, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales	$497	$497	$1,491	$1,491
Selling, general and administrative	3,238	3,238	9,714	9,714

Total	$3,735	$3,735	$11,205	$11,205

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Intangible assets that are subject to amortization as of September 30, 2009 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(7,713)	$9,278
Customer contracts and relationships	197,575	(52,953)	144,622

	$214,566	$(60,666)	$153,900

Intangible assets that are subject to amortization as of December 31, 2008 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(6,221)	$10,770
Customer contracts and relationships	197,575	(43,240)	154,335

	$214,566	$(49,461)	$165,105

The carrying amount of the Trademark, an indefinite-lived intangible asset, was $29.4 million at September 30, 2009 and December 31, 2008 and is included in intangible assets, net, in the accompanying unaudited condensed consolidated balance sheets.

Estimated intangible asset amortization expense for each of the next four years approximates $14.9 million and $14.6 million in year five.

7. Long-term debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Amended Credit Agreement:
Term loan, interest of 2.87% and 4.70% at September 30, 2009 and December 31, 2008, respectively	$381,624	$388,000
Revolving loan, interest of 2.71% at December 31, 2008	—	16,000
Senior subordinated notes maturing December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	11	18

Total debt	686,635	709,018
Less—unamortized discount on senior subordinated notes	(2,103)	(2,482)
Less—current portion	(631)	(4,007)

Long-term debt, excluding current portion	$683,901	$702,529

In March 2009 we were required to make an excess cash flow payment of $5.4 million on our term loan under our Amended Credit Agreement. Our Amended Credit Agreement allows us to elect to apply this excess cash flow payment to future required quarterly principal payments for the next two years following the date of the excess cash flow payment. Accordingly, no required principal payments are due on our term loan until September 2010.

At September 30, 2009, we had $8.8 million of letters of credit outstanding under our Amended Credit Agreement.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

8. Derivative instruments

The Company maintains an interest rate swap agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged interest expense affects earnings. Changes in the fair value of the interest rate swap which relate to the ineffective portion of the interest rate swap are recorded in other (expense) income. At September 30, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. Every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount is reclassified from accumulated other comprehensive income (loss) to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition should we determine the cash flow hedge does not meet our requirements for measuring effectiveness, we would reclassify the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge.

The Company’s policy requires the use of the Hypothetical Derivative Method. In 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness at September 30, 2008, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006. As a result of this hedge ineffectiveness, the Company recognized in earnings the full change in fair value of the derivative instrument from the date the hedge was determined to be ineffective, July 1, 2008, through December 31, 2008. As a result of the ineffectiveness of the hedge in 2008, the Company was required to amortize to earnings over the remaining contractual term of the swap the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008. These accumulated losses amounted to $4.1 million and were recorded in accumulated other comprehensive loss. At September 30, 2009, the Company determined that hedge accounting was no longer appropriate. Accordingly, net losses accumulated during the periods of historical effectiveness through September 30, 2009 and the derivative mark-to-market adjustment for the three months ended September 30, 2009, have been recorded in earnings during the three and nine months ended September 30, 2009, which amounted to $0.5 million and $1.4 million, respectively. This is included in other (expense) income in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2009 and December 31, 2008, the fair value of the interest rate swap was $6.0 million and $7.7 million, respectively, and is recorded within “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheet.

Through February 2009, in addition to the swap arrangement detailed above, the Company maintained an interest rate collar agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt. The Company’s interest rate collar arrangement expired during the three months ended March 31, 2009, at which time the realized gain of $0.3 million was recorded to other (expense) income.

The following table summarizes the balance sheet presentation of our derivative instruments:

	Fair Value of Derivative Instruments
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate contract designated as a hedging instrument	Other long-term liabilities	$6,026	Other long-term liabilities	$7,689

Interest rate contract not designated as a hedging instrument	—	$—	Other long-term liabilities	$285

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

The following table summarizes the activity related to our derivative instrument designated as a cash flow hedge:

	Amount of gain/(loss) recognized in OCI (Effective portion) Three months ended September 30		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Three months ended September 30		Amount of gain/(loss) reclassified from AOCI (effective portion) Three months ended September 30		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Three months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$—	$—	$(1,122)	$(543)	$—	$—	$—	$—

	Amount of gain/(loss) recognized in OCI (Effective portion) Nine months ended September 30		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Nine months ended September 30		Amount of gain/(loss) reclassified from AOCI (effective portion) Nine months ended September 30		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Nine months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$1,039	$(59)	$(3,038)	$(543)	$1,076	$(839)	$—	$—

The following table summarizes the activity related to our derivative instrument not designated as a hedge:

	Amount of gain/(loss) recognized in income Three months ended September 30		Amount of gain/(loss) recognized in income Nine months ended September 30
	2009	2008	2009	2008
Interest rate contract gain recognized in other income (expense)	$—	$296	$285	$1

All gains and losses recognized in our statement of operations related to derivative instruments are included within other (expense) income and the cash settlement amounts resulting from the difference between our fixed rate on the swap and the variable rates on our term loan debt are included within interest expense, net. During the three and nine months ended September 30, 2009, the Company recorded $0.5 million and $1.1 million, respectively, of net losses on its derivative instruments. During the three and nine months ended September 30, 2008, the Company recorded $0.2 million and $0.5 million, respectively, of net losses on its’ derivative instruments.

9. Fair value of financial instruments

The Company determines fair value utilizing the fair value hierarchy which ranks the quality and reliability of the information used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company uses the Black-Scholes option pricing model to value its liability for roll-over option awards. A roll-forward of the change in fair value of this level 3 financial instrument is also contained in Note 2. The Company’s interest rate swap contract is valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates. The following tables provide a summary of the carrying amounts and fair values of assets and liabilities recorded at fair value:

		Fair Value Measurements at September 30, 2009 using
	Carrying Amount as of September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over options	$1,027	$—	$—	$1,027
Liability for derivative instruments	$6,026	$—	$—	$6,026

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

		Fair Value Measurements at December 31, 2008 using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liability for Roll-Over Options	$1,100	$—	$—	$1,100
Liability for derivative instruments	$7,974	$—	$—	$7,974

The change in fair value of our liability for derivative instruments for the three months ended September 30, 2009 was as follows (in thousands):

Fair value, July 1, 2009	$6,651
Total gains or losses (realized or unrealized):
Realized gain included in earnings	(625)
Unrealized gain included in accumulated other comprehensive income (loss)	—

Fair value, September 30, 2009	$6,026

The change in fair value of our liability for derivative instruments for the nine months ended September 30, 2009 was as follows (in thousands):

Fair value, January 1, 2009	$7,974
Total gains or losses (realized or unrealized):
Realized gain included in earnings	(1,948)
Unrealized gain included in accumulated other comprehensive income (loss)	—

Fair value, September 30, 2009	$6,026

Other financial instruments that are included in our unaudited condensed consolidated balance sheet include accounts receivable, accounts payable and long-term debt. The carrying value of accounts payable and accounts receivable approximate their fair value at September 30, 2009. Borrowings under our Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. Borrowings under the Senior Subordinated Notes—2013 have a fixed rate. The Company intends to carry the Notes until their maturity. At September 30, 2009, the fair value of the Senior Subordinated Notes—2013, based on a quoted market for them, was 96% or $293 million compared to the carrying value of $305 million.

10. Comprehensive income (loss)

Comprehensive income (loss) represents net loss plus the results of any changes in stockholder’s equity related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and nine months ended September 30, 2009 and 2008, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net loss	$(820)	$(849)	$(1,442)	$(9,819)
Effect of interest rate hedging instruments	—	414	3,038	355
Cumulative translation adjustments	880	(2,636)	1,482	(941)

Comprehensive income (loss)	$60	$(3,071)	$3,078	$(10,405)

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

11. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and nine months ended September 30, 2009, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2008, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.8 million, respectively. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees related to these services were incurred during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company incurred $0.2 million and $1.1 million, respectively, of integration consulting fees for the services of Capstone. At September 30, 2009, the Company owed KKR $0.3 million for unpaid fees which are included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

The Company sells medical device equipment to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the three and nine months ended September 30, 2009 totaled $0.1 million and $0.8 million, respectively. Sales to Biomet, Inc. during the three and nine months ended September 30, 2008 amounted to $0.4 million and $2.8 million, respectively At September 30, 2009, accounts receivable from Biomet aggregated $0.1 million.

Subsequent to September 30, 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions that is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. See Note 15.

12. Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. As part of efforts to lower TCE emissions, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility. However, this process will not reduce our TCE emissions to the levels required should a new standard become law.

At September 30, 2009 and December 31, 2008, the Company had a long-term liability of $3.4 million primarily related to environmental remediation at its Collegeville site. The Company prepares estimates of its potential liability based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

13. Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe that the disposition of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

14. Supplemental guarantor condensed consolidating financial statements

In connection with Accellent Inc.’s issuance of its 10.5% Senior Subordinated Notes due 2013 (the “Notes”), all of its 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$112,726	$5,180	$(138)	$117,768
Cost of sales	—	80,813	3,712	(138)	84,387
Selling, general and administrative expenses	22	11,042	768	—	11,832
Research and development expenses	—	461	215	—	676
Restructuring and other charges	—	2,789	22	—	2,811
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,757)	17,621	463	—	14,327
Interest expense, net	(13,876)	(6)	1	—	(13,881)
Other (expense) income	(498)	13	(766)	—	(1,251)
Equity in earnings of affiliates	17,311	222	—	(17,533)	—
Income tax (expense) benefit	—	(539)	524	—	(15)

Net (loss) income	$(820)	$17,311	$222	$(17,533)	$(820)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,348	$7,772	$(450)	$134,670
Cost of sales	—	95,588	4,893	(450)	100,031
Selling, general and administrative expenses	30	14,728	838	—	15,596
Research and development expenses	—	526	225	—	751
Restructuring and other charges	—	813	278	—	1,091
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,765)	15,693	1,538	—	13,466
Interest (expense) income, net	(16,015)	(16)	5	—	(16,026)
Other income (expense)	(171)	111	1,110	—	1,050
Equity in earnings of affiliates	19,102	2,059	—	(21,161)	—
Income tax (expense) benefit	—	1,255	(594)	—	661

Net (loss) income	$(849)	$19,102	$2,059	$(21,161)	$(849)

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350,934	$17,736	$(644)	$368,026
Cost of sales	—	253,419	12,073	(644)	264,848
Selling, general and administrative expenses	70	35,948	2,110	—	38,128
Research and development expenses	—	1,463	590	—	2,053
Restructuring and other charges	—	5,625	22	—	5,647
Amortization of intangibles	11,205	—	—	—	11,205

(Loss) income from operations	(11,275)	54,479	2,941	—	46,145
Interest (expense) income, net	(43,155)	(12)	2	—	(43,165)
Other expense	(1,090)	(610)	(662)	—	(2,362)
Equity in earnings of affiliates	54,078	2,274	—	(56,352)	—
Income tax expense	—	(2,053)	(7)	—	(2,060)

Net (loss) income	$(1,442)	$54,078	$2,274	$(56,352)	$(1,442)

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$375,296	$24,908	$(776)	$399,428
Cost of sales	—	279,150	15,624	(776)	293,998
Selling, general and administrative expenses	90	42,918	2,525	—	45,533
Research and development expenses	—	1,561	670	—	2,231
Restructuring and other charges	—	3,293	272	—	3,565
Amortization of intangibles	11,205	—	—	—	11,205

(Loss) income from operations	(11,295)	48,374	5,817	—	42,896
Interest (expense) income, net	(49,253)	(120)	10	—	(49,363)
Other income (expense)	(528)	(155)	691	—	8
Equity in earnings of affiliates	51,257	4,660	—	(55,917)	—
Income tax expense	—	(1,502)	(1,858)	—	(3,360)

Net (loss) income	$(9,819)	$51,257	$4,660	$(55,917)	$(9,819)

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Unaudited Condensed Consolidating Balance Sheets

September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$32,768	$1,804	$—	$34,572
Receivables, net	—	49,470	2,092	(409)	51,153
Inventories	—	52,407	3,051	—	55,458
Prepaid expenses and other	19	3,962	97	—	4,078

Total current assets	19	138,607	7,044	(409)	145,261
Property, plant and equipment, net	—	111,044	10,513	—	121,557
Intercompany receivable	—	139,314	18,723	(158,037)	—
Investment in subsidiaries	333,341	30,644	—	(363,985)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	183,300	—	—	—	183,300
Deferred financing costs and other assets	13,181	1,435	121	—	14,737

Total assets	$1,159,695	$421,044	$36,401	$(522,431)	$1,094,709

Current portion of long-term debt	$624	$7	$—	$—	$631
Accounts payable	—	22,286	950	(116)	23,120
Accrued liabilities	12,363	28,489	2,686	(208)	43,330

Total current liabilities	12,987	50,782	3,636	(324)	67,081
Note payable and long-term debt	831,977	10,046	—	(158,122)	683,901
Other long-term liabilities	7,818	26,875	2,121	—	36,814

Total liabilities	852,782	87,703	5,757	(158,446)	787,796
Equity	306,913	333,341	30,644	(363,985)	306,913

Total liabilities and equity	$1,159,695	$421,044	$36,401	$(522,431)	$1,094,709

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

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

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Unaudited Condensed Consolidating Statements of Cash Flows—

Nine months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,702)	$80,592	$4,365	$—	$53,255

Cash flows from investing activities:
Purchase of property and equipment	—	(10,496)	(1,236)	—	(11,732)
Proceeds from sale of equipment	—	103	—	—	103

Net cash used in investing activities	—	(10,393)	(1,236)	—	(11,629)

Cash flows from financing activities:
Principal payments on long-term debt	(22,376)	(6)	—	—	(22,382)
Intercompany receipts (advances)	53,282	(49,837)	(3,445)	—	—
Issuance of parent company stock	812	—	—	—	812
Repurchase of parent company stock	(16)	—	—	—	(16)

Cash flows provided by (used in) financing activities	31,702	(49,843)	(3,445)	—	(21,586)

Effect of exchange rate changes in cash	—	33	(26)	—	7

Net increase (decrease) in cash and cash equivalents	—	20,389	(342)	—	20,047
Cash and cash equivalents, beginning of period	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$32,768	$1,804	$—	$34,572

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

Unaudited Condensed Consolidating Statements of Cash Flows—

Nine months ended September 30, 2008 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35,852)	$65,893	$8,479	$—	$38,520

Cash flows from investing activities:
Purchases of property and equipment	—	(11,765)	(1,184)	—	(12,949)
Proceeds from sale of equipment	—	470	6	—	476

Net cash used in investing activities	—	(11,295)	(1,178)	—	(12,473)

Cash flows from financing activities:
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(53,000)	(142)	—	—	(53,142)
Intercompany receipts (advances)	51,698	(45,192)	(6,506)	—	—
Issuance of stock	138	—	—	—	138
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)

Cash flows provided by (used in) financing activities	35,852	(45,334)	(6,506)	—	(15,988)

Effect of exchange rate changes in cash	—	(48)	(106)	—	(154)

Net increase in cash and cash equivalents	—	9,216	689	—	9,905
Cash and cash equivalents, beginning of period	—	3,976	1,712	—	5,688

Cash and cash equivalents, end of period	$—	$13,192	$2,401	$—	$15,593

15. Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date that these financial statements were issued.

In October 2009, the Company entered into an agreement with SunGard, an entity affiliated with KKR and Bain Capital (see note 11), to provide information systems hosting services for the Company.

On November 6, 2009, the Company’s President and Chief Executive Officer tendered his resignation from the Company, effective November 13, 2009.

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

During the first nine months of 2009, our 10 largest customers accounted for approximately 59% of revenues, with two customers, Medtronic and Johnson & Johnson, each accounting for greater than 10% of revenues. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, presented as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	74.3	72.0	73.6

Gross profit	28.3	25.7	28.0	26.4

Selling, general and administrative expenses	10.0	11.6	10.4	11.4
Research and development expenses	0.6	0.5	0.6	0.6
Restructuring charges	2.0	0.6	1.3	0.8
Amortization of intangibles	3.1	2.8	3.0	2.8
Loss on disposal of property and equipment	0.4	0.2	0.2	0.1

Income from operations	12.2	10.0	12.5	10.7

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net Sales

Net sales for the three months ended September 30, 2009 were $117.8 million, a decrease of $16.9 million, or 12.6%, compared to net sales of $134.7 million for the three months ended September 30, 2008. The decrease in net sales is attributable to net price decreases totaling approximately $5.7 million, caused by passing through to our customers, decreases in precious metal prices which do not impact gross profit and $11.2 million related to lower demand for the Company’s products, reflective of overall market conditions.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $33.4 million compared to $34.6 million for the three months ended September 30, 2008. The $1.2 million decrease in gross profit was a result of the decrease in volume of net sales, excluding precious metals, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $11.8 million for the three months ended September 30, 2009 compared to $15.6 million for the three months ended September 30, 2008. The $3.8 million decrease in SG&A expenses was primarily attributable to lower commission costs of approximately $0.8 million related to sales compensation resulting from changes in the manner in which we compensate our sales personnel, lower professional fees of approximately $0.5 million, lower travel and related expenses of approximately $0.4 million, lower stock compensation charges of $1.0 million, lower salary and related costs of $0.4 million and lower discretionary spending overall.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended September 30, 2009 and 2008 were $0.7 and $0.8 million and reflect the Company’s control over discretionary spending overall.

Restructuring Charges

Restructuring charges totaled $2.4 million during the three months ended September 30, 2009 compared to $0.8 million during the three months ended September 30, 2008. The higher costs incurred in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflects an increase in the number of restructuring actions taken during 2009. See footnote 3 to our September 30, 2009 unaudited condensed consolidated financial statements for additional data and information regarding our restructuring actions.

During the three months ended September 30, 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. The Company recorded $1.0 million of costs related to these one-time termination benefits during the three months ended September 30, 2009.

During the three months ended June 30, 2009, the Company eliminated 67 positions in its manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance benefits and in certain instances, retention bonuses, if they remain with the Company through their proposed termination date. The Company recorded $0.6 million of costs related to these one-time termination benefits during the three months ended September 30, 2009.

In May 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility will be closed on or about December 15, 2009. In connection with the planned closure, the Company will provide both retention bonuses and individually determined severance benefits to employees affected by the facility closing. The total one-time termination benefits approximate $1.2 million and are being recorded over the employees’ remaining service period as employees are required to stay through their termination date to receive benefits. During the three months ended September 30, 2009, the Company recorded $0.8 million of costs related to one-time termination benefits and other costs of closing the facility and the consolidation of its operations with other Company facilities.

In June 2008, the Company announced a plan to close its manufacturing facility in Memphis, Tennessee. The facility was closed in October 2008. In connection with the closure, the Company provided both retention bonuses and individually determined severance benefits to employees affected by the facility closing. The total one-time termination benefits were approximately $0.9 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive benefits. During the three months ended September 30, 2008, the Company recorded $0.8 million of costs related to one-time termination benefits.

Loss on Disposal of Property and Equipment

During the three months ended September 30, 2009, the Company recorded $0.4 million of losses related to the disposal of property and equipment compared to $0.3 million during the three months ended September 30, 2008. The increase during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to impairment charges of $0.3 million that were recorded in the three months ended September 30, 2009 related to the Company’s planned closure of its facility in Huntsville, Alabama.

Interest Expense, net

Interest expense, net, decreased $2.1 million to $13.9 million for the three months ended September 30, 2009, compared to $16.0 million for the three months ended September 30, 2008. The decrease was primarily the result of lower borrowings outstanding and lower interest rates on our term loan during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Other (Expense) Income

Included in other (expense) income includes gains and losses on our derivative instruments and foreign currency translation gains and losses. We maintain an interest rate swap agreement to reduce our exposure to variable interest rates on our outstanding term loan borrowings. During the three months ended September 30, 2009, we realized a $0.5 million loss on our interest rate swap agreement compared to a $0.2 million loss during the three months ended September 30, 2008. In addition, we recorded a currency exchange loss of approximately $0.5 million during the three months ended September 30, 2009 compared to a currency exchange gain of $1.2 million during the three months ended September 30, 2008. This difference of $1.7 million is due to more significant changes in foreign currency exchange rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Income Tax Expense

Income tax expense for the three months ended September 30, 2009 was $15,000 and consisted of a $0.7 million deferred tax provision for differences in the book and tax treatment of goodwill offset by $0.6 million of foreign research and development tax credits received during the three months ending September 30, 2009. Income tax benefit for the three months ended September 30, 2008 was $0.7 million and included $0.3 million of deferred income tax benefit for differences in the book and tax treatment of goodwill, a $0.2 million in foreign tax benefit and $0.2 million of state tax benefit.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales

Net sales for the nine months ended September 30, 2009 were $368.0 million, a decrease of $31.4 million, or 7.9%, compared to net sales of $399.4 million for the nine months ended September 30, 2008. The decrease in net sales is attributable to net price decreases totaling approximately $13.2 million, caused by passing through to our customers, decreases in precious metal prices which do not impact gross profit and lower demand for the Company’s products, reflective of overall market conditions.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $103.2 million compared to $105.4 million for the nine months ended September 30, 2008. The $2.2 million decrease resulted from the decrease in demand for the Company’s products, excluding precious metals, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $38.1 million for the nine months ended September 30, 2009 compared to $45.5 million for the nine months ended September 30, 2008. The $7.4 million decrease in SG&A expenses was primarily attributable to lower commission costs of approximately $2.5 million related to sales compensation resulting from changes in the manner in which we compensate our sales personnel, lower professional fees of approximately $2.3 million, lower stock compensation costs of $0.9 million, lower travel and related expenses of approximately $0.7 million, lower salaried and related costs of $0.3 million, and lower discretionary spending of $0.7 million.

Research and Development Expenses

Research and development, or R&D, expenses for the nine months ended September 30, 2009 were $2.1 million compared to $2.2 million for the nine months ended September 30, 2008 and reflect the Company’s control over discretionary spending overall.

Restructuring Charges

Restructuring charges totaled $4.8 million during the nine months ended September 30, 2009 compared to $3.2 million during the nine months ended September 30, 2008. The higher costs incurred in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflect an increase in the number of restructuring actions taken during the nine months ended September 30, 2009. See footnote 3 to our September 30, 2009 unaudited condensed consolidated financial statements for additional data and information regarding our restructuring actions.

Loss on Disposal of Property and Equipment

During the nine months ended September 30, 2009 and 2008, the Company recorded $0.8 million and $0.4 million of losses, respectively, related to the disposal of property and equipment. The increase during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to impairment charges of $0.5 million that were recorded in the nine months ended September 30, 2009 related to the Company’s planned closure of its facility in Huntsville, Alabama.

Interest Expense, net

Interest expense, net, decreased $6.2 million to $43.2 million for the nine months ended September 30, 2009, compared to $49.4 million for the nine months ended September 30, 2008. The decrease was primarily the result of lower borrowings outstanding and lower interest rates on our term loan.

Other (Expense) Income

Included in other (expense) income are gains and losses on our derivative instruments and foreign currency translation gains and losses. We have entered into an interest rate swap agreement and maintained an interest rate collar agreement to reduce our exposure to variable interest rates on our outstanding term loan borrowings. During the nine months ended September 30, 2009, we realized a $1.1 million loss on our derivative instruments compared to a $0.6 million loss during the nine months ended September 30, 2008. In addition, we recorded a currency exchange loss of approximately $1.1 million during the nine months ended September 30, 2009 compared to a currency exchange gain of $0.5 million during the nine months ended September 30, 2008.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2009 was $2.1 million and included $2.2 million of deferred income tax expense primarily related to differences in the book and tax treatment of goodwill and a $0.1 million foreign income tax benefit, which consists of $0.5 million of foreign income tax expense, offset by $0.6 million of foreign research and development tax credits received during the nine months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2008 was $3.4 million and included $1.5 million of deferred income taxes for differences in the book and tax treatment of goodwill, $1.3 million of foreign income taxes and $0.4 million of state income taxes. The decrease in our income tax expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due to the effects of our legal entity re-organization in July 2008 which reduced our state income tax exposures, as well as lower foreign income tax expense resulting from lower taxable income in those jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flows from operations and borrowings under our senior secured credit facility, entered into in connection with the acquisition of the Company by KKR and Bain Capital in 2005, which includes a $75.0 million revolving credit facility and a seven-year $400.0 million term facility (as amended, the “Amended Credit Agreement”). At September 30, 2009, we had $8.8 million of letters of credit outstanding under the revolving portion of our credit facility. In 2008, a member of the Company’s lending syndicate entered bankruptcy proceedings under the United States bankruptcy protection provisions. That member’s revolving loan commitment is $8.0 million. As of September 30, 2009, the Company has not received notice regarding this member’s commitment, however, we believe that the amount of this member’s commitment is not available for future borrowing under the revolver. At September 30, 2009, we had $58.2 million available to borrow under the revolving portion of our senior secured credit facility.

Cash provided by operations was $53.3 million during the nine months ended September 30, 2009, compared to $38.5 million during the nine months ended September 30, 2008. The increase of $14.8 in cash provided by operating activities is primarily attributable to improved cash flow generated from working capital amounting to $3.9 million and $10.9 million of cash generated from improvements in our profitability.

Cash used in investing activities was $11.6 million during the nine months ended September 30, 2009 compared to $12.5 million during the nine months ended September 30, 2008. The decrease in cash used in investing activities period over period is primarily due to lower capital expenditures related to the Company’s ERP system implementation.

During the nine months ended September 30, 2009, cash used in financing activities was $21.6 million compared to cash used in financing activities of $16.0 million during the nine months ended September 30, 2008. The change in cash used in financing activities was primarily due to increased net payments on our long-term debt and revolver totaling $8.2 million, offset by $0.7 million of incremental cash generated from investments in parent company common stock and lower repurchases of parent company common stock amounting to $1.9 million. Cash used in financing activities reflects a required excess cash flow payment made during the nine months ended September 30, 2009, totaling $5.4 million. Our credit agreement allows us to apply this excess cash flow payment toward future required quarterly amortization payments for the next two years following the date of the excess cash flow payment. Accordingly, no required amortization payments are due on our term loan until September 2010.

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

The Leverage Ratio may not exceed 8.0 to 1.0 for any four fiscal quarter period ending on or up to September 30, 2009, with such maximum permitted Leverage Ratio decreasing to 7.0 to 1.0, 6.0 to 1.0, and 5.0 to 1.0 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, and September 30, 2012, respectively, and to 4.5 to 1.0 for each fiscal quarter thereafter. The Interest Coverage Ratio may not be less than 1.35 to 1.00 for any four fiscal quarter period ending on or up to September 30, 2009, and increases to 1.55 to 1.00, 1.75 to 1.00 and 2.00 to 1.00 for each quarter in the consecutive four quarter periods ending on September 30, 2010, September 30, 2011, September 30, 2012, respectively, and to 2.10x for each quarter thereafter. At September 30, 2009, the Company was in compliance with these covenants and we expect to remain in compliance based on current and expected future operating results.

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

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(820)	$(849)	$(1,442)	$(9,819)
Interest expense, net	13,881	16,026	43,165	49,363
Income tax expense (benefit)	15	(661)	2,060	3,360
Depreciation and amortization	9,245	9,122	27,601	26,630

EBITDA	$22,321	$23,638	$71,384	$69,534

Adjustments:
Restructuring charges	2,362	794	4,843	3,165
Stock-based compensation – employees	225	1,435	829	2,349
Stock-based compensation – non-employees	23	90	70	924
Employee severance and relocation	912	131	1,579	729
Chief executive recruiting costs	—	—	—	(26)
Currency translation (gain) / loss	530	(1,220)	1,097	(534)
Loss on derivative instruments	498	171	1,091	528
Loss on disposals of property and equipment	449	297	804	400
Other plant closure costs	765	463	1,664	533
Management fees to stockholder	289	276	868	931

Adjusted EBITDA	$28,374	$26,075	$84,229	$78,533

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. At September 30, 2009, we had $8.8 million of letters of credit outstanding under the revolving portion of our credit facility.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility (1)	$416,253	$11,727	$29,950	$374,576	$—

Senior subordinated notes (1)	440,484	32,470	65,029	342,985	—

Capital leases (1)	11	7	4	—	—

Operating leases	24,157	6,262	7,995	4,413	5,487

Purchase obligations (2)	27,277	27,277	—	—	—

Other long-term obligations (3)	36,814	—	420	8,215	28,179

Total	$944,996	$77,743	$103,398	$730,189	$33,666

(1)	Includes principal and interest payments.
(2)	Purchase obligations consist of commitments for material, supplies and machinery and equipment incidental to the ordinary conduct of business.
(3)	Other long-term obligations include share-based payment obligations of $1.8 million, environmental remediation obligations of $3.4 million, accrued compensation and pension benefits of $3.0 million, deferred income taxes of $22.2 million, accrued swap liability of $6.0 million and other obligations of $0.4 million.

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

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. Our provision for sales returns was $2.2 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively. Our provision for sales returns was $8.5 million and $7.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts when collectibility becomes uncertain. Our provision for bad debts was ($0.1) and $0.2 million, respectively, for the three months ended September 30, 2009 and 2008. There provision for bad debts recorded for the nine months ended September 30, 2009 was not significant. Our provision for bad debts was $0.3 million for the nine months ended September 30, 2008.

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

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite life intangible assets are subject to an annual impairment test, or more often if impairment indicators arise. In assessing the fair value of goodwill and other indefinite life intangible assets, we make projections regarding future cash flow and other estimates based on comparable company market information. If either of these change, we may be required to record an impairment charge. In 2008, the fair value of the reporting unit significantly exceeded its carrying value.

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

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self-insured workers’ compensation and employee health benefits at September 30, 2009 and December 31, 2008 were $4.9 million and $4.2 million, respectively.

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

The Company provides liabilities for uncertain tax positions which requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” threshold of being sustained if examined by tax authorities.

New Accounting Pronouncements

Recent Accounting Pronouncements

The Company evaluates subsequent events through the date the financial statements are issued or are available to be issued. Refer to footnote 15.

Beginning with the three months ended June 30, 2009, we disclose the fair value of all financial instruments as well as the method(s) and significant assumptions used to estimate that fair value. Refer to footnote 9.

Beginning with the three months ended September 30, 2009, the Accounting Standards Codification, which became the source of authoritative generally accepted accounting principles in the United States, is followed by the Company.

The Company discloses the fair values of derivative instruments and associated gains and losses that are subject to credit-risk. Refer to footnote 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (“LIBOR”) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with outstanding term loans under our senior secured credit facility for which we have an outstanding balance at September 30, 2009 of $381.6 million with an interest rate of 2.87%. We have entered into interest rate agreements to limit our exposure to variable interest rates. At September 30, 2009, the notional amount of our swap contract was $150.0 million, and will decrease to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We will receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments (4.85%) during the term of the contract. During the period when our interest rate swap is in place, a 1% change in interest rates would result in a change in interest expense of approximately $2.3 million per year. Upon the expiration of the swap agreement, a 1% change in interest rates would result in change in interest of approximately $3.8 million per year.

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

(a) Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt six industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. As part of efforts to lower TCE emissions, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA. However, this process will not reduce our TCE emissions to the levels required should a new standard become law. If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the nine months ended September 30, 2009.

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

Accellent Inc.

November 13, 2009	By:	/S/ ROBERT E. KIRBY
Robert E. Kirby
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

November 13, 2009	By:	/S/ JEREMY A. FRIEDMAN
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.