Form 10-K
period 2009-12-31
ACCELLENT INC
filed 2010-03-31
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009: not applicable

As of March 29, 2010, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

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

PART I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the Company” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the Acquisition (as described below). Financial information reported in this Form 10-K includes the financial results of each acquired company since each respective acquisition date.

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We focus on what we believe are the largest and fastest growing segments of the medical device market including cardiology, endoscopy and orthopaedics. Our customers include leading global medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker and Zimmer. We provide our customers with reliable, high-quality, cost-efficient integrated outsourcing solutions that span the complete supply chain spectrum.

Our design, development and engineering, precision component manufacturing, device assembly and supply chain capabilities provide multiple strategic benefits to our customers. We help speed our customers’ products to market, lower their manufacturing costs, provide capabilities that they do not possess internally and enable our customers to concentrate their resources where they maximize value, including clinical education, research and sales and marketing.

We have long-term relationships with many of our largest customers and work closely with them as they design, test prototype, validate and produce their products. In many cases, we have worked with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers and often are a critical supplier of the manufacturing services that we provide to our customers. Many of the end products we produce for our customers are regulated by the FDA, which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers through the multiple validations of our manufacturing process required to ensure high quality and reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high transfer costs for moving product lines once a product is in production. Typically, once our customers have started production of a certain product with us, they do not move this product to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been previously validated.

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

Our opportunities for future growth are expected to come from a combination of factors, including market growth, increasing our market share of the overall outsourcing market and increased outsourcing of existing and new products by our customers. Our revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices for over ten years, such as biopsy instruments, joint implants, pacemakers and surgical instruments. As our customers’ end market products experience new product innovation, we continue to supply the base products and services across end market product cycles.

Industry Background

We focus on the largest and fastest growing end markets within the medical device industry: cardiology, orthopaedics, and endoscopy. These end markets are attractive to us because of their large size, significant volume growth, strong product pipelines, competitive environment and a demonstrated need for our high-quality manufacturing and engineering services. We believe medical device companies that participate in one or more of these markets will generate demand growth and outsourcing opportunities related to the end markets in which they operate.

We believe that demand growth in the target end markets is driven primarily by the following:

Aging Population

The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 5% over the next five years, while the number of individuals in the United States over the age of 65 is projected to grow approximately 16% in that same time. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

Active Lifestyles

As people live longer, more active lives, the adoption of medical devices such as orthopedic implants and arthroscopy devices has grown. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

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

Our Strengths

Our competitive strengths make us a preferred strategic partner for many of the leading medical device companies and position us for profitable growth. Our preferred provider status is evidenced through our long-term customer relationships, sourcing agreements and/or by official designations.

Market Leader

We believe that we are a leading provider of outsourced precision manufacturing services in our target markets. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

Strong Long-term Strategic Partnerships with Targeted Customers

We believe we are considered a preferred strategic provider of manufacturing services by many of our customers. Our highly focused sales teams are dedicated to serving the leading medical device manufacturers. With our large customers, we generate diversified revenue streams across separate divisions and multiple products. As a result, we are well-positioned to compete for a majority of our customers’ outsourcing needs and benefit as our customers seek to reduce their supplier base.

Breadth of Manufacturing and Engineering Capabilities

We provide a comprehensive range of manufacturing and engineering services, including: design, testing, prototyping, production and device assembly, as well as comprehensive global supply chain management capabilities. We have made significant investments in precision manufacturing equipment, proprietary manufacturing processes, information technology and quality systems. In addition, our internal research and development team has developed innovative automation techniques that create economies of scale that can reduce production costs and enable us to manufacture many products at lower costs than our customers and competitors.

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

Recurring Free Cash Flow

We believe that as large medical device companies look to partner with suppliers of significant scale and stability, we are favorably positioned by having steadily improved margins and generated considerable liquidity. It is our belief that these factors combined with modest capital expenditures and working capital requirements will continue to generate recurring free cash flow.

History of Driving Cost Savings

Since 2007, we have re-aligned and streamlined our sales, finance, quality, engineering and customer services into a centrally managed organization to better serve our customers. Since that time, we have continued to focus on optimizing and consolidating our operations and re-positioning our service capabilities to more strategically meet our customers’ needs. In the process, we have improved capital and facility utilization and enhanced our cost structure to reduce overall manufacturing costs. For example, we recently implemented “Lean manufacturing” and have deployed a common enterprise resource management platform across our manufacturing facilities.

Experienced and Committed Management Team

We have a highly experienced management team with past experience in the healthcare and contract manufacturing industries.

Our Strategy

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

Increase Manufacturing Efficiencies

We are implementing our “Lean manufacturing” program focused on improving overall process control and cycle time reduction while substantially increasing our labor, equipment and facility efficiencies. The program is aimed at reducing our overall manufacturing costs and improving our capital and facility utilization necessary to support our continued growth. The program consists of standardized training for all Accellent employees in both lean and six sigma fundamentals including standard tools to support the identification and elimination of waste and variation. We are also deploying customized training for specialized job functions to increase our population of Lean Sigma certified employees.

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

Provide an Integrated Solution

We are constantly adding strategic capabilities in order to provide a continuum of service for our customers throughout their product life cycles, thereby allowing them to reduce the number of vendors they deal with and focus their resources on speed to market. These capabilities range from concept validation and design and development, through manufacturing, warehousing and distribution. We are also evaluating other low cost capabilities and partnerships with customers. For example, our established presence in low-cost geographies such as Juarez, Mexico will continue to help us provide our customers with the most cost-effective solutions to meet their needs.

Selectively Pursue Complementary Acquisitions

Our first priority is to strengthen our core competencies and grow the business organically. However, given the fragmented nature of the medical device outsourcing industry and the opportunity this presents, we will selectively pursue complementary acquisitions which would allow us to expand our scope and scale to further enhance our offering to our customers.

Capabilities

As outsourcing by medical device companies continues to grow, we believe that our customers’ reliance upon the breadth of our capabilities increases. Our capabilities include Design and Engineering, Precision Component Manufacturing, Device Assembly and Supply Chain Management.

Design and Engineering We offer design and engineering services that include product design engineering, design for manufacturability, analytical engineering, rapid prototyping and pilot production. We focus on providing design solutions to meet our customers’ functional and cost needs by incorporating reliable manufacturing and assembly methods. Through our engineering design capabilities, we engage our customers early in the product development cycle to reduce their manufacturing costs and accelerate their time to market.

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

Capability	Description & Customer Application

Tube Drawing	Process to manufacture miniature finished tubes or tubular parts used in stents, cardio catheters, endoscopic instruments and orthopedic implants
Wire Drawing	Process to manufacture specialized clad wires utilized in a variety of cardiology and neurological applications
Wire Grinding & Coiling	Secondary processing of custom wires to create varying thicknesses or shapes (springs) used in guidewires and catheters for angioplasty and as components in neurological applications
Micro-Laser Cutting	Process uses a laser to remove material in tubular components resulting in tight tolerances and the ability to create the “net like” shapes used in both cardiology and peripheral stents
CNC Swiss Machining	Machining process using a predetermined computer controlled path to remove metal or plastic material thereby producing a three dimensional shape. Used in orthopedic implants such as highly specialized bone screws and miniature components used in cardiac rhythm management
High Speed CNC multi-axis Profile Machining	Machining process using a predetermined computer controlled path to remove metal or plastic material thereby producing a three dimensional shape. Used to produce orthopedic implants where precise mating surfaces are required
Electrical Discharge Machining (EDM)	Machining process using thermal energy from an electrical discharge to create very accurate, thin delicate shapes and to manufacture complete components used in arthroscopy, laparoscopy and other surgical procedures
Plastic Injection Molding	Melted plastic flows into a mold which has been machined in the mirror image of the desired shape; process is used throughout the medical industry to create components of assemblies and commonly combined with metal components
Metal Injection Molding	Metal powders bound by a polymer are injected into a mold to produce a metal part of the desired shape; used in higher volume metal applications to reduce manufacturing costs in orthopaedics, endoscopy, arthroscopy and other procedures
Plastic Extrusion	Process that forces liquid polymer material between a shaped die and mandrel to produce a continuous length of plastic tubing; used in cardiology catheter applications
Alloy Development	Product differentiation in the medical device industry is commonly driven by the use of alternative materials; we work with our customers to develop application-specific materials that offer marketable features and demonstrable benefits
Forging	Process using heat and impact to “hammer” metal shapes and forms. Secondary processing needed to bring to finished form. Most often to fabricate surgical instruments within the medical industry

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

Business Segments

We have aligned the Company to reflect the consolidation of our sales, finance, quality, engineering and customer services into a centrally managed organization designed to better serve our customers, many of whom service multiple medical device markets. We have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopedic. During prior periods, we had determined that the three reporting units met the segment aggregation criteria, and therefore were treated as one reportable segment. Our chief operating decision maker is our chief executive officer.

Customers

Our customers include leading worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopedic markets. We maintain strong relationships with our customers by delivering highly customized and engineered finished goods, assemblies, and components for their markets. For the year ended December 31, 2009, approximately 95% of our net sales were derived from medical device companies.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. We provide numerous products and services to our customers across their varied business units. For the year ended December 31, 2009, our 10 largest medical device customers accounted for approximately 60% of our net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the years ended December 31, 2009, 2008 and 2007. In addition, Boston Scientific accounted for more than 10% of our net sales for the year ended December 31, 2008.

We also have established customer relationships with companies outside of the medical device market which accounted for less than 5% of our net sales for 2009. Our industrial customers serve the electronics, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in such products as high density discharge lamps, fiber optics, motion sensors and power generation.

We believe that our customers are attractive to us because of their large size, significant potential for volume growth, and strong product pipelines. Our customers continuously seek ways to maximize shareholder return, reduce costs, and speed innovation and time to market by outsourcing manufacturing and engineering services. Additionally, they have been increasingly willing to outsource their needs with us based on our proven quality, preferred supplier status, and strong relational partnerships.

Our firm order backlog at December 31, 2009 totaled approximately $215.0 million. Substantially all of these orders are expected to be shipped within one year.

International Operations

For the year ended December 31, 2009, approximately 17% of our sales were to customers outside of the United States. International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles. Refer to Note 14 to our consolidated financial statements for information regarding sales and long-lived assets by country.

Information Technology

We are in the process of installing, and expanding the use of the Oracle 11i enterprise resource planning, or ERP, system across our primary manufacturing facilities. This project entails upgrading and deploying a common implementation of ERP functionality at these facilities. We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing the latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, CAD, and computer aided manufacturing, CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We deploy our systems to provide direct business benefits to us, our customers and our suppliers.

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

Supply Arrangements

We have established relationships with many of our materials providers. However, most of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases we have pass-through pricing arrangements with our customers that purchase precious metal components or we have established firm-pricing agreements with our suppliers designed to minimize our exposure to market fluctuations.

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

Competition

The medical device outsourced manufacturing industry has traditionally been highly fragmented with several thousand companies, many of which we believe have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against companies that provide broad manufacturing capabilities and related services. We compete with different companies depending on the type of product or service offered or the geographic area served. We are not aware of a single competitor that operates in all of our target markets or offers the same range of products and services that we offer.

Our existing or potential competitors include suppliers with different subsets of our manufacturing capabilities, suppliers that concentrate in niche markets, and suppliers that have, are developing, or may in the future develop, broad manufacturing capabilities and related services. We compete for new business at all phases of the product lifecycle, which includes development of new products, the redesign of existing products and transfer of mature product lines to outsourced manufacturers. Competition is generally based on reputation, quality, delivery, responsiveness, breadth of capabilities, including design and engineering support, price, customer relationships and increasingly the ability to provide complete supply chain management rather than individual components.

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

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. In 2001 the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation (“UTI”), our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI’s Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented, and is operating successfully, a contamination treatment system approved by the EPA. Other of our subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

At December 31, 2009, we have a long-term liability of $3.3 million related primarily to the Collegeville remediation. We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

We are a medical device and component manufacturing and engineering services provider. Some of the products that we manufacture are finished medical devices or components that go into finished medical devices. The manufacturing processes used in the production of these products must comply with FDA regulations, including its Quality System Regulation, or QSR. The QSR requires manufacturers of medical devices to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The QSR governs manufacturing activities broadly defined to include activities such as product design, manufacture, testing, packaging, labeling, distribution and installation. Our FDA registered facilities are subject to FDA inspection at any time for compliance with the QSR and other FDA regulatory requirements. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. In some cases, failure to comply with the QSR could prevent or delay our customers from gaining approval to market their products. Our products must also comply with state and foreign regulatory requirements.

In addition, the FDA and state and foreign governmental agencies regulate many of our customers’ products as medical devices. FDA approval/clearance is required for those products prior to commercialization in the U.S., and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the U.S., we will be subject to the medical device manufacturing regulations of those countries. Our Mexico facility must comply with U.S. FDA regulations, which we believe are more stringent than the local regulatory requirements that our Mexico facility must also comply with. Some other countries may rely upon compliance with U.S. regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

In order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

Employees

As of December 31, 2009, we had 3,004 employees. We also employ a number of temporary employees to assist with various projects. Other than certain employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

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

We have a substantial amount of indebtedness which may adversely affect our ability to operate our business and our cash flow and make payments on our indebtedness.

In January 2010, we entered into a series of financing transactions (the “Refinancing”), which consisted of the issuance by us of $400.0 million aggregate principal amount of senior secured notes, entry into a new $75.0 million senior secured asset-based revolving credit facility (the “ABL Revolver”), and the repayment and termination of our existing senior secured credit facilities. As of December 31, 2009, after giving effect to the Refinancing and assuming that it had been consummated on that date, our total indebtedness would have been approximately $703.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.

Our substantial indebtedness could have important consequences, including the following:

•	Increased difficulty for us in satisfying our obligations with respect to our senior subordinated notes and our senior secured notes;

•	Increased vulnerability to economic downturns and adverse developments in our business;

•

A requirement that a substantial portion of cash flow from operations be allocated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations and capital expenditures and to invest in future business opportunities;

•	Exposure to the risk of increased interest rates as borrowings under our ABL Revolver, carry variable rates of interest;

•	Restrictions on our ability to take advantage of strategic opportunities or our ability to make non-strategic divestitures;

•

Limitations on our ability to obtain additional financing for working capital, capital expenditures, manufacturing capabilities, debt service requirements, restructuring, acquisitions or general corporate or other purposes, which could be exacerbated by further volatility in the credit markets;

•	Disadvantages compared to our competitors who have proportionately less debt;

•	Limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•

Failure to satisfy our obligations under our indebtedness or failure to comply with the restrictive covenants contained in the indentures for the senior subordinated notes and the senior secured notes, our ABL Revolver or our other indebtedness could result in an event of default, which could result in all of our indebtedness becoming immediately due and payable and could permit the holders of the senior secured notes and our other secured lenders to foreclose on our assets securing such indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our ABL Revolver and the indentures governing our senior subordinated notes and the senior secured notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

The terms of our debt covenants could limit our flexibility in operating our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures that govern our senior subordinated notes and senior secured notes and the credit agreement that governs our ABL Revolver, contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

•	Incur additional indebtedness or issue preferred stock;

•	Repay subordinated indebtedness prior to its stated maturity;

•	Pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	Make certain investments;

•	Sell certain assets;

•	Create liens;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	Enter into certain transactions with our affiliates.

In addition, under the ABL Revolver, if our borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, we will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

Moreover, the ABL Revolver provides the ABL collateral agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the ABL collateral agent under the ABL Revolver will not impose such actions during the term of the ABL Revolver.

A breach of the covenants or restrictions under the indentures that govern our senior subordinated notes or senior secured notes or the credit agreement that governs the ABL Revolver could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Revolver would permit the lenders under our ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Revolver, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

The amount of borrowings permitted under the ABL Revolver may fluctuate significantly, and the maturity of the ABL Revolver may be accelerated under certain circumstances, which may adversely affect our liquidity, financial position and results of operations.

The amount of borrowings permitted at any time under the ABL Revolver is limited to a periodic borrowing base valuation of our inventory and accounts receivable. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under or the early termination of the ABL Revolver may adversely affect our liquidity, financial position and results of operations.

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

During 2009, cash flows from operating, investing, and financing activities provided a net increase in cash and cash equivalents of approximately $19.3 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our ABL Revolver and the indentures governing our senior subordinated notes and our senior secured notes restrict our ability to sell assets and use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company, and all of our tangible assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our senior subordinated notes or the secured senior notes, our subsidiaries do not have any obligation to pay amounts due on such notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of our ABL Revolver and the indentures governing our senior subordinated notes and senior secured notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

We are subject to the effects of general global economic and market conditions, including the current recession. In addition, the past crisis in the banking sector and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. If these conditions persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. Possible consequences from the recession and financial crisis on our business include reduced customer demand, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition. In addition, as a result of the current economic crisis we may find it more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future.

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for the products and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third party payors, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations may be materially adversely affected.

Because a significant portion of our net sales comes from a few large customers, any decrease in sales to these customers could harm our operating results.

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the year ended December 31, 2009 our ten largest customers accounted for approximately 60% of our net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the year ended December 31, 2009. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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

We have international manufacturing operations in Europe and Mexico. We also receive a portion of our net sales from international customers. During 2009, approximately 17% of our net sales were to foreign customers, of which 11% was generated by exports from our facilities in the United States and the remaining 6% was generated from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

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

We conduct significant operations at our facility in Juarez, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

Recently, fighting amongst rival drug cartels has led to unprecedented levels of violent crime in Juarez, Mexico and elsewhere along the U.S.-Mexico border despite increased law-enforcement efforts by the Mexican and U.S. governments. This situation presents several risks to our operations, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Juarez region in order to avoid the risk of violent crime to themselves or their families, and that our customers may become increasingly reluctant to visit our Juarez facility, which could delay product certifications, new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially adversely affected.

We are subject to a variety of environmental, health and safety laws that could be costly for us to comply with, and we could incur liability if we fail to comply with such laws or if we are responsible for releases of contaminants to the environment.

Federal, state and local laws impose various environmental, health and safety requirements on our operations, including with respect to the management, handling, generation, emission, release, discharge, manufacturing, transportation, storage, use and disposal of hazardous substances and other materials used or generated in the manufacturing of our products. If we fail to comply with any present or future environmental, health and safety laws, we could be subject to fines, corrective action, other liabilities or the suspension of production. We could also be subject to claims under such laws, including common law, alleging the release of hazardous substances into the environment. We have in the past paid civil penalties for violations of such laws and certain of our permitted air emissions have been in the past (and, although we believe our efforts to lower certain emissions have alleviated this concern, may be in the future) the subject of regulatory scrutiny and community complaints. To date, such matters have not had a material adverse impact on our business or financial condition. However, we cannot assure you that such matters will not have a material impact on us in the future.

In addition, conditions relating to our operations may require expenditures for clean-up of releases of hazardous substances into the environment. For example, we were required and continue to perform remediation as a result of leaks from underground storage tanks at our Collegeville, Pennsylvania facility. In addition, we may have future liability with respect to contamination at our current or former properties or with respect to third party disposal sites. Although we do not anticipate that currently pending matters will have a material adverse effect on our results of operations and financial condition, we cannot assure you that these matters or others that arise in the future will not have such an effect. Changes in environmental, health and safety laws may result in costly compliance requirements or otherwise subject us to future liabilities. For example, in anticipation of proposed changes to air emission regulations (and in response to past regulatory and community scrutiny), we incorporated new air emission control technologies at one of our manufacturing sites which use a regulated substance. We cannot assure you, however, that such control technologies will be sufficient to meet the requirements of any future regulations at current production levels.

In that regard, the United State Environmental Protection Agency (“EPA”) has agreed to consider making our industry subject to air emissions standards from which we are exempt. In the event that we become subject to such regulations, we may face additional compliance costs or curtail production at this site, which could have material adverse effect on our results of operations and financial condition. In addition, to the extent changes in environmental, health and safety laws affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our sales could decline.

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

The manufacture and sale of products that incorporate components manufactured or assembled by us exposes us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of, or design flaws in, our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems related to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. We may also lose revenue from the sale of components if the commercialization of a product that incorporates our components or subassemblies is limited or ceases as a result of such claims or recalls. Certain finished medical devices into which our components were incorporated have been subject to product recalls. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair our earnings and our financial condition. Also, if, as a result of claims or recalls our reputation is harmed, we could lose customers, which would also negatively affect our business.

We cannot assure you that we will be able to maintain our existing insurance coverage or to do so at reasonable cost and on reasonable terms. In addition, if our insurance coverage is not sufficient to cover any costs we may incur or damages we may be required to pay if we are subject to product liability claims or product recalls, we will have to use other resources to satisfy our obligations.

We and our customers are subject to various regulations, as well as political, economic and regulatory changes in the healthcare industry or otherwise, that could force us to modify how we develop and price our components, manufacturing capabilities and services and could harm our business.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. Specifically, the FDA and state and foreign governmental agencies regulate many of our customers’ products and approval/clearance is required for those products prior to commercialization in the U.S. and certain foreign jurisdictions. Some of our facilities are subject to inspection by the FDA and other regulatory agencies for compliance with regulations or regulatory requirements. Our failure to comply with these regulations or regulatory requirements may result in civil and criminal enforcement actions or fines and, in some cases, the prevention or delay of our customers’ ability to gain or maintain approval to market their products. Any failure by us to comply with applicable regulations could also result in the cessation of portions or all of our operations and restrictions on our ability to continue or expand our operations.

The recently enacted Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. While we are continuing to evaluate this legislation and its potential impact on the Company, it may adversely affect our business and results of operations, possibly materially.

Specifically, one of the new law’s components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

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

Unanticipated disruptions of our manufacturing operations could adversely affect our ability to manufacture or distribute products and subject us to claims for damages.

Our business could be adversely affected if a significant portion of our facilities, plants, equipment or operations were damaged or interrupted by casualty events, natural disasters, industrial accidents, interruption or loss of power, condemnations, cancellation or non-renewals of leases for our facilities, fire or explosions, acts of terrorism, pandemic, political upheavals, work stoppages or other labor difficulties or other events beyond our control. Such an event or combination of events could impair our ability to manufacture or distribute products and have a material adverse affect on our business, results of operations and financial condition. Furthermore, our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities and may be required to incur additional expenditures for the development of additional safety procedures in the future. There is a risk that an accident or death could occur at our facilities despite such procedures. Any accident could result in significant manufacturing delays, disruption of operations, claims for damages resulting from injuries or additional expenditures on safety procedures, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

A substantial amount of our assets represents goodwill, and our earnings will be reduced if our goodwill becomes impaired.

As of December 31, 2009, our goodwill represented approximately $629.9 million, or 58.4%, of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. During the year ended December 31, 2007 we recorded goodwill impairment charges of $217.3 million. We could be required to recognize additional reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our ABL Revolver, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market. These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the year ended December 31, 2009 these industrial operations accounted for approximately 4% of our net sales. Historically, net sales from these operations have been highly cyclical. Additionally, a significant portion of our orthopedic sales are for instruments used in implant procedures. Our sales from orthopedic instrumentation related products are directly related to the timing of product launches by our customers. Delays in product releases by our orthopedic customers can result in increased volatility in our net sales. We cannot predict when volume volatility will occur and how severely it will impact our results of operations.

We face risks associated with the implementation of our Enterprise Resource Planning System.

We are in the process of installing a third party enterprise resource planning system, or ERP System, across our facilities, which will enable the sharing of customer, supplier and engineering data across our company. The installation and integration of the ERP System may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP System. Further, we may experience unanticipated delays in the implementation of the ERP System, difficulties in the integration of the ERP System across our facilities or interruptions in service due to failures of the ERP System. Continuing and uninterrupted performance of our ERP System is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our success depends upon having a strong senior management team. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Effective November 13, 2009, Robert E. Kirby resigned from his positions as our Chief Executive Officer and President. A comprehensive search is underway to identify our next Chief Executive, and Kenneth W. Freeman, Accellent’s Executive Chairman since December 2006, will be actively involved with the management of the Company until the search and appropriate transition are complete. However, we cannot assure you that we will be able to find qualified permanent replacements for Mr. Kirby or for any of the individuals who make up our senior management team if their services were no longer available. We do not currently maintain key-man life insurance for any of our employees.

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

We may selectively pursue acquisitions in the future, but, because of the uncertainty involved, we may not be able to identify suitable acquisition candidates and may not successfully integrate acquired businesses into our business and operations.

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

Subsequent to December 31, 2009 our internal controls over financial reporting may not be effective and we may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent registered public accounting firm to attest to, their internal controls over financial reporting. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2009 based on the framework and criteria established in Internal Control—Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2009. Our independent registered public accounting firm will not be required to issue an attest report on the effectiveness of our internal controls over financial reporting until December 31, 2010. If we are not able to certify as to the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire of additional personnel. Any such action could negatively affect our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 17 facilities and own 5 facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	133,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado	40,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Orchard Park, New York	64,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	66,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	42,000	Lease
Upland, California	50,000	Lease
Watertown, Connecticut	46,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	22,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	16,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	11,000	Lease

Total	1,152,000

Item 3. Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of business including the environmental matters described above in “Government Regulation,” which are incorporated by reference herein. In the opinion of management, the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

Item 4. [Reserved]

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

Item 6. Selected Financial Data

As a result of the acquisition of us by our Sponsors in November 2005 (the “Acquisition”), our selected historical consolidated financial data are presented in two periods, the Predecessor Period, which refers to the period from January 1, 2005 up to the date of the Acquisition on November 22, 2005, and the Successor Period which refers to the period subsequent to the Acquisition and ended December 31, 2005 and the years ended December 31, 2006, 2007, 2008 and 2009. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Predecessor	Successor
	Period From January 1 to November 22, 2005	Period From November 23 to December 31, 2005	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2009
STATEMENT OF OPERATIONS DATA(1):
Net sales	$411,734	$49,412	$474,134	$471,681	$525,476	$478,793
Cost of sales	283,029	44,533	337,043	349,929	386,143	347,783

Gross profit	128,705	4,879	137,091	121,752	139,333	131,010
Selling, general and administrative expenses	71,520	7,298	58,458	52,454	58,814	47,725
Research and development expenses	2,655	352	3,607	2,565	2,924	2,064
Restructuring charges	4,154	311	5,008	729	2,499	5,727
Merger related costs	47,925	8,000	—	(67)	—	—
Amortization of goodwill and other intangible assets	5,730	1,839	17,205	15,506	14,939	14,939
Loss on disposal of property and equipment	66	9	186	345	1,074	966
Impairment of goodwill and intangibles(2)	—	—	—	251,253	—	—

Income (loss) from operations	(3,345)	(12,930)	52,627	(201,033)	59,083	59,589
Other income (expense):
Interest expense, net	(43,233)	(9,301)	(65,338)	(67,367)	(65,257)	(56,569)
Other expenses, net	(29,919)	207	(541)	(1,090)	(2,453)	(514)

Total other expense	(73,152)	(9,094)	(65,879)	(68,457)	(67,710)	(57,083)

(Loss) income before income taxes	(76,497)	(22,024)	(13,252)	(269,490)	(8,627)	2,506
Income tax expense	5,816	478	5,307	5,391	4,689	3,576

Net loss	$(82,313)	$(22,502)	$(18,559)	$(274,881)	$(13,316)	$(1,070)

OTHER FINANCIAL DATA(1):
Cash flows provided by (used in):
Operating activities	$34,729	$(81,961)	$26,833	$8,218	$41,996	$55,479
Investing activities	(74,418)	(802,852)	(30,284)	(23,806)	(15,734)	(14,150)
Financing activities	38,032	879,342	(2,642)	18,280	(17,001)	(22,171)
Capital expenditures	22,896	6,265	30,744	23,952	17,363	16,434
Depreciation and amortization	20,047	3,057	34,173	35,378	35,636	37,128
EBITDA(3)	(13,217)	(9,666)	86,259	(166,745)	92,266	96,203
Adjusted EBITDA(3)	96,144	9,321	101,661	86,606	103,974	109,818
Ratio of earnings to fixed charges(4)	—	—	—	—	—	1.04
Deficiency of earnings to fixed charges	76,497	22,024	13,252	119,740	8,627	—

BALANCE SHEET DATA (at period end)(1):
Cash and cash equivalents	$—	8,669	$2,746	$5,688	$14,525	$33,785
Total assets	—	1,408,448	1,373,594	1,122,365	1,102,731	1,078,975
Total debt, net of unamortized discount	—	701,092	700,529	721,201	706,536	684,657
Total stockholder’s equity	—	618,800	586,260	311,995	302,173	306,516

(1)	In connection with the Transaction, we incurred investment banking and equity sponsor related fees of $28.6 million, management bonuses of $16.7 million, legal and accounting fees of $1.1 million and other costs of $1.5 million during the 2005 Predecessor Period. During the 2005 Successor Period, we recorded an $8.0 million charge for in-process research and development acquired in the Transaction. In 2007 the remaining accrual of $0.1 million was credited to income.

(2)	We recorded impairment charges for the impairment of goodwill and other intangible assets of $217.3 million and $34.0 million, respectively, during the year ended December 31, 2007.

(3)	We define “EBITDA” as net loss before net interest expense, income tax expense (benefit), depreciation and amortization. Since EBITDA may not be calculated in the same manner by all companies, this measure may not be comparable to similarly titled measures by other companies. “Adjusted EBITDA” is defined as EBITDA, adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in determining compliance with certain restrictive covenants of the indentures governing the senior subordinated notes and the senior secured notes and our new ABL Revolver. The determination of EBITDA and Adjusted EBITDA as required by the indenture governing the senior secured notes and our new ABL Revolver are not materially different than what was required under our credit agreement, as amended.

We disclose EBITDA and Adjusted EBITDA to provide additional information to investors related to the indentures governing the senior subordinated notes and the senior secured notes issued in January 2010, and our ABL Revolver entered into in January 2010. we also disclose it as a supplemental measure of our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See Item 7 for a reconciliation of net income to EBITDA and a reconciliation of EBITDA to Adjusted EBITDA under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Key Indicators of Financial Condition and Operating Performance”.

(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include: interest expense, whether expensed or capitalized; amortization of debt issuance costs; and the portion of rental expense representative of the interest factor.

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

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers with reliable, high quality, cost-efficient, integrated outsourced solutions. Based on discussions with our customers, we believe we often become the sole supplier of manufacturing services for the products we provide to our customers.

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across their separate divisions and multiple products. During 2009, our 10 largest customers accounted for approximately 60% of net sales with two customers each accounting for greater than 10% of net sales.

We have aligned the Company to reflect the consolidation of our sales, finance, quality, engineering and customer services into a centrally managed organization designed to better serve our customers, many of whom service multiple medical device markets. We have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Prior to this re-alignment we had been organized into three reporting units to serve our primary target markets: cardiology, endoscopy and orthopedic. During prior periods, we had determined that the three reporting units met the segment aggregation criteria, and therefore were treated as one reportable segment. Our chief operating decision maker is our chief executive officer.

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. While we are continuing to evaluate this legislation and its potential impact on the Company, it may adversely affect our business and results of operations, possibly materially.

Specifically, one of the new law’s components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

Revenue is recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price from the buyer is fixed or determinable, and collectibility is reasonably assured. Generally, we recognize revenue based on written arrangements or purchase orders with our customers and upon transfer of title of the product or rendering of the service. Amounts billed for shipping and handling fees are classified within net sales in our consolidated statement of operations. Costs incurred for shipping and handling fees are classified as cost of sales. We provide an allowance for estimated future returns in the period revenue is recorded. The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our sales domestically. For the year ended December 31, 2009, approximately 83% of our net sales were to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers’ ability to forecast their requirements.

Cost of sales includes raw materials, labor and other manufacturing costs associated with the products we sell. Some products incorporate precious metals, such as gold, silver and platinum. Changes in prices for those commodities are generally passed through to our customers.

Selling, general and administrative expenses include salaries, sales commissions, professional fees and other selling and administrative costs.

Research and development costs consist of salaries, materials and other R&D costs.

Restructuring charges include severance expenses associated with employee rationalization and other expenses related to facility closures.

Amortization of intangible assets consists of charges to amortize the Company’s finite-lived intangible assets over their expected useful lives.

Impairment charges consist of charges to write down goodwill and other intangible assets to fair value.

Interest expense relates primarily to the debt incurred to finance the Acquisition and the amortization of deferred financing costs.

New Accounting Pronouncements

None.

Results of Operations

The following table sets forth our operating data as a percentage of net sales for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.2	73.5	72.6

Gross profit	25.8	26.5	27.4
Selling, general and administrative expenses	11.1	11.2	10.0
Research and development expenses	0.5	0.5	0.4
Restructuring charges	0.1	0.5	1.2
Impairment of goodwill and other intangible assets	53.3	—	—
Loss on disposal of property and equipment	—	0.2	0.2
Amortization of intangible assets	3.3	2.8	3.1

(Loss) income from operations	(42.5)	11.3	12.5

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales

Net sales for 2009 were $478.8 million, a decrease of $46.7 million, or 8.9%, compared to net sales of $525.5 million for 2008. The decrease in net sales is attributable to decreased demand for the Company’s products from many of our larger customers totaling approximately $31.7 million due to the weakened economy in 2009, and a net decrease totaling approximately $15.0 million driven by lower sales of precious metals, which are passed through to our customers and do not impact gross profit.

Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of our net sales in 2009. Three customers, Johnson & Johnson, Medtronic and Boston Scientific, each accounted for greater than 10% of our net sales for 2008.

Gross profit

Gross profit for 2009 was $131.0 million, or 27.4% of net sales compared to $139.3 million, or 26.5% of net sales for 2008. Gross profit was negatively impacted in 2009 by approximately $12.8 million due primarily to the lost margin resulting from the decrease in the volume of net sales. This impact was offset by manufacturing cost savings of approximately $4.5 million during the year ended December 31, 2009.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses were $47.7 million for 2009 compared to $58.8 million for 2008. The net $11.1 million decrease in SG&A expenses was primarily attributable to approximately $3.3 million of lower sales compensation costs, lower professional fees of approximately $2.7 million, lower travel and related expenses of approximately $0.9 million, lower stock compensation charges of $0.5 million, lower salary and related costs of $3.4 million, lower outside service costs of approximately $1.0 million and lower discretionary spending overall. Offset by increases of $0.5 million of bad debt reserves and $0.2 million of training costs.

Research and development expenses

Research and development expenses for 2009 were $2.1 million compared to $2.9 million for 2008. The decrease of $0.8 million in 2009 compared to 2008 is related to $0.6 million of research and development grants received from the government of Ireland related to eligible research and development spending in Ireland and lower discretionary spending.

Restructuring charges

During the year ended December 31, 2009, the Company recorded $5.7 million of restructuring charges consisting of severance costs resulting from both the elimination of 344 positions in manufacturing and administrative functions as part of the ongoing company-wide efforts to reduce costs and the closure of the Company’s manufacturing facility in Huntsville, Alabama. Total costs associated with the Huntsville plant closure approximated $1.9 million.

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Huntsville, Alabama. Pursuant to the plan, the facility closed in November 2009 and a majority of the operations were transferred to other Accellent facilities. In connection with the plan, all employees were terminated in November, 2009. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, if they remained with the Company through that date. The total one-time termination benefits approximated $1.2 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. Costs to consolidate facilities totaled approximately $0.7 million and are also reported in restructuring charges.

In connection with the closure of the Company’s Huntsville facility, in addition to termination benefits of approximately $1.2 million, the equipment that was not transferred to other of our factories was sold or written down to its fair value, less costs to sell, during the year ended December 31, 2009. The Company recorded approximately $0.4 million of losses on these assets. At December 31, 2009, approximately $0.9 million related to the closure of the Huntsville facility remained unpaid, all of which is expected to be paid by December 31, 2010.

During the year ended December 31, 2008, the Company recorded $2.5 million of restructuring charges consisting of severance costs resulting from both the elimination of 102 positions in manufacturing and administrative functions as part of a company-wide program to reduce costs in February and the closure in 2008 of the Company’s manufacturing facility in Memphis, Tennessee.

In connection with the closure of the Company’s Memphis facility, in addition to termination benefits of approximately $0.9 million, the building and equipment that was not transferred to other of our factories was sold during the year ended December 31, 2008. The Company recorded approximately $0.7 million of losses on these sales, which are included in loss on disposal of property and equipment in the accompanying consolidated financial statements. At December 31, 2008, approximately $0.4 million related to the closure of the Memphis facility was remained unpaid, all of which was paid by December 31, 2009.

Loss on disposal of property and equipment

During the year ended December 31, 2009, the Company recorded $1.0 million of losses related to the disposal of property and equipment compared to $1.1 million during the year ended December 31, 2008. The decrease during the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily due to lower asset disposals, including asset impairments, recorded related to the Company’s closure of its facility in Huntsville, Alabama compared to the amount recorded for the year ended December 31, 2008 related to the Company’s closure of its facility in Memphis, Tennessee.

Amortization

Amortization of finite-lived intangible assets was $14.9 million for both 2009 and 2008.

Interest expense, net

Interest expense, net, decreased $8.7 million to $56.6 million for 2009, compared to $65.3 million for 2008. The decrease is primarily the result of lower interest rates on the unhedged portion of our term loan and lower overall borrowings on both our revolving loan and our term loan during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Other expense, net

Other expense, net includes gains and losses on our derivative instruments and foreign currency transaction gains and losses. We maintain an interest rate swap agreement which reduced our exposure to variable interest rates on our outstanding term loan borrowings. During the year ended December 31, 2009, we recorded a $0.4 million gain on our interest rate swap agreement compared to a $4.1 million loss during the year ended December 31, 2008. The fair value of our interest rate swap agreement is largely dependent on movements in short-term interest rates, among other factors. The difference of $4.5 million from the year ended December 31, 2008 compared to the year ended December 31, 2009 reflects the underlying difference due to short term interest rate environment changes. In addition, we recorded a currency exchange loss of approximately $0.9 million during the year ended December 31, 2009 compared to a currency exchange gain of $1.6 million during the year ended December 31, 2008. This difference of $2.5 million is due to more significant changes in foreign currency exchange rates during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Income tax expense

Income tax expense for 2009 was $3.6 million and consisted of $2.6 million of deferred federal income taxes primarily related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets, $0.8 million of foreign income taxes and state income taxes of $0.2 million. Income tax expense for 2008 was $4.7 million and consisted of $2.6 million of deferred income taxes primarily related to the difference between book and tax treatment of goodwill, $2.5 million of foreign income taxes offset by a state income tax benefit of $0.4 million. At December 31, 2009, we provided a valuation allowance for substantially all of our net deferred tax assets that are temporary as we have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized.

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

Research and Development Expenses

Research and development expenses for 2008 were $2.9 million compared to $2.6 million for 2007. The increase of $0.3 million in 2008 compared to 2007 is related to primarily to increased labor and related costs of $0.3 million.

Restructuring charges

During the year ended December 31, 2008, the Company recorded $2.5 million of restructuring and other charges consisting of severance costs resulting from both the elimination of 102 positions in manufacturing and administrative functions as part of a company-wide program to reduce costs in February and the closure in 2008 of the Company’s manufacturing facility in Memphis, Tennessee.

In connection with the closure of the Company’s Memphis facility, in addition to termination benefits of approximately $0.9 million, the building and equipment that was not transferred to other of our factories was sold during the year ended December 31, 2008. The Company recorded approximately $0.7 million of losses on these sales, which are included in loss on disposal of property and equipment in the accompanying consolidated financial statements. At December 31, 2008, approximately $0.4 million related to the closure of the Memphis facility remained unpaid, all of which was paid during 2009.

We recognized $0.7 million of restructuring charges during the year ended December 31, 2007 consisting almost entirely of severance costs to eliminate 18 positions in both manufacturing and administrative areas as part of a company-wide program to reduce costs and centralize certain administrative functions.

Amortization

Amortization of intangible assets was $14.9 million for 2008 compared to $15.5 million for 2007. The reduction in amortization expense was a result of the impairment of certain intangible assets recorded during 2007, which reduced the amount of assets subject to periodic amortization subsequent to the impairment.

Interest expense, net

Interest expense, net, decreased $2.1 million to $65.3 million for 2008, compared to $67.4 million for 2007. The decrease is primarily the result of lower interest rates on the unhedged portion of the term loan of our Credit Facility and lower overall borrowings on both our revolving loan and our term loan during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Other expense, net

Other expense, net for the year ended December 31, 2008 includes a loss on our derivative instruments of $4.1 million, $1.6 million of currency exchange gains, and $0.1 million of other income.

Income tax expense

Income tax expense for 2008 was $4.7 million and consists principally of $2.6 million of deferred income taxes for the difference between book and tax treatment of goodwill and indefinite lived assets, $2.5 million of foreign income taxes offset by a state income tax benefit of $0.4 million. Income tax expense for 2007 was $5.4 million and included $0.9 million of deferred income taxes for the different book and tax treatment for goodwill and indefinite lived assets, $2.4 million of foreign income taxes and $2.1 million of state income taxes. At December 31, 2008, we provided a full valuation allowance for substantially all of our net deferred tax assets and have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized.

Liquidity and Capital Resources

Through December 31, 2009, our principal source of liquidity was our cash flow from operations and borrowings under our senior secured credit facility, entered into in connection with the Acquisition, which consisted of $75.0 million revolving credit facility (the “Revolver”) and a seven-year $400.0 million term loan facility (the “Term Loan”) both of which were repaid in full in January 2010 in connection with the Company’s issuance of $400.0 million of Senior Secured Notes (the “Secured Notes”) and entry into a Credit Agreement with a group of banks which provides for $75 million of revolving borrowings under an asset backed line of credit (the “ABL”), refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. At December 31, 2009, we had $8.8 million of letters of credit outstanding and no outstanding loans under the Revolver.

Cash provided by operations was $55.5 million during 2009, compared to $42.0 million in 2008. The increase in cash provided by operating activities is primarily attributable to $9.1 million of increased cash generated from operating profit and incremental cash generated from working capital that increased cash provided by operating activities by approximately $4.4 million.

Cash used in investing activities was $14.2 million during 2009 compared to $15.7 million during 2008. The decrease in cash used for investing activities is due to lower capital asset acquisitions of $0.8 million and $1.3 million of cash proceeds from the repayment of a note receivable, both of which were offset by lower cash generated from the sale of equipment of $0.6 million.

During 2009, cash used in financing activities was $22.2 million compared to cash used in financing activities of $17.0 million during 2008. The increase in cash used in financing activities was primarily due to higher net debt principal payments of $7.3 million, offset partially by an increase in cash generated from the sale of parent company stock of approximately $0.1 million and lower repurchases of parent company stock of $2.0 million.

Cash provided by operations was $42.0 million during 2008, compared to $8.2 million in 2007. The increase in cash provided by operating activities was primarily attributable to improvements in working capital utilization which increased cash provided by operating activities by approximately $11.7 million, $19.5 million of increased cash generated from operating profit and fewer settlements of employee roll-over stock options.

Cash used in investing activities was $15.7 million during 2008 compared to $23.8 million during 2007. The decrease in cash used for investing activities was due to lower capital asset acquisitions of $6.6 million and an increase in cash generated from the sale of equipment of $1.5 million.

During 2008, cash used in financing activities was $17.0 million compared to cash provided by financing activities of $18.3 million during 2007. The change in cash provided by (used in) financing activities was primarily to lower borrowings on our revolver during 2008.

Capital Expenditures. Our planned capital expenditures for 2010 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of December 31, 2009, we have a liability of $3.3 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to pay approximately $0.2 million of ongoing operating costs during 2010 relating to this remediation effort. Our environmental accrual at December 31, 2009 includes $3.1 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.2 million at December 31, 2009.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our ABL will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.

Indebtedness. The following is a description of our material indebtedness at December 31, 2009 after the effect of our January 2010 debt refinancing:

10.5% Senior Subordinated Notes Due 2013

On November 22, 2005, we issued $305.0 million in aggregate principal amount of 10.5% senior subordinated notes due 2013. The notes were initially purchased by Credit Suisse First Boston LLC, JPMorgan Securities Inc. and Bear, Stearns & Co. Inc. and were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S, respectively, under the Securities Act. Interest on the notes is payable semi-annually on June 1st and December 1st of each year beginning on June 1, 2006, and the notes mature on December 1, 2013. The notes are guaranteed by all of our existing domestic subsidiaries and by all of our future domestic subsidiaries that are not designated as unrestricted subsidiaries.

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

The indenture limits our and our subsidiaries’ ability to, among other things:

•	pay dividends;

•	redeem capital stock and make other restricted payments and investments;

•	incur additional debt or issue preferred stock;

•	enter into agreements that restrict our subsidiaries from paying dividends or other distributions;

•	make loans or otherwise transfer assets to us or to any other subsidiaries;

•	create liens on assets;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of subsidiaries; and

•	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

The indenture contains customary events of default including, but are not limited to:

•	failure to pay any principal, interest, fees or other amounts when due;

•	material breach of any representation or warranty;

•	default of restrictive covenants;

•	events of bankruptcy;

•	cross defaults to other material indebtedness;

•	invalidity of any guarantee; and

•	unsatisfied judgments.

Senior Secured Notes

In January 2010, the Company issued Senior Secured Notes to refinance our existing term loan outstanding under our credit facility (refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company repaid the entire term loan balance of $381.6 million plus accrued interest unpaid thereon through the closing date (January 29, 2010) with proceeds of $400 million generated from the issuance of Senior Secured Notes (the “First Lien Notes”). The full amount of the First Lien Notes of $400 million was borrowed on the closing date. As a part of the refinancing, the Company terminated its then existing revolving credit facility, which had available borrowings of up to $75 million, and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”, see below). There were no amounts outstanding under the liquidated revolving credit facility at the time of the refinancing. The Company did not draw on the ABL Revolver immediately upon closing.

The Company paid approximately $15.1 million of financing fees to unrelated third parties in connection with the refinancing. These costs were capitalized and recorded as deferred financing fees upon issuance. Deferred financing fees in the amount of $11.7 million, net of accumulated amortization of $5.9 million, related to the loans liquidated as a result of the refinancing were written off as a charge to expense in our statement of operations.

Pursuant to the closing of the sale of the First Lien Notes, the Company entered into an indenture agreement governing their issuance. The First Lien Notes were offered and sold pursuant to a Rule 144A offering. The First Lien Notes bear interest at 8 3/8% per annum and mature in 2017. Interest will be paid on a semi-annual basis on August 1 and February 1, commencing on August 1, 2010. Prior to February 1, 2013, the Company may redeem the First Lien Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus the make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the First Lien Notes at any time on or after February 1, 2013, in whole or in part, at the redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding immediately after such redemption. Upon a change of control, the Company will be required to make an offer to purchase each holder’s First Lien Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Company’s obligations under the First Lien Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries. All obligations under the First Lien Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors, including:

•

a first-priority security interest in, and mortgages on, substantially all of the Company’s material real property and equipment and all other assets that do not constitute the ABL Revolver Collateral (“ABL Collateral”)

•	a second-priority security interest in the ABL Collateral.

The First Lien Notes and related guarantees are the Company’s and guarantors’ senior secured obligations and;

•	rank senior in right of payment to any existing and future subordinated indebtedness, including the Company’s existing Senior Subordinated Notes;

•	rank equally in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the First Lien Notes;

•	rank equally to the Company’s and the guarantors’ obligations under any other pari passu lien obligations incurred after the issue date to the extent of the Notes Collateral;

•

are effectively subordinated to the Company’s indebtedness and the guarantors’ obligations under the ABL Revolver, any other debt incurred after the issue date that has a first-priority security interest in the ABL Collateral, any permitted hedging obligations and all cash management obligations incurred with any lender or any of its affiliates under the ABL Revolver, in each case to the extent of the ABL Collateral;

•

are effectively senior to the Company’s and the guarantors’ obligations under the ABL Revolver, any other debt incurred after the issue date that has a first-priority security interest in the ABL Collateral, any permitted hedging obligations and all cash management obligations incurred with any lender or any of its affiliates under the ABL Revolver, to the extent of the value of the Notes Collateral;

•

are effectively senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the Collateral (after giving effect to senior liens on the Collateral); and

•

are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its guarantor subsidiaries).

The First Lien Notes include affirmative and negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on certain assets to secure debt;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	make certain investments;

•	sell assets;

•	agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and

•	engage in transactions with affiliates.

The First Lien Notes include customary events of default, including among other things payment defaults, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments and actual or asserted failure of certain guarantees or security interests to be in full force and effect. If such an event of default occurs, the trustee or holders of the First Lien Notes, as applicable, may be entitled to take various actions, which may include the acceleration of amounts due under the First Lien Notes.

Senior Secured Asset- Based Revolving Credit Facility

Coincident with the issuance of the First Lien Notes in January 2010 in connection with refinancing, the Company entered into a new senior secured asset-based revolving credit facility (the “ABL Revolver”) pursuant to a credit agreement among the Company, a syndicate of financial institutions, and certain institutional lenders.

The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, with a maturity of five years. The borrowing base at any time is limited to certain percentages of eligible accounts receivable and inventories. All borrowings under the ABL Revolver are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings, and undrawn letters of credit under the ABL Revolver exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, the Company will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.

Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. All outstanding loans under the ABL Revolver are due and payable in full on the fifth anniversary of the closing date.

All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the First Lien Notes. All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors, including:

•

a first-priority security interest in personal property consisting of accounts receivable, inventory, certain cash, related general intangibles and instruments related to the foregoing and proceeds of the foregoing (such assets, the “ABL Collateral”); and

•

a second-priority security interest in, and mortgages on, substantially all of the Company’s material real property and equipment and all other assets that secure the First Lien Notes on a first-priority basis.

The ABL Revolver requires that if excess availability is less than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for five consecutive business days, the Company must comply with a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0 for a period ending on the first day thereafter on which excess availability has been greater than the amounts set forth above for 30 consecutive days. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens;

•	make investments and loans;

•	pay dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and asset sales;

•	prepay, redeem or purchase certain indebtedness including the First Lien Notes;

•	amend or otherwise alter terms of certain indebtedness, including the First Lien Notes;

•	engage in certain transactions with affiliates; and

•	alter the business that the Company conducts.

The ABL Revolver contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Revolver to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the ABL Revolver would be entitled to take various actions, including the acceleration of amounts due under the ABL Revolver and all actions generally permitted to be taken by a secured creditor.

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented in this Annual Report on Form 10-K are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net loss or any other performance measures derived in accordance with GAAP.

EBITDA represents net loss before net interest expense, income tax expense (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are defined in the indentures governing the senior subordinated notes, our senior secured notes and our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K is appropriate to provide additional information to investors regarding certain restrictions in the indentures governing the senior subordinated notes, our senior secured notes and our ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We believe EBITDA facilitates operating performance comparison from period to period and company to company by backing out potential differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

In determining Adjusted EBITDA, as permitted by the terms of our indebtedness, we eliminate the impact of a number of items. For the reasons indicated herein, you are encouraged to evaluate each adjustment and whether you consider it appropriate. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital requirements;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. For these purposes, we rely on our GAAP results. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this report.

The following table sets forth a reconciliation of net income to EBIDTA for the years indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(274,881)	$(13,316)	$(1,070)
Interest expense, net	67,367	65,257	56,569
Provision for income taxes	5,391	4,689	3,576
Depreciation and amortization	35,378	35,636	37,128

EBITDA	$(166,745)	$92,266	$96,203

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
EBITDA	$(166,745)	$92,266	$96,203
Adjustments:
Goodwill and intangible asset impairment charge	251,253	—	—
Restructuring charges	729	2,499	5,727

Stock-based compensation – employees (a)	(5,558)	1,851	617
Stock-based compensation – non-employees(a)	1,951	954	93
Severance and relocation (b)	2,160	996	1,968

Chief executive recruiting costs (b)	241	(26)	310
Loss on disposal of property and equipment(c)	345	1,074	966
Management fees to stockholder (d)	1,165	1,259	1,216

Currency exchange (gain)/ loss (e)	786	(1,571)	900
Loss (gain) on derivative instruments (f)	346	4,111	(425)
Other plant closure costs (g)	—	561	2,243
Costs related to the Acquisition	(67)	—	—

Adjusted EBITDA	$86,606	$103,974	$109,818

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Adjusted EBITDA	$86,606	$103,974	$109,818
Net changes in operating assets and liabilities	(4,901)	5,236	9,645
Interest expense, net	(67,367)	(65,257)	(56,569)
Non-cash portion of restructuring and other	(2,456)	(2,231)	(4,599)
Deferred tax provisions	2,321	1,726	2,456
Income tax benefit (expense)	(5,391)	(4,689)	(3,576)
Amortization of debt discount	4,098	4,197	4,229
Other items, net	(4,692)	(960)	(5,925)

Net cash provided by operating activities	$8,218	$41,996	$55,479

Net cash used in investing activities	$(23,806)	$(15,734)	$(14,150)

Net cash provided by (used in) financing activities	$18,280	$(17,001)	$(22,171)

(a)	We provide for the adjustment of EBITDA for non-cash compensation.

(b)	We provide for the adjustment of EBITDA for certain expenses, including employee severance and relocation expenses and recruitment costs for our Chief Executive Officer.

(c)	We provide for the adjustment of EBITDA for all gains and losses from sales of our property, plant and equipment.

(d)	In connection with the Acquisition, we entered into a management services agreement with KKR that provides for a $1.0 million annual payment, with such amount to increase by 5% per year. See Item 13-“Certain Relationships and Related Party Transactions.

(e)	We provide for the adjustment of EBITDA to exclude the effects of any non operating currency transaction gains and losses.

(f)	We provide for the adjustment of EBITDA to exclude the effects of any (gains) or losses on derivative instruments used hedge future cash flows. Refer to Note 5 to the consolidated financial statements.

(g)	We provide for the adjustment of EBITDA to exclude the effects of any other costs related to the closure of a facility.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for stand-by letters of credit of $8.8 million outstanding at December 31, 2009.

Contractual Obligations and Commitments

After giving effect to our refinancing in January 2010, the following table sets forth our long-term contractual obligations as of December 31, 2009 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility (1)	$2,484	$2,484	$—	$—	$—
Senior Secured Notes (1)	634,686	30,801	67,000	67,000	469,885
Senior Subordinated Notes (1)	435,057	35,228	65,028	334,801	—
Capital leases (1)	10	7	3	—	—
Operating leases	23,013	6,026	7,885	4,011	5,091
Purchase obligations (2)	37,014	37,014	—	—	—
Other obligations (3)	32,143	546	977	1,186	29,434

Total	$1,164,407	$112,106	$140,893	$406,998	$504,410

(1)	Includes interest and principal payments.

In January 2010, the Company repaid the entire principal and accrued interest of $381.6 million plus accrued interest unpaid thereon through the closing date that was outstanding under the Company’s existing Senior Secured Credit Facility term loan with the proceeds of $400 million generated from the issuance of the Senior Secured Notes. The full amount of the Senior Secured Notes of $400 million was borrowed on the closing date. The Senior Secured Notes are due in February 2017 and no periodic amortization payments are required. Refer to Note 4.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)	Other obligations include share based payment obligations of $1.0 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $3.3 million, accrued compensation and pension benefits of $3.1 million, deferred income taxes of $23.2 million and other obligations of $0.7 million.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our allowance for potential future product returns. We provide for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data, current economic conditions, and our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the allowance for potential future product returns. Our allowance for sales returns was $1.2 million and $0.6 million at December 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts when collectibility becomes uncertain. Our allowance for bad debts was $1.1 million at December 31, 2009 and $0.5 million at December 31, 2008.

Valuation of Goodwill, Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite- lived intangible assets are subject to an annual impairment test, or more often, if impairment indicators arise. In assessing the fair value of goodwill and other indefinite- lived intangible assets, we make projections regarding future cash flows and other estimates based on comparable company market information. If either of these change, we may be required to record an impairment charge. In 2009, the fair value of the reporting unit significantly exceeded its carrying value.

Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or the income approach determined using discounted projected cash flows.

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accrued liability for self-insured workers’ compensation and employee health benefits at December 31, 2009 and December 31, 2008 were $4.5 million and $4.9 million, respectively.

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

Derivative Accounting. We use derivative instruments to reduce our risk to variable interest rates on our floating rate debt. The fair values of our derivative instruments are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts. A material change in these assumptions could have a material impact on our results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we adjust our valuation allowance during a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss require change, material differences could impact the amount and timing of income tax benefits or payments for any period.

The Company provides liabilities for uncertain tax positions which requires that we evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” threshold of being sustained if examined by tax authorities. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense

Recent Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

At December 31, 2009 we were subject to market risk associated with changes in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we had an outstanding balance at December 31, 2009 of $381.6 million with an interest rate of 2.51%. We entered into a swap agreement that limited our exposure to variable interest rates. At December 31, 2009, the notional amount of the swap contract was $150.0 million. The notional amount decreased to $125.0 million on February 27, 2010. The swap contract will mature on November 27, 2010. We will receive variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and we’re obligated to pay fixed interest rate payments (4.85%) during the term of the contract. A 1% change in interest rates, considering the agreement in place that limits our exposure to variable interest rates, would have resulted in a change in interest expense of approximately $2.3 million per year. Excluding this agreement, a 1% change in interest rates would have resulted in a change in interest expense of approximately $3.8 million per year.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We operate facilities in foreign countries. Our principal currency exposures relate to the Euro, the British pound and the Mexican peso. We consider adverse impacts to our operating results related to foreign currency exposures to be low. Our foreign operations are generally cash flow positive and all transactions, both revenue and expense, are predominantly denominated in the local currency. As a result, any adverse currency changes would impact both revenue and expenses, offsetting each other, with little change to net income or loss and the related cash flows.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as platinum, titanium, stainless steel, cobalt-chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations, in addition to certain instances where we generally pass through the cost of the raw material, such as with platinum. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers, we partially adjust prices for the impact of raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results could be adversely affected.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of our Independent Registered Public Accounting Firm are included beginning on page 69 of this Annual Report on Form 10-K.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Acting Chief Executive Officer, or CEO, and Chief Financial Officer, or

CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework issued by the COSO.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and the directors, and their respective ages as of the date of this report, are as follows:

Name(1)	Age	Position
Kenneth W. Freeman	59	Executive Chairman, Director and Acting Chief Executive Officer
Jeremy A. Friedman	56	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	53	Executive Vice President of Technology and Chief Technology Officer
Dean D. Schauer	43	Executive Vice President , Engineering and Sales
James C. Momtazee	38	Director
Chris Gordon	37	Director

Director Qualifications

The Board of Directors (the “Board”) seeks to ensure that the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board, our Board takes into account (1) minimum individual qualifications, such as high ethical standards, integrity, mature, careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors it considers appropriate, including our contractual obligations with investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Bain Capital, LLC (collectively, the “Sponsor Group”).

Kenneth W. Freeman, James C. Momtazee and Chris Gordon were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsor Group.

When considering whether the Board's directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of Company’s business and structure, the Board focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth below.

Each of the directors was elected to the Board pursuant to a Stockholders’ Agreement, dated as of November 16, 2005, among Accellent Holdings Corp., our parent company, an affiliate of Kohlberg Kravis Roberts & Co. L.P. and certain affiliates of Bain Capital. Pursuant to such agreement, Kenneth W. Freeman and James C. Momtazee were appointed to the Board as a consequence of their respective relationships with KKR, and Chris Gordon was appointed to the Board as a consequence of his relationship with Bain Capital.

As a group, the directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

Kenneth W. Freeman has served as our Acting Chief Executive Officer since November 2009 and has served as our Executive Chairman since January 2006. Mr. Freeman joined KKR as a managing director in 2005. He was named a member of KKR in 2007. Prior to joining KKR, Mr. Freeman was the founding Chairman and CEO of Quest Diagnostics Incorporated. He is also Chairman of Masonite Corporation, and a director of HCA, Inc. He has been a director since November 2005

Jeremy A. Friedman has served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary since September 4, 2007. Prior to joining us, Mr. Friedman held several executive positions at Flextronics International Ltd., including Senior Vice President – Business Development from December 2006 to August 2007, Senior Vice President of Finance and Global Supply Chain – Components from January 2006 to December 2006, Chief Operating Officer – Flextronics Network Services from January 2004 to January 2006 and Vice President – Global Internal Audit from September 2002 to January 2004. Mr. Friedman holds a Bachelor of Arts Degree in Religion from Haverford College and an M.B.A. from Harvard Business School.

Jeffrey M. Farina has served as our Executive Vice President of Technology and Chief Technology Officer since June 2004, and from June 2000 to June 2004 our Vice President of Engineering. Mr. Farina has B.S. and M.S. degrees in mechanical engineering from Drexel University.

Dean D. Schauer has served on the Executive Staff of Accellent since 2004. In his current role as our Executive Vice President, Engineering and Sales, Dean is responsible for all sales, customer service, technical services, manufacturing engineering, and design and development engineering. He has been affiliated with Accellent and its predecessor companies since 2000 in roles including Engineering Manager, Director of Program Management, Vice President of Engineering and Quality,

Senior Vice President of Engineering and Customer Operations as well as direct Operations Leadership. Prior to working at Accellent, Dean worked for 10 years in various positions including Application Engineering, Technology Development, Technical Management, and Global Engineering and Sales Management. Dean has a Bachelor of Science degree in Metallurgical Engineering from South Dakota School of Mines and Technology and is certified in Six Sigma methodology.

James C. Momtazee has been an executive of KKR since 1996 and was named a member in 2008. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Jazz Pharmaceuticals, Inc. and HCA Inc.

Chris Gordon has been a Managing Director at Bain Capital since 2008 and has been with the firm since 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon holds an MBA from Harvard Business School and an AB in Economics from Harvard College. Mr. Gordon also serves as a member of the Board of Directors of HCA, Inc., CRC Health Group, Inc. and Quintiles Transnational, Inc.

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

Our audit committee does not include a “financial expert” as that term is defined in applicable regulations. The members of our audit committee have substantial experience in assessing the performance of companies and in understanding financial statements, accounting issues, financial reporting and audit committee functions. However, no member has comprehensive professional experience with generally accepted accounting principles and financial statement preparation and analysis and, accordingly, the Board of Directors does not consider either of them to be a “financial expert” as that term is defined in applicable regulations. Nevertheless, the Board of Directors believes that the members of our audit committee have the necessary expertise and experience to perform the functions required of the audit committee and, given their respective backgrounds, it would not be in the best interests of the Company to replace any of them with another person to qualify a member of the audit committee as a “financial expert.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

Director Compensation

Prior to the Acquisition, we reimbursed our directors for out-of-pocket expenses related to attending board of directors meetings. Following the Acquisition, the non-employee directors of Accellent Holdings Corp. are paid an annual retainer of $30,000 in cash or phantom stock, as described below, for their service as members of the board of directors. In addition, all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Accellent Holdings Corp. has established a Directors’ Deferred Compensation Plan (the “Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual directors’ fees to a future date or dates. Any amounts deferred under the Plan are credited to a phantom stock account. The number of phantom shares of common stock of Accellent Holdings Corp. credited to the director’s phantom stock account will be determined based on the amount of the compensation deferred during any given year, divided by the then “fair market value per share” (as such term is defined in the Plan) of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the “fair market value per share” of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors. Upon a separation from service with the Accellent Holdings Corp. Board of Directors or the occurrence of a “change in control” of Accellent Holdings Corp. (as such term is defined in the Plan), each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in either cash or common stock of Accellent Holdings Corp. (subject to the prior election of each such director). The Plan may be amended or terminated at any time by the Accellent Holdings Corp. Board of Directors and in form and operation is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended.

Directors Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Momtazee	$31,000	$—	$—	$—	$—	$—	$31,000
Chris Gordon	$31,000	$—	$—	$—	$—	$—	$31,000

(1)	Each Director elected to defer the entire amount of his fees for 2009 under the Plan to a phantom stock account.

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

Accellent’s short-term incentive program consists of our annual bonus plan. We use our annual bonus plan, in combination with salary, to provide the executive with a total compensation package that exceeds the market when all annual goals are met. Eligibility for the annual bonus plan is dependent on role within the organization as well as competitive market data. All of our executive officers participate in the annual bonus plan. Rewards are determined based upon the accomplishment of annual goals and objectives. An annual target bonus of a percentage of the base salary is established at date of hire, and reviewed annually, and also determined, near time of payment, utilizing a combination of financial target elements, such as growth of Adjusted EBITDA (as defined in Item 6 in the “Selected Financial Data” section above), and personal objectives. We believe that both the financial targets and personal objectives are achievable. Executives may also be eligible for bonuses in excess of the annual target bonus for substantially exceeding the financial targets or for extraordinary performance.

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

Vesting of Performance Options. Performance options generally are eligible to become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets for fully diluted share value growth over the five year window, using a defined calculation and pre-determined performance targets. In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved.

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

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2009, 2008 and 2007 concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2009 and our other two Executive Vice Presidents who served in their roles during our most recently completed fiscal year. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Robert E. Kirby (1) President and Chief Executive Officer	2009	477,671	—	—	—	—				45,406	(13)	523,077
	2008	550,000	—	—	—	686,070	(7)	—		12,703	(9)	1,248,773
	2007	97,308	—	350,000	2,300,000	17,355	(6)	—		2,143	(8)	2,766,806

Jeremy Friedman (2) Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2009	360,000	—	—	—	—				7,530	(10)	367,530
	2008	360,000	—	—	—	299,376	(7)	—		117,970	(10)	777,346
	2007	117,462	—	—	920,000	14,083	(6)	—		2,840	(10)	1,054,385

Dean D. Schauer (3) Executive Vice President Engineering and Sales	2009	248,482	—	—	234,611	—		—		14,672	(12)	497,765
	2008	222,422	—	—	54,782	158,908		—		14,233	(12)	450,345
	2007	216,125	—	—	—	30,000		—		14,281	(12)	260,406

Jeffrey M. Farina(4)	2009	232,101	—	—	—	—		217,295	(8)	15,046	(11)	464,442
Executive Vice President of Technology and Chief Technology Officer	2008	228,381	—	—	146,084	160,846		123,421	(8)	14,811	(11)	673,543
	2007	221,916	—	—	—	22,317		103,200	(8)	15,178	(11)	362,611

Kenneth W. Freeman	2009	—	—	—	—	—		—		31,000	(14)	31,000
Executive Chairman and Acting Chief Executive Officer	2008	—	—	—	—	—		—		30,000	(14)	30,000
	2007	—	—	—	—	—		—		30,000	(14)	30,000

(1)	Mr. Kirby joined the Company as President and Chief Executive Officer effective October 2007. Mr. Kirby’s employment agreement specified that he was to receive equity awards as determined by the Board of Directors. Mr. Kirby resigned from his position as President and Chief Executive Officer effective November 2009.
(2)	Mr. Friedman joined the Company as Chief Financial Officer and Executive Vice President in September 2007.
(3)	Mr. Schauer was named Executive Vice President, Engineering and Sales in June 2009.
(4)	Mr. Farina serves as our Executive Vice President of Technology and Chief Technology Officer.
(5)	Stock and option awards reflect the grant date fair value of the award. For assumptions used to determine grant date fair value, see the “Stock-Based Compensation” section in Note 1 to the Consolidated Financial Statements.
(6)	For 2007, Mr. Kirby and Mr. Friedman received their bonuses in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of their investment in Accellent Holdings Corp.
(7)	For 2008, Mr. Kirby and Mr. Friedman received a portion of their bonuses in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of their investment in Accellent Holdings Corp. These amounted to $495,000 for Mr. Kirby and $135,917 for Mr. Friedman.
(8)	This amount represents a change in pension value.
(9)	This amount represents auto allowances and life insurance premiums. Auto allowances amounted to $12,000.
(10)	This amount represents employer contributions to a 401(k), life insurance premiums and relocation costs. Relocation costs amounted to $111,070 in 2008.
(11)	This amount includes employer contributions to a 401(k), life insurance premiums and auto allowances. Auto allowances amounted to $10,200.
(12)	This amount represents employer contributions to a 401(k) and auto allowances.
(13)	This amount represents auto allowances, employer contributions to a 401(k), life insurance premiums and payment of unused vacation upon Mr. Kirby’s resignation in November 2009 which totaled $31,731.
(14)	Mr. Freeman serves as our Executive Chairman and has served as our acting Chief Executive Officer from November 14, 2009 to present. Mr. Freeman served as our acting Chief Executive Officer from January 1, 2007 until October 29, 2007. Between October 30, 2007 and November 13, 2009, he did not serve as our acting Chief Executive Officer. Mr. Freeman has not received any compensation other than in his capacity as a director. The amounts reported in All Other Compensation column reflect fees he was paid in his capacity as a director. Mr. Freeman elected to defer the entire amount of his fees for 2009 under the Directors’ Deferred Compensation Plan to a phantom stock account.

Grants of Plan-Based Awards in 2009

The following table provides summary information for each of our named executive officers with respect to grants of plan-based awards in 2009.

Grants of Plan-Based Awards in 2009

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dean D. Schauer	7/14/09	—	—	—		150,000			150,000	$3.00	$234,611

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

In October 2007, we entered into an employment agreement with Robert E. Kirby to serve as our President and Chief Executive Officer. The agreement was amended on March 31, 2008. Under the amended agreement, Mr. Kirby was entitled to an annual salary of $550,000, subject to subsequent annual adjustment. Mr. Kirby was eligible for an annual target bonus of 90% of his base salary (the “Annual Target Bonus”), based upon his reaching individual and Company-related performance milestones. Mr. Kirby was also eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Kirby’s bonuses were paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Kirby had not made an investment in Accellent Holdings Corp. of an amount equal to $650,000 at the time the bonuses were paid.

In September 2007, we entered into an employment agreement with Jeremy Friedman to serve as our Executive Vice President and Chief Financial Officer. The agreement was amended on March 31, 2008. Under the amended agreement, Mr. Friedman is entitled to an annual salary of $360,000, subject to subsequent annual adjustment. Mr. Friedman is eligible for an annual target bonus of 60% of his base salary (the “Annual Target Bonus”), based upon Mr. Friedman reaching individual and Company-related performance milestones. Mr. Friedman may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For fiscal years 2007 and 2008, Mr. Friedman’s bonuses were paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Friedman has not made an investment in Accellent Holdings Corp. of an amount equal to $150,000 at the time the bonuses were to be paid.

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

Subsequent to his being named Executive Vice President, Engineering and Sales in July 2009, we entered into an employment agreement with Dean D. Schauer to serve as our Executive Vice President of Engineering and Sales. Under the agreement, Mr. Schauer is entitled to an annual salary of $275,000, subject to subsequent annual adjustment. In addition, Mr. Schauer is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Schauer reaching individual and Company-related performance milestones. Mr. Schauer may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance.

Outstanding Equity Awards at December 31, 2009 Fiscal Year-End

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2009. All stock options in the table below were granted by Accellent Holdings Corp. Our named executive officers did not hold any other form of equity-based compensation as of December 31, 2009.

	Outstanding Equity Awards at December 31, 2009
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Robert Kirby	750,000	750,000	1,000,000	$3.00	02/13/10
Jeremy Friedman	366,650	300,000	333,350	$3.00	09/04/17
Jeffrey M. Farina	168,164	—	—	$1.25	06/01/10
	20,182	—	—	$1.25	7/19/14
	65,921	16,480	82,401	$5.00	11/22/15
	53,330	80,000	66,670	$3.00	4/29/2018
Dean D. Schauer	40,363	—	—	$1.25	7/1/2014
	20,182	—	—	$1.25	7/19/2014
	16,650	4,162	20,812	$5.00	11/22/2015
	15,000	10,000	25,000	$5.00	12/19/2016
	19,999	30,000	25,001	$3.00	4/29/2018
	—	150,000	150,000	$3.00	7/14/2019

Certain options with the exercise price of $1.25 are roll-over options and were fully vested upon grant. For the remaining options, 50% are time options and 50% are performance options. The grant dates for time and performance options are 10 years prior to the expiration dates. For more details about the vesting schedule of our equity awards, see the “Compensation Discussion & Analysis” section. Robert Kirby, our former CEO, resigned in November 2009. All unexercisable and unearned options held by Mr. Kirby were cancelled subsequent to December 31, 2009. All exercisable options were forfeited subsequent to December 31, 2009.

Option Exercises and Stock Vested in 2009

The following table provides summary information for each of our named executive officers with respect to option exercises and stock vested in 2009. No named executive officer exercised his options in 2009. All stock awards vested as noted in the table below were in the stock of Accellent Holdings Corp.

Option Exercises and Stock Vested in 2009
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert E. Kirby	—	—	23,333	70,000
Jeremy Friedman	—	—	—	—
Dean D. Schauer	—	—	—	—
Jeffrey M. Farina	—	—	—	—

Pension Benefits for 2009

We maintain a Supplemental Executive Retirement Pension Program (“SERP”) for one of our named executives. Mr. Farina is the only named executive officer who participates in the SERP because he is the only named executive officer who was affiliated with us before we discontinued new participation in the SERP. Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	20	$377,799	$—

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.5%. Annual salary increases were projected at the rate of 2%. Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55. Termination prior to age 55 will result in forfeiture of the SERP benefit.

Nonqualified Deferred Compensation for 2009

Not applicable.

Change-In-Control and Severance Arrangements

Severance Arrangements

We have entered into severance and change-in-control agreements with certain of our named executive officers. The terms of these agreements are set forth below.

If Mr. Friedman is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Friedman of a release, we will continue to pay Mr. Friedman his base salary then in effect and we will continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $573,651 based on the compensation level as of December 31, 2009. If Mr. Friedman is terminated due to death or disability, then the Company will pay to the estate of Mr. Friedman or Mr. Friedman as the case may be, the compensation that would otherwise be payable to Mr. Friedman up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Friedman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. The agreement also incorporates non-competition provisions. Mr. Friedman’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

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

If Mr. Schauer is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Schauer of a release, we will continue to pay Mr. Schauer his base salary then in effect for twelve months from the date of termination of employment. We estimate the total severance cost to be $275,000 based on the compensation level as of December 31, 2009. If Mr. Schauer is terminated due to death or disability, then the Company will pay to the estate of Mr. Schauer or Mr. Schauer as the case may be, the compensation that would otherwise be payable to Mr. Schauer up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Schauer is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. The agreement also incorporates non-competition provisions. Mr. Schauer’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

Change in Control Arrangements

In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp. All named executives have entered into this change in control arrangement. Assuming that as of December 31, 2009 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of December 31, 2009.

Following the completion of the Acquisition, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering. In 2009, because there would have been no value to the acceleration of options no excise tax would have been incurred.

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

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 1, 2010 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock(1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	71.9%
Bain Capital (3)	30,550,000	24.0%
Robert E. Kirby (4)	263,333	*
Jeremy A. Friedman (5)	416,650	*
Jeffrey M. Farina (6)	307,597	*
Dean D. Schauer (7)	112,194	*
Kenneth W. Freeman (2)	—	71.9%
James C. Momtazee (2)	—	71.9%
Chris Gordon (3)	30,550,000	24.0%
Directors and named executive officers as a group (14 persons)(8)	123,299,774	96.8%

*	Less than one percent

(1)	The amounts and percentages of Accellent Holdings Corp. common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)	Reflects shares of common stock owned of record by Accellent Holdings LLC, which is the investment vehicle of KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR KFN Co-Invest Holdings, L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities held by Accellent Holdings LLC. Each of Mr. Kenneth W. Freeman and Mr. James C. Momtazee are directors of Accellent Holdings Corp. and Accellent Inc. and each is an executive of KKR and/or its affiliates. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by affiliates of KKR. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019, except the address for George R. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(3)	Shares shown as beneficially owned by Bain Capital and Mr. Chris Gordon reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Gordon is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Gordon and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr Gordon is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Gordon and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Gordon is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Consists of 263,333 shares of common stock owned by Mr Kirby which are subject to re-sale limitations.

(5)	Consists of 366,650 shares of common stock underlying outstanding stock options that are exercisable within 60 days and 50,000 shares of common stock owned by Mr. Friedman which are subject to re-sale limitations.

(6)	Consists of 307,597 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)	Consists of 112,194 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(8)	Includes 836,440 shares of common stock underlying outstanding stock options that are exercisable with 60 days.

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

Management Services Agreement with KKR

In connection with the Acquisition, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Acquisition and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement. We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence. During the year ended December 31, 2009, the Company incurred KKR management fees and related expenses of $1.2 million. As of December 31, 2009, the Company owed KKR $0.3 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet. In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone. For the year ended December 31, 2008, approximately $0.7 million was to be paid in common stock of AHC. At December 31, 2009 the Company owed KKR-Capstone $0.3 million, which is payable in common stock of AHC.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the fiscal year ended December 31, 2009 totaled $1.2 million. At December 31, 2009, $0.2 million was due from Biomet, Inc.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions. SunGard is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million in fees in connection with this agreement for the year ended December 31, 2009.

Registration Rights Agreement

In connection with the Acquisition, we entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain Capital (each a “Sponsor Entity” and together the “Sponsor Entities”) pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

Management Stockholder’s Agreement

In connection with retaining the Rollover Options, the grant of options under the new option plan and, in certain cases, the purchase of shares of common stock of Accellent Holdings Corp., certain of our members of management entered into a management stockholder’s agreement with us. The management stockholder’s agreement generally restricts the ability of the management stockholders to transfer shares held by them for five years after the closing of the Acquisition.

If a management stockholder’s employment is terminated prior to the fifth anniversary of the closing of the Acquisition, we have the right to purchase the shares and options held by such person on terms specified in the management stockholder’s agreement. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder’s death, the estate of such stockholder has the right to force us to purchase his shares and options, on terms specified in the management stockholder’s agreement. In addition, if, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by us without cause (as defined in the management stockholder’s agreement) or by the management stockholder for good reason (as defined in the management stockholder’s agreement), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the remaining tax liability (above the minimum required withholding tax liability) incurred upon exercise of such options. If, prior to a public offering of Accellent Holdings Corp’s common stock, a management stockholder’s employment is terminated by the management stockholder without good reason, such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only if the amount of applicable withholding taxes which we are required to withhold in respect of income recognized as a consequence of the exercise of such options (the “Statutory Withholding”) is less than the actual tax liability that would have been incurred on the original value of the Rollover Options (the “Original Liability Amount”) and then we are only required to purchase that number of shares equal to the difference between the Original Liability Amount and the Statutory Withholding. If, prior to a public offering of Accellent Holdings Corp.’s common stock, a management stockholder receives a notice from the Internal Revenue Service that taxes are due and payable in connection with his or her Rollover Options (other than in connection with the exercise or lapse of restrictions thereof) (the “Rollover Tax Liability”), such stockholder has the right to force us to exercise his or her Rollover Options and then purchase all or a portion of the shares underlying such Rollover Options, but only the number of shares equal to the Rollover Tax Liability.

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

Director Independence

Accellent Inc. has no independent directors. The Company is a privately held corporation. Our directors are not independent because of their affiliations with funds which hold more than 5% equity interests in Accellent Holdings Corp.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has served as our independent registered public accounting firm since 2006. For fiscal 2009 and 2008 we paid fees for services from Deloitte as discussed below.

Audit Fees. The aggregate audit fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2009 and 2008 were $1,085,750 and $1,085,000, respectively, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees: The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $65,000 and $5,500 for the fiscal years ended December 31, 2009 and 2008, respectively. Fees for services rendered in the years ended December 31, 2009 and 2008 were for statutory audit services performed for our Mexican subsidiary.

Tax Fees: The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $510,353 and $257,500 for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees. No other fees were paid to Deloitte in 2009 or 2008.

The Audit Committee has considered whether the independent auditors’ provision of other non-audit services to the Company is compatible with the auditors’ independence and determined that it is compatible. Since the Acquisition all audit and permissible non-audit services were pre-approved pursuant to the Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services policy.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

2.	Consolidated Financial Statement Schedules

Schedule
Schedule II — Valuation and Qualifying Accounts	102

3.	Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2	Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1	Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2	Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.3	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.4	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.5	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent.

4.6	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent.

10.1	Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2	Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.’s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3	Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4	Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.8*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.14	Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.15*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)

10.16*	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.17*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.18*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.19*	Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.20*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 10. 24 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.21*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.23*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer

10.24	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.25	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent.

10.26	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent .

10.27	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 31, 2010	By:	/s/ Kenneth W. Freeman
Kenneth W. Freeman Executive Chairman and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth W. Freeman Kenneth W. Freeman	Executive Chairman, Director and Acting Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Jeremy A. Friedman Jeremy A. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ James C. Momtazee James C. Momtazee	Director	March 31, 2010

/s/ Chris Gordon Chris Gordon	Director	March 31, 2010

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Accellent Inc.

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2010

ACCELLENT INC.

Consolidated Balance Sheets

December 31, 2008 and 2009

(In thousands)

	2008	2009
Assets
Current assets:
Cash and cash equivalents	$14,525	$33,785
Accounts receivable, net of allowances of $1,154 and $2,338 at December 31, 2008 and 2009, respectively	50,724	44,815
Inventory	64,204	55,571
Prepaid expenses and other current assets	3,954	4,008

Total current assets	133,407	138,179
Property, plant and equipment, net	127,460	117,976
Goodwill	629,854	629,854
Other intangible assets, net	194,505	179,566
Deferred financing costs and other assets, net	17,505	13,400

Total assets	$1,102,731	$1,078,975

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$4,007	$7
Accounts payable	23,285	23,910
Accrued payroll and benefits	11,575	6,701
Accrued interest	5,065	4,336
Accrued expenses	17,497	16,201
Liability for derivative instrument	—	4,511

Total current liabilities	61,429	55,666
Long-term debt	702,529	684,650
Other liabilities	36,600	32,143

Total liabilities	800,558	772,459

Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2008 and 2009	—	—
Additional paid-in capital	633,914	635,368
Accumulated other comprehensive (loss) income	(1,974)	1,985
Accumulated deficit	(329,767)	(330,837)

Total stockholder’s equity	302,173	306,516

Total liabilities and stockholder’s equity	$1,102,731	$1,078,975

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31
	2007	2008	2009
Net sales	$471,681	$525,476	$478,793
Cost of sales (exclusive of amortization)	349,929	386,143	347,783

Gross profit	121,752	139,333	131,010

Operating expenses:
Selling, general and administrative expenses	52,454	58,814	47,725
Research and development expenses	2,565	2,924	2,064
Restructuring charges	729	2,499	5,727
Merger related costs	(67)	—	—
Amortization of intangible assets	15,506	14,939	14,939
Loss on disposal of property and equipment	345	1,074	966
Impairment of goodwill and other intangible assets	251,253	—	—

Total operating expenses	322,785	80,250	71,421

(Loss) income from operations	(201,033)	59,083	59,589

Other expense, net:
Interest expense, net	(67,367)	(65,257)	(56,569)
Other expense, net	(1,090)	(2,453)	(514)

Total other expense, net	(68,457)	(67,710)	(57,083)

(Loss) income before income taxes	(269,490)	(8,627)	2,506
Provision for income taxes	5,391	4,689	3,576

Net loss	$(274,881)	$(13,316)	$(1,070)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2007, 2008 and 2009

(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	1,000	$—	$624,058	$3,263	$(41,061)	$586,260
Change in accounting for uncertain tax positions	—	—	—	—	(509)	(509)
Change in accounting for defined benefit plan liabilities	—	—	—	513	—	513
Comprehensive loss:
Net loss	—	—	—	—	(274,881)	$(274,881)
Cumulative translation adjustment	—	—	—	1,953	—	1,953
Net loss on hedging instruments	—	—	—	(5,651)	—	(5,651)

Total comprehensive loss						$(278,579)
Stock issuance	—	—	1,350	—	—	1,350
Vesting of restricted stock	—	—	48	—	—	48
Exercise of employee stock options	—	—	3,056	—	—	3,056
Stock-based compensation	—	—	(144)	—	—	(144)

Balance, December 31, 2007	1,000	—	628,368	78	(316,451)	311,995
Comprehensive loss:
Net loss	—	—	—	—	(13,316)	$(13,316)
Cumulative translation adjustment	—	—	—	(2,795)	—	(2,795)
Net gain on hedging instruments	—	—	—	1,039	—	1,039
Amortization of pension actuarial loss	—	—	—	(296)	—	(296)

Total comprehensive loss						$(15,368)
Stock issuance (Note 6)	—	—	1,108	—	—	1,108
Vesting of restricted stock	—	—	312	—	—	312
Exercise of employee stock options	—	—	3,158	—	—	3,158
Stock-based compensation	—	—	824	—	—	824
Forfeiture of employee stock options	—	—	144	—	—	144

Balance, December 31, 2008	1,000	—	633,914	(1,974)	(329,767)	302,173

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Stockholders’ Equity
	Shares	Amount
Comprehensive income:
Net loss	—	—	—	—	(1,070)	(1,070)
Cumulative translation adjustment	—	—	—	965	—	965
Reclassification to earnings out of accumulated other comprehensive income (loss) of accumulated losses on derivative instruments	—	—	—	3,038	—	3,038
Amortization of pension actuarial loss	—	—	—	(44)	—	(44)

Total comprehensive income						$2,889
Stock issuance (Note 6)	—	—	812	—	—	812
Vesting of restricted stock	—	—	164	—	—	164
Stock-based compensation	—	—	454	—	—	454
Forfeiture of rollover options	—	—	24	—	—	24

Balance, December 31, 2009	1,000	$—	$635,368	$1,985	$(330,837)	$306,516

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(274,881)	$(13,316)	$(1,070)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	35,378	35,636	37,128
Amortization of debt discounts and non-cash interest accrued	4,098	4,197	4,229
Bad debt expense (benefit)	(64)	259	712
Provisions for restructuring and other charges, net of payments	(1,727)	268	1,128
Impairment charges	251,253	—	—
Write down of inventories to net realizable value	2,037	—	—
Loss (gain) on derivative instruments	346	4,111	(425)
Loss on disposal of property and equipment	345	1,074	966
Deferred income tax expense	2,321	1,726	2,456
Non-cash compensation expense (benefit)	(4,160)	2,805	710
Changes in operating assets and liabilities
Accounts receivable	(543)	(501)	5,300
Inventory	(11,021)	2,811	8,744
Prepaid expenses and other current assets	(565)	992	(299)
Accounts payable, accrued expenses and other liabilities	7,228	1,934	(4,100)
Settlement of stock-based liability award	(1,827)	—	—

Net cash provided by operating activities	8,218	41,996	55,479

Cash flows from investing activities:
Capital expenditures	(23,952)	(17,363)	(16,434)
Proceeds from the sale of equipment	146	1,629	1,016
Proceeds from payment of note receivable	—	—	1,268

Net cash used in investing activities	(23,806)	(15,734)	(14,150)

Cash flows from financing activities:
Proceeds from long-term debt	74,000	39,000	—
Principal payments on long-term debt	(54,063)	(54,155)	(22,384)
Proceeds from sale of stock	—	138	239
Repurchase of parent company common stock	—	(1,984)	(16)
Deferred financing fees	(1,657)	—	(10)

Net cash provided by (used in) financing activities	18,280	(17,001)	(22,171)

Effect of exchange rate changes	250	(424)	102

Net increase in cash and cash equivalents	2,942	8,837	19,260
Cash and cash equivalents, beginning of year	2,746	5,688	14,525

Cash and cash equivalents, end of year	$5,688	$14,525	$33,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,120	$61,774	$53,074
Cash paid for income taxes	5,726	3,062	2,354
Deposits on purchases of property, plant and equipment included in capital expenditures	$—	$—	$603
Property, plant and equipment purchases included in accounts payable	$151	$2,196	$ 1,406

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Notes to Consolidated Financial Statements

1.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

The Company was acquired on November 22, 2005 through a merger transaction with Accellent Merger Sub Inc., a corporation formed by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Bain Capital (“Bain”). The acquisition was accomplished through the merger of Accellent Merger Sub Inc. into Accellent Inc. with Accellent Inc. being the surviving company (the “Merger”). The Merger and the consideration raised through debt and equity transactions are collectively referred to as the “Acquisition.” The Company is a wholly owned subsidiary of Accellent Acquisition Corp., which is owned by Accellent Holdings Corp. Both of these companies were formed to facilitate the Acquisition. The Company’s accounting for the Acquisition recognized the requirement that purchase accounting treatment of the Acquisition be “pushed down” to the Company, resulting in the adjustment of all net assets to their respective fair values as of the Acquisition date.

The Acquisition was financed by a combination of borrowings under the Company’s then new senior secured credit facility, the issuance of senior subordinated notes and equity contributions from affiliates of KKR and Bain as well as equity contributions from management. The Company remains highly leveraged and has significant outstanding repayment obligations in the future which require the Company to re-pay the underlying debt. Refer to Note 4 for a discussion of the Company’s indebtedness.

Reclassifications

Certain amounts in prior period consolidated statements of operations have been reclassified to conform to the current year presentation. Specifically, net gains and losses on the disposal of property and equipment totaling $345,000 and $1,047,000 in 2007 and 2008, respectively, were previously reported as either “other expense, net” within non-operating expenses or “restructuring and other charges” but are now properly reported as losses on disposal of property and equipment within operating expenses in the accompanying consolidated statements of operations. The amounts were immaterial for all periods presented.

Nature of operations and organization

The Company is engaged in the provision of custom component manufacturing and finished device assembly services primarily for customers in the medical device industry. Sales are focused primarily in domestic and Western European markets.

The Company is aligned to streamline sales, quality, engineering and customer service activities into one centrally managed organization to better serve customers, many of whom service multiple medical device markets. As a result, we have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our chief executive officer.

Major customers and concentration of credit

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents, and derivative instruments. A significant portion of the Company’s customer base is comprised of companies within the medical device industry. The Company does not require collateral from its customers. For the years ended December 31, 2009, 2008 and 2007, the Company’s ten largest customers in the aggregate accounted for 60%, 62% and 57% of consolidated net sales, respectively. Two customers each accounted for greater than 10% of net sales for the years ended December 31, 2009 and 2007, and three customers each accounted for greater than 10% of net sales for the year ended December 31, 2008. Actual percentages of net sales from all greater than 10% customers are as follows:

	Year Ended December 31,
	2007	2008	2009
Customer A	18%	17%	18%
Customer B	12%	15%	15%
Customer C	* %	10%	* %

*	Less than 10%

Foreign currency translation

The Company has manufacturing subsidiaries in Europe and Mexico. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity. Transaction gains and losses are included in other expense, net. Currency transaction (losses) gain included in other expense in each of the years ended December 31, 2009, 2008, and 2007 were ($0.9) million, $1.6 million, and ($0.8) million, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Cash equivalents consist principally of bank deposits and overnight repurchase agreements and are carried at fair value.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.

Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2009
Land	$3,285	$3,285
Buildings	13,783	13,896
Machinery and equipment	125,925	132,775
Leasehold improvements	12,765	14,060
Computer equipment and software	19,541	25,504
Acquired assets to be placed in service	10,325	7,126

	185,624	196,646
Less—Accumulated depreciation	(58,164)	(78,670)

Property, plant and equipment, net	$127,460	$117,976

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which significantly increase the value of, or extend the useful lives of property, plant and equipment, are capitalized, while replaced assets are retired when removed from service. Acquired assets to be placed in service are those assets where either (i) we have yet to begin using the asset in operations or (ii) additional costs are necessary to complete the asset for the use in operation. Depreciation expense is recorded on assets when they are placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of depreciable assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease’s term including renewal options expected to be exercised, or estimated useful lives of the leased asset. Useful lives of depreciable assets, by class, are as follows:

Buildings	20 years
Machinery and equipment	3 to 10 years
Leasehold improvements	2 to 10 years
Computer equipment and software	2 to 7 years

The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired. Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, historical or projected operating or cash flow losses, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds its fair value, net of selling costs. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or the income approach determined using discounted projected cash flows. Additionally, we analyze the remaining useful lives of potential impaired assets and adjust these lives when appropriate.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is recorded in earnings. Capitalized interest in connection with constructing property and equipment was not significant. Depreciation expense was $22.2 million, $20.7 million and $19.9 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

Goodwill represents the amount of cost over the fair value of the net assets of acquired businesses. Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined using a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows). In applying the income based approach, we make assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows are based on our most recent long-term financial projections. Our discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. If the fair value of the reporting unit is less than its carrying value, the amount of impairment, if any, is based on the implied fair value of goodwill. The Company has elected October 31st as the annual impairment assessment date and performs additional impairment tests if triggering events occur.

The Company recorded an impairment charge related to goodwill and other intangible assets during the year ended December 31, 2007 (see Note 3). Subsequent to December 31, 2007, the Company’s annual tests have not indicated any additional impairments.

Other intangible assets

Other intangible assets include the value ascribed to trade names and trademarks, developed technology and know how, as well as customer contracts and relationships obtained in connection with our acquisitions. The values ascribed to finite lived intangible assets are amortized to expense over the estimated useful life of the assets. The amortization periods are as follows:

Amortization Period
Developed technology and know how	8.5 years
Customer contracts and relationships	15 years

The Company evaluates the indefinite lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset, or at least annually. If the carrying value of intangible assets is not recoverable, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. The estimated fair value is generally based on projections of future cash flows using the relief from royalty method and appropriate discount rates. Our discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows.

The Company reports all amortization expense related to finite lived intangible assets separately within its statement of operations. For the years ended December 31, 2007, 2008 and 2009, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009
Cost of sales related amortization	$1,997	$1,988	$1,988
Selling, general and administrative related amortization	13,509	12,951	12,951

Total amortization reported	$15,506	$14,939	$14,939

Deferred financing costs and other assets

Deferred financing costs and other assets consisted of the following (in thousands):

	December 31,
	2008	2009
Deferred financing costs, net of accumulated amortization of $11,232 and $14,990 at December 31, 2008 and 2009, respectively	$15,999	$12,251
Note receivable	1,268	—
Other	238	1,149

Total	$17,505	$13,400

The Note receivable at December 31, 2008 was owed to the Company by the former owners of an entity acquired by us in 2002 and was paid in full during the year ended December 31, 2009.

Other liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2008	2009
Deferred tax liabilities	$20,055	$23,213
Liabilities for derivative instruments	7,974	—
Environmental liabilities	3,431	3,314
Pension liabilities	2,902	3,061
Stock compensation liabilities – employees	1,100	1,024
Stock compensation liabilities – non-employees	693	786
Other long-term liabilities	445	745

Total	$36,600	$32,143

Research and development costs

Research and development costs are expensed as incurred. During the year ended December 31, 2009, the Company received an approximate $0.6 million research and development grant from the government of Ireland. This has been recorded as an offset to research and development expense for the year ended December 31, 2009.

Fair value measurements

On a recurring basis, we measure certain financial assets and liabilities at fair value based upon quoted market prices when available, or from discounted future cash flows. The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Measurement Type	Description
Level 1	Utilizes quoted market prices for identical assets or liabilities, principally in active brokered markets.

Level 2	Utilizes other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

Level 3	Utilizes unobservable inputs determined using management’s best estimate of inputs that a market participant would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Derivative instruments and hedging activities

The Company recognizes all derivatives on the balance sheet at fair value. The Company does not use derivative instruments for trading or speculative purposes. Changes in the fair value of derivative instruments for which the Company does not apply hedge accounting, as well as the ineffective portion of designated hedges, are recorded in earnings within other expense, net. Net realized gain (losses) related to derivative instruments in each of the years ended December 31, 2009, 2008, and 2007 were $0.4 million, ($4.1) million, ($0.3) million, respectively. Refer to Note 5.

The Company has in the past designated a derivative instrument as a cash flow hedge when the derivative hedged a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes correlating all derivatives that are designated as cash flow hedges to forecasted transactions.

The aggregate gain (loss) on hedging activities reported in accumulated other comprehensive (loss) income at December 31, 2009, 2008 and 2007 was $0, $(3.0) million, and $(4.1) million, respectively. No tax effect has been recorded for the gain (loss) on hedging activities due to the operating losses incurred by the Company and the full valuation allowance recorded by the Company on its deferred tax assets.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates. Valuation allowances are provided when we do not believe it to be more likely than not that the benefit of identified deferred tax assets will be realized. The Company records a liability to recognize the exposure related to uncertain income tax positions taken on returns that have been filed or that are expected to be taken in a tax return. The Company evaluates its uncertain tax positions based on a determination of whether, and how much of a, tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Refer to Note 10.

Stock-based compensation

The Company accounts for employee stock option awards and restricted stock awards using the grant date fair value of the award. The Company recognizes costs over the requisite service period for all stock option awards that vest over time, and when attainment of the associated performance criteria becomes probable for stock option awards that vest upon attainment of certain performance targets.

Revenue recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price from the buyer is fixed or determinable, and collectibility is reasonably assured. The Company generally records revenue when executed written arrangements or purchase orders exist with the customer that detail the price to be paid and transfer of product title and risk of loss has occurred.

Amounts billed for shipping and handling fees are classified within net sales in the consolidated statement of operations. Costs incurred for shipping and handling are classified as cost of sales. Shipping and handling fees and cost amounts were not significant for the years ended December 31, 2009, 2008, and 2007.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded. The estimate of future returns is based on pending returns and historical return data, among other factors.

Environmental costs

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated. Liabilities are recorded generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the recorded liabilities, as well as to identify other potential remediation sites that are presently unknown. As of December 31, 2009 and 2008 the Company had accrued environmental remediation liabilities of $3.3 million and $3.4 million, respectively.

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

Defined benefit pension plans

The Company recognizes the funded status of each of its defined benefit pension and postretirement plans as an asset or liability in the balance sheet. Changes in the funded status are recognized in the year in which changes occur through comprehensive income (loss). The funded status of each of our plans is measured as of the reporting date. As a result of adopting new accounting guidance in 2007, we have included in accumulated other comprehensive (loss) income previously unrecognized actuarial losses under these plans that existed at December 31, 2007. Refer to Note 9.

2.	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2009
Raw materials	$18,070	$16,249
Work-in-process	27,105	21,240
Finished goods	19,029	18,082

	$64,204	$55,571

3.	Goodwill and other intangible assets

The Company experienced a decline in net orthopedic sales during the fourth quarter of 2006. Management initially expected this decline to recover during the first half of 2007. During the first quarter of 2007, weakness in new product launches by our customers within the orthopedic market resulted in lower than planned orthopaedics sales, and an operating loss for this legacy reporting unit. In addition, the Company’s quarterly internal financial forecast process, which was completed during April 2007, indicated that the recovery in orthopaedics sales and operating profitability would take longer than originally anticipated. The Company determined that an evaluation of potential impairment of goodwill and other intangible assets for the orthopedic reporting unit was required as of March 31, 2007.

The Company also tested the long-lived assets of our Orthopedic reporting unit for recoverability as of March 31, 2007 and determined that the Customer Base and Developed Technology intangible assets were not recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets and recorded impairment charges. The fair value of the Customer Base intangible asset was determined to be $7.6 million using an excess earnings approach. The carrying value of the Customer Base intangible asset was $37.7 million, resulting in an impairment charge of $30.1 million. The fair value of the Developed Technology intangible asset was determined to be $0.4 million using the relief from royalty method. The carrying value of the Developed Technology intangible asset was $0.6 million, resulting in an impairment charge of $0.2 million.

As a result of the triggering event within the legacy Orthopedic reporting unit, we also tested for impairment the goodwill and other indefinite-lived intangible assets related to our Orthopedic reporting unit as of March 31, 2007. The fair value of the reporting unit was based on both an income approach and market approach, and was determined to be below its carrying value. We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Orthopedic reporting unit. As a result of this process, we determined that the implied fair value of goodwill for the Orthopedic reporting unit was $50.0 million. The carrying value of Orthopedic goodwill was $98.4 million, resulting in an impairment charge of $48.4 million. In addition, our Trademark intangible asset, which has an indefinite life, was subjected to impairment testing using a relief from royalty method. The fair value of the Trademark was determined to be $29.4 million. The carrying value of the Trademark was $33.0 million, resulting in an impairment charge of $3.6 million.

In the fourth quarter of 2007, we realigned our business into one segment and one reporting unit. In connection with our annual goodwill impairment test, we evaluated goodwill and other indefinite-lived intangible assets of the Company as of October 31, 2007. The fair value of the Company was based on both an income approach and market approach, and was determined to be below the carrying value of our stockholder’s equity. We then determined the implied fair value of goodwill by determining the fair value of all the assets and liabilities of the Company. As a result of this process, we determined that the fair value of goodwill for the Company was $629.9 million. The carrying value of goodwill was $798.8 million, resulting in an impairment charge of $168.9 million, which was recorded during the fourth quarter of 2007.

There was no goodwill impairment charges recorded in the years ending December 31, 2008 or 2009.

The following table summarizes the changes in goodwill (in thousands):

Balance, January 1, 2007	$847,213
Purchase price adjustments in 2007	(60)
Impairment charge in 2007	(217,299)

Balances, December 31, 2007, 2008 and 2009	$629,854

The tax basis of goodwill amortizable for federal income tax purposes is approximately $81.9 million at December 31, 2009 and 2008, respectively. The cumulative impairment charge since inception of the Company amounts to $217.3 million as of December 31, 2009.

Intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,210)	$8,781
Customer contracts and relationships	197,575	(56,190)	141,385
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(64,400)	$179,566

Intangible assets consisted of the following at December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(6,221)	$10,770
Customer contracts and relationships	197,575	(43,240)	154,335
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(49,461)	$194,505

Intangible asset amortization expense was $14.9 million for the years ended December 31, 2009 and 2008, and $15.5 million for the year ended December 31, 2007. Estimated intangible asset amortization expense in each of the years from 2010 through 2013, inclusive, approximates $14.9 million and $13.8 million in 2014.

4.	Long-term debt

Long-term debt consisted of the following at December 31, 2008 and 2009 (in thousands):

	December 31,
	2008	2009
Credit Facility:
Term loan, interest at 4.70% and 2.51% at December 31, 2008 and 2009	$388,000	$381,624
Revolving loan, interest at 2.71% and 2.51% at December 31, 2008 and 2009	16,000	—
Senior subordinated notes maturing on December 1, 2013, interest at 10.5%	305,000	305,000
Capital lease obligations	18	10

Total debt	709,018	686,634
Less—unamortized discount on senior subordinated notes	(2,482)	(1,977)
Less—current portion	(4,007)	(7)

Long term debt, excluding current portion	$702,529	$684,650

Term Loan and Revolving Credit Facility

As of December 31, 2009, the principal balance outstanding under our $400 million term loan was $381.6 million, and the maximum available borrowings under our revolving credit facility were $75.0 million. There were no amounts outstanding under the revolving credit facility as of December 31, 2009. The term loan contained interest only payments, with principal due and payable in full on November 22, 2012. At December 31, 2009 the Company had $8.8 million of letters of credit outstanding under the revolver and $58.2 million available for borrowings.

Outstanding borrowings under the term loan and revolving credit facility bore interest at variable rates. The Company had an option to select borrowing rates at the Alternative Bank Rate (“ABR”), defined in the applicable loan agreement as the greater of the Prime Rate or the Federal Funds rate plus 0.5%, or LIBOR. For the revolving credit facility (i) should the Leverage Ratio (as defined in the loan agreement) exceed 8.00 to 1.00, the “Applicable Rate”, as defined in the loan agreement, would be equal to 1.75% for ABR Loans and Swingline Loans and 2.75% for Eurodollar Loans (each as defined in the loan agreement), with a commitment fee of 0.50% for the unutilized portion of the revolving credit facility, (ii) should the Leverage Ratio exceed 7.00 to 1.00 but be equal to or less than 8.00 to 1.00, the Applicable Rate would be equal to 1.50% for ABR Loans and Swingline Loans and 2.50% for Eurodollar Loans, with a commitment fee of 0.50% for the unutilized portion of the revolving credit facility, or (iii) in all other cases the Applicable Rate and commitment fees will be as defined in the loan agreement. For the term loan, (i) for so long as the Leverage Ratio exceeded 8.00 to 1.00, the Applicable Rate was equal to 1.75% for ABR Loans and 2.75% for Eurodollar Loans, (ii) for so long as the Leverage Ratio exceeded 6.00 to 1.00 but was equal to or less than 8.00 to 1.00 the Applicable Rate was equal to 1.50% for ABR Loans and 2.50% for Eurodollar Loans and (iii) for so long as the Leverage Ratio was equal to or less than 6.00 to 1.00 the Applicable Rate would be equal to 1.25% for ABR Loans and 2.25% for Eurodollar Loans. Under both the term loan and revolving credit facility, the Company had an option to elect interest periods of one, three, six, nine or twelve months.

The Company was obligated for the payments of a commitment fee equal to 0.50% per annum on the average daily unused portion of the available commitments under the revolving credit portion of the facility. The commitment fee was payable quarterly in arrears and upon termination of the commitments, the fee was subject to reduction based upon the attainment of a specified leverage ratio. In addition, the Company was obligated for the payments of letter of credit fees on the average daily stated amount of all outstanding letters of credit equal to the then-applicable spread for LIBOR loans under the revolving credit facility, and of letter of credit fronting fees on the average daily stated amount of all outstanding letters of credit at 0.125% per annum, in each case payable quarterly in arrears and upon termination of the commitments under the revolving facility. Total amount of commitment and letter of credit fees paid to the lender during 2009, 2008, and 2007 amounted to $0.5 million, $0.4 million, and $0.4 million, respectively.

The term loan and the revolving credit facility and certain related hedging obligations to the lenders or their affiliates were guaranteed by Accellent Acquisition Corp. and by all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The loans, the guarantees and such hedging arrangements were secured by a first priority perfected lien, subject to certain exceptions, on substantially all of our and the guarantors’ existing and future properties and tangible and intangible assets, including a pledge of all of the capital stock held by such persons (other than certain capital stock of foreign subsidiaries).

The weighted average interest rates on the borrowings under our revolver were approximately 2.48%, 9.0%, and 5.5% for each of the years ending December 31, 2009, 2008 and 2007, respectively.

Refinancing of debt

In January 2010, the Company repaid the entire term loan balance of $381.6 million plus accrued interest unpaid thereon through the closing date (January 29, 2010) with proceeds of $400 million generated from the issuance of Senior Secured Notes (the “Senior Secured Notes”). The full amount of the Senior Secured Notes of $400 million was borrowed on the closing date. As a part of the refinancing, the Company terminated its revolving credit facility, which had available borrowings of up to $75 million, and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). There were no amounts outstanding under the liquidated revolving credit facility at the time of the refinancing. The Company did not draw on the ABL Revolver immediately upon closing.

The Company paid approximately $15.1 million of financing fees to unrelated third parties in connection with the refinancing. These costs were recorded as deferred financing fees. Deferred financing fees in the amount of $11.7 million and accumulated amortization of $5.9 million as of January 29, 2010 on the previously outstanding loan were charged to expense upon repayment. Accordingly, the loss on debt extinguishment was $5.8 million.

Pursuant to the closing of the sale of the Senior Secured Notes, the Company entered into an indenture agreement governing their issuance. The Senior Secured Notes were offered and sold pursuant to a Rule 144A offering. The Senior Secured Notes bear interest at 8 3/8% per annum and mature in 2017. Interest will be paid on a semi-annual basis on August 1 and February 1, commencing on August 1, 2010. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus the make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company will be required to make an offer to purchase each holder’s Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Secured Notes are subject to certain restrictions. The Senior Secured Notes and related guarantees are the Company’s and guarantors’ senior secured obligations and 1) rank senior in right of payment to any existing and future subordinated and unsecured indebtedness, including the Company’s existing senior subordinated notes; 2) rank equally in right of payment with all of the Company’s and guarantors’ existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Senior Secured Notes. The Company’s obligations under the Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries. All obligations under the Senior Secured Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into a new senior secured asset-based revolving credit facility (the “ABL Revolver”) pursuant to a credit agreement among the Company, a syndicate of financial institutions, and certain institutional lenders. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, with a maturity of five years. The borrowing base at any time is limited to certain percentages of eligible accounts receivable and inventories. Borrowings under the ABL Revolver will bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. All outstanding loans under the ABL Revolver are due and payable in full on the fifth anniversary of the closing date. All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the Senior Secured Notes. All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

The indenture that governs our Senior Secured Notes and the credit agreement that governs our ABL Revolver, contain restrictions on our ability, and the ability of our subsidiaries to (i) incur additional indebtedness or issue preferred stock, (ii) repay subordinated indebtedness prior to its stated maturity, (iii) pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments, (iv) make certain investments, (v) sell certain assets, (vi) create liens, (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates.

In addition, under the ABL Revolver, if our borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, we will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days.

A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should we be in such a scenario, could result in an event of default under the indenture that governs our Senior Secured Notes, the credit agreement that governs our ABL Revolver, or both, inn which case all amounts outstanding could become immediately due and payable.

Senior Subordinated Notes

On November 22, 2005, the Company issued $305.0 million of 10.5% Senior Subordinated Notes (the “Notes”) due on December 1, 2013. Interest on the Notes is payable on June 1st and December 1st of each year.

We have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2009, at redemption prices declining from 105.25% of their principal amount on December 1, 2009 to 100% of their principal amount on December 1, 2011, plus accrued and unpaid interest. We may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.5% of their principal amount, plus accrued and unpaid interest, within 90 days of the closing of an underwritten public equity offering. The Company has not exercised any of its redemption rights.

The Notes contain an embedded derivative in the form of a change of control put option. The put option allows the note holder to put back the note to the Company in the event of a change of control for cash equal to the value of 101% of the principal amount of the note, plus accrued and unpaid interest. The change of control put option is clearly and closely related to the Notes and is therefore not accounted for separately from the Notes.

The Notes, the existing Credit Facility and the Senior Secured Notes and the ABL Revolver contain limits on our and our subsidiaries’ ability to, among other things, pay dividends, redeem capital stock and make other restricted payments and investments, incur additional debt or issue preferred stock, enter into agreements that restrict our subsidiaries from paying dividends or other assets, engage in transactions with affiliates, sell assets, including capital stock of subsidiaries, and merge, consolidate or sell substantially all of our assets and the assets of our subsidiaries, among others. In addition, customary events of default including, but not limited to, failure to pay any principal, interest, fees or other amounts when due, material breach of any representation or warranty, covenant defaults, events of bankruptcy, cross defaults to other material indebtedness, invalidity of any guarantee, and unsatisfied judgments are contained in the collective agreements.

After giving effect to the refinancing transaction described above, annual minimum principal payments on our long-term debt are as follows (in thousands):

Year ending December 31:	Amount
2010	$7
2011	3
2012	—
2013	305,000
2014-2016	—
2017	400,000

Total	$705,010

Interest expense, net, as reported in the statement of operations for the years ended December 31, 2009, 2008 and 2007 has been offset by interest income of $39,547, $142,200 and $228,300, respectively.

5.	Derivative instruments

The Company maintained an interest rate swap and an interest rate collar agreements to mitigate exposures to changes in cash flows from movements in variable interest rates on its long term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which relate to the effective portion of the hedge were recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged cash flows affect earnings. Changes in the fair value of the interest rate swap which related to the ineffective portion of the interest rate swap were recorded in other expense, net. At December 31, 2009, the notional amount of our swap contract was $150.0 million, and decreased to $125.0 million on February 27, 2010. The swap contract will expire on November 27, 2010. We receive variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and are obligated to pay fixed interest rate payments at 4.85% during the term of the contract. Through September 30, 2009, every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount was reclassified from accumulated other comprehensive (loss) income to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition, when we determined the cash flow hedge did not meet our requirements for measuring effectiveness, we reclassified the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge. The Company’s policy requires the use of the Hypothetical Derivative Method.

In 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness at September 30, 2008, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006. As a result of this hedge ineffectiveness, the Company recognized in earnings the full change in fair value of the derivative instrument from the date the hedge was determined to be ineffective, July 1, 2008, through December 31, 2008. As a result of the ineffectiveness of the hedge in 2008, the Company began amortizing to earnings over the remaining contractual term of the swap, the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008. These accumulated losses amounted to $4.1 million and had been recorded in accumulated other comprehensive (loss) income.

Beginning January 1, 2009, the Company resumed application of hedge accounting as the interest rate swap was expected to be effective in future quarterly assessments. At September 30, 2009, the Company determined that hedge accounting was no longer appropriate, as the hedged forecasted cash flow transactions were no longer probable of occurring due to the potential refinancing of the underlying debt which occurred in January 2010. Accordingly, net losses of $2.0 million accumulated during the periods of historical effectiveness through September 30, 2009 and the derivative mark-to-market gain of $2.1 million for the year ended December 31, 2009, have been recorded in earnings during the year ended December 31, 2009. This totaled an approximate $0.1 million gain and is included in other expense, net, in the accompanying consolidated statements of operations. At December 31, 2009 and December 31, 2008, the fair value of the interest rate swap was $4.5 million and $7.7 million, respectively.

Through February 2009, in addition to the swap arrangement detailed above, the Company maintained an interest rate collar agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt. The Company’s interest rate collar arrangement expired during the three months ended March 31, 2009, at which time the realized gain of $0.3 million was recorded to other expense, net in the accompanying consolidated statement of operations.

The following table summarizes the balance sheet presentation of our derivative instruments:

	Fair Value of Derivative Instruments
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate contract designated as a hedging instrument	N/A	N/A	Other long- term liabilities	$7,689

Interest rate contract not designated as a hedging instrument	Current liabilities	$4,511	Other long- term liabilities	$285

The following reflects the changes to our derivative instruments (in thousands):

	2008	2009
Liability balance at January 1	$4,903	$7,974
Cash paid to settle derivative liability	(1,602)	(4,932)
Unrealized loss included in other expense, net	4,673	1,469

Liability balance at December 31	$7,974	$4,511

Cash paid to settle the derivative liability has been reported as a component of interest expense, net in the statement of operations for each of the years ended December 31, 2008 and 2009.

The following table summarizes the activity related to our derivative instrument designated as a cash flow hedge:

	Amount of gain/(loss) recognized in OCI (Effective portion) Year ended December 31		Amount of gain/(loss) reclassified from AOCI (Prior effective portion) Year ended December 31		Amount of gain/(loss) reclassified from AOCI (Current effective portion) Year ended December 31		Amount of gain/(loss) reclassified from AOCI (Ineffective portion) Year ended December 31
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate contract	$1,039	$(59)	$(3,038)	$(543)	$1,039	$(839)	$(30)	$—

The following table summarizes the activity related to our derivative instrument not designated as a hedge:

	Amount of gain/(loss) recognized in income Year ended December 31
	2009	2008
Interest rate contract gain recognized in other income (expense)	$285	$31

6.	Capital stock

The Company’s Board of Directors has authorized an aggregate number of common shares for issuance equal to 1,000 shares, $0.01 par value per share. Accellent Acquisition Corp. owns 100% of the capital stock of the Company, and Accellent Holdings Corp. owns 100% of the capital stock of Accellent Acquisition Corp.

In connection with the Acquisition, Accellent Holdings Corp. entered into a registration rights agreement with entities affiliated with KKR and entities affiliated with Bain (each a “Sponsor Entity” and together the “Sponsor Entities”) pursuant to which the Sponsor Entities are entitled to certain demand rights with respect to the registration and sale of their shares of Accellent Holdings Corp.

In connection with their employment, certain executives of the Company were required to make an investment in Accellent Holdings Corp. During the years ended December 31, 2009, 2008 and 2007 these investments totaled $0.8 million, $1.1 million and $0, respectively.

7.	Restructuring charges

The following table summarizes the amounts recorded related to restructuring activities, which is included in “Accrued expenses” in the Company’s consolidated balances sheets and “Restructuring charges” in our statement of operations (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2007	$1,737	$191	$1,928
Restructuring and integration charges incurred	706	23	729
Less: cash payments	(2,311)	(145)	(2,456)

Balance, December 31, 2007	132	69	201
Restructuring and integration charges incurred	2,499	—	2,499
Less: cash payments	(2,231)	—	(2,231)

Balance, December 31, 2008	400	69	469
Restructuring and integration charges incurred	5,080	647	5,727
Less: cash payments	(3,955)	(644)	(4,599)

Balance, December 31, 2009	$1,525	$72	$1,597

The accrued restructuring charges at December 31, 2009 are expected to be paid during fiscal year 2010 and are therefore classified as current liabilities in our consolidated balance sheet as of December 31, 2009. At December 31, 2009 there are no uncompleted plans at December 31, 2009 which will result in additional restructuring charges in 2010.

Q3 2009 Reduction in Force

During the three months ended September 30, 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements which included one- time termination benefits. As a result of this action, the Company recorded $1.0 million in restructuring charges during the year ended December 31, 2009.

Q2 2009 Reductions in Force and Facility Closure

During the three months ended June 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered one time termination benefits, which included severance arrangements and, in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The total one-time termination benefits approximated $1.2 million and were recorded over the employees’ remaining service period as the employees were required to stay through their termination date to receive benefits. During the year ended December 31, 2009, the Company recorded $1.2 million of costs related to these one-time termination benefits.

During the three months ended June 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined severance arrangements which included one time termination benefits. As a result of this action, the Company recorded $0.3 million in restructuring charges during the year ended December 31, 2009.

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Huntsville, Alabama. The facility closed in November 2009. In connection with the plan, all of the 60 employees were terminated in November 2009. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment as planned, should they remain with the Company through the planned termination date. The total one-time termination benefits approximated $1.2 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. During the year ended December 31, 2009, the Company recorded $1.2 million of costs related to these one-time termination benefits. In addition, during the year ended December 31, 2009 the Company recorded $0.7 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities.

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the potential impairment of the property and equipment at the facility. As a result, the carrying value of certain assets has been written down to their respective fair value, less selling costs, of $0.7 million at December 31, 2009. The resulting impairment charges, combined with losses on those assets that were sold prior to December 31, 2009, totaled $0.4 million for the year ended December 31, 2009 and are included in loss on disposal of property and equipment in the accompanying consolidated statements of operations. The fair value estimate was determined using a quoted price in a brokered market and is considered a level 2 estimate within the Company’s fair value hierarchy as discussed in Note 1 above.

Q1 2009 Reduction in Force

During the three months ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements which included one- time termination benefits. As a result of this action, the Company recorded $1.3 million in restructuring charges during the year ended December 31, 2009.

Q2 2008 Facility Closure

In June 2008, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Memphis, Tennessee. The facility was closed and the property was sold on October 9, 2008. In connection with the plan, a majority of the employees were terminated on or about September 30, 2008. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $0.9 million and were amortized over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. The total one-time termination benefits were recorded during the year ended December 31, 2008.

In connection with the closure, the building and equipment that was not transferred to other of our factories was sold during the year ended December 31, 2008. The Company recorded approximately $0.7 million of disposal losses on these sales.

Q1 2008 Reduction in Force

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.6 million in restructuring charges during the twelve months ended December 31, 2008.

2007 Reduction in Force

The Company recognized $0.7 million of restructuring charges during 2007. All restructuring charges consisted primarily of severance costs for the various cost reduction initiatives implemented during 2007.

8.	Stock award plans

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The 2005 Equity Plan requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are achieved upon the attainment of a specified level of targeted adjusted earnings performance “Adjusted EBITDA”, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in the specified calendar year but is achieved in a subsequent calendar year within the five year vesting period. At December 31, 2009 and 2008, the total number of shares authorized under the plan is 14,374,633. At December 31, 2009, 4,817,659 shares are available to grant under the 2005 Equity Plan. Awards are issued by Accellent Holdings Corp. and upon exercise are satisfied from shares authorized for issuance and not from treasury shares.

The Black-Scholes option pricing model used to value the Roll-Over options (as detailed below), Time-Based and Performance-Based options includes an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. at December 31 of each fiscal year, and each stock option measurement date based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock, and arm’s length sales of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp. common stock was $3.00 a share at December 31, 2009, 2008 and 2007, respectively.

Roll-Over options

In connection with the Acquisition, certain employees of the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The options have an exercise price of $1.25 per share. The Company may, at its option, elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates. As a result of these features, Roll-Over options are recorded as a liability until such options are exercised, forfeited, expired or settled. During 2007 the Company modified the Roll-Over options for certain employees leaving the Company. The modification extended the exercise period into 2008 and set the Company’s settlement obligation for these awards at $4.00 per share. The options were exercised during the first quarter of 2008.

The table below summarizes the activity relating to the Roll-Over options during the years ended December 31, 2007, 2008, and 2009:

	2007		2008		2009
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$16,814	4,305,358	$6,506	2,624,673	$1,100	619,466

Shares repurchased	(1,827)	(945,901)	(1,984)	(1,119,249)	(16)	(8,970)

Options exercised	(3,056)	(734,784)	(3,158)	(803,738)	(35)	(20,364)

Options forfeited	—	—	(144)	(82,220)	(24)	(13,742)

Change in fair value	(5,425)	—	(120)	—	(1)	—

Balance at December 31	$6,506	2,624,673	$1,100	619,466	$1,024	576,390

The Roll-Over options permit net settlement by the holder of the option and therefore no cash is required to be received by the Company upon exercise.

As of December 31, 2007, 2008 and December 31, 2009, the Roll-Over options have a weighted average fair value of $2.48, $1.78 and $1.78, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009
Expected term to exercise	2.86 years	2.25 years	1.56 years
Expected volatility	23.90%	24.79%	36.68%
Risk-free rate	3.18%	0.88%	0.91%
Dividend yield	0.0%	0.0%	0.0%

As of December 31, 2009, the weighted average remaining contractual life of the Roll-Over options was 2.4 years. The aggregate intrinsic value of the Roll-Over options was $0.3 million as of December 31, 2009.

Restricted Stock

During the year ended December 31, 2009 the Company did not grant any shares of restricted stock. During the year ended December 31, 2008 the Company granted 225,000 shares of restricted stock. Total non-cash compensation expense related to restricted stock awards during the years ended December 31, 2009, 2008 and 2007 was approximately $0.2 million, $0.3 million, and $49,000 respectively. All restricted stock awards had a fair value of $3.00 per share on the grant date. The expense associated with restricted stock grants is amortized over the holder’s requisite service period, generally from one to five years. Activity of unvested restricted stock for the year ended December 31, 2009 was as follows:

Shares of Restricted Stock
Balance, January 1, 2009	250,667
Restricted stock granted	—
Restricted stock vested	(60,667)
Restricted stock forfeited	(70,000)

Balance, December 31, 2009	120,000

At December 31, 2009, shares of restricted stock vested and expected to vest total 285,000. Vested restricted shares had no intrinsic value as of December 31, 2009. At December 31, 2009, the Company had $360,000 of unearned stock based compensation expense related to restricted stock that will be recognized over approximately 3.7 years.

Time based and performance based stock options

Stock option activity for the 2005 Equity Plan during the year ended December 31, 2009 is as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2009	6,808,045	$3.37
Granted	817,000	3.00
Exercised/ Repurchased	—	—
Forfeited	(2,255,126)	3.27

Outstanding at December 31, 2009	5,369,919	4.72

Vested or expected to vest at December 31, 2009	4,735,604	3.37

Exercisable at December 31, 2009	1,915,701	$3.35

Time-based and performance-based options granted during the years ended December 31, 2009, 2008 and 2007 have a weighted average grant date fair value per option of $0.80, $0.87 and $2.06, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Expected term to exercise	6.1 years	6.1 years	6.5 years
Expected volatility	30.19%	29.9%	36.7%
Risk-free rate	4.82%	4.13%	0.91%
Dividend yield	0.0%	0.0%	0.0%

Expected term to exercise is based on estimates made by management utilizing historical data and employment tenure. The Company and its parent company have no historical volatility since their shares have never been publicly traded. Accordingly, the volatility used has been estimated by management using volatility information from a peer group of publicly traded companies. The risk free rate is based on US Treasury rate for notes with terms best matching of the option’s expected term. The dividend yield assumption of 0.0% is based on the Company’s history and its expectation of not paying dividends on common shares. The requisite service period is five years from date of grant.

The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods than recognition on a straight-line method. For Performance-Based options, compensation expense is recorded when the achievement of performance targets is considered probable. During 2008, the Company amended certain employees’ incentive stock option agreements to modify the performance targets necessary to achieve vesting for performance based shares. The amendment was accounted for as a modification as an “improbable to probable” modification. Accordingly, compensation expense was determined using the fair value of the modified award at the date of the modification. As a result of the modification, certain performance based shares vested. If in the event that performance targets which were not modified become probable of being achieved in future periods, the Company will record stock-based compensation expense for the associated vested Performance-Based options.

As of December 31, 2009, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 7.68 years. Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2009.

As of December 31, 2009, the Company had approximately $0.8 million of unearned stock-based compensation expense that will be recognized over approximately 3.1 years based on the remaining weighted average vesting period of all Time Based awards and $2.2 million of unearned stock-based compensation expense that will be recognized over approximately 3.1 years based on the weighted average vesting period of all Performance Based awards.

Stock based compensation expense

Including each of the plans noted above, the Company’s stock based compensation expense (benefit) for the years ended December 31, 2007, 2008 and 2009 was as follows:

	(in thousands)
	2007	2008	2009
Roll-over option award mark to market adjustment	$(5,425)	$(120)	$(1)
Restricted stock awards	48	312	164
Performance based option awards	—	595	239
Time based option awards	(133)	228	215

	$(5,510)	$1,015	$617

Stock based compensation expense (benefit) was recorded in the consolidated statements of operations as follows:

	(in thousands)
	2007	2008	2009
Cost of sales	$(203)	$(7)	$103
Selling, general and administrative	(5,307)	1,022	514

	$(5,510)	$1,015	$617

Director’s Deferred Compensation Plan

Accellent Holdings Corp. maintains a Directors’ Deferred Compensation Plan (the “Directors’ Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual directors’ fees to a future date or dates. Any amounts deferred under the Directors’ Plan are credited to a phantom stock account. The number of phantom shares of common stock of Accellent Holdings Corp. credited to each director’s phantom stock account is determined based on the amount of the compensation deferred during any given year, divided by the then fair market value per share of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the fair market value per share of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors, or $3.00 at December 31, 2009. During the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense related the Directors’ Plan of $93,000, $120,000 and $120,000, respectively.

9.	Employee benefit plans

Defined Benefit Pension Plans

The Company has pension plans covering employees at two facilities, one in the United States (the “Domestic Plan”) and one in Germany (the “Foreign Plan”). Benefits for the Domestic Plan are provided at a fixed rate for each month of service. The Company’s funding policy is consistent with the minimum funding requirements of laws and regulations. For the Domestic Plan, plan assets consist of equity and fixed income investment funds. The Domestic Plan was frozen as to new participants in November 2006. The Foreign Plan is an unfunded frozen pension plan and is limited to covering employees hired before 1993.

Beginning on December 31, 2007, the Company recognized the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2007 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive (loss) income. The measurement date used in determining the projected benefit obligation was December 31, 2007, consistent with the plan sponsor’s fiscal year end. This recognition also resulted in the recognition of $513,219 of unrecognized net actuarial gain which was recorded as a component of accumulated other comprehensive (loss) income. As of December 31, 2009 and 2008 the Accumulated Benefit Obligation of the Company’s defined benefit pension plans totaled $3.1 million and $2.8 million, respectively.

The change in the projected benefit obligation is as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Benefit obligation at beginning of period	$3,383	$3,365	$3,164
Service cost	66	55	43
Interest cost	162	180	184
Actuarial gain	(385)	(233)	74
Currency translation adjustment	230	(87)	35
Benefits paid	(91)	(116)	(106)

Benefit obligation at end of period	$3,365	$3,164	$3,394

The change in Domestic Plan assets were as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Fair value of plan assets at beginning of year	$1,026	$1,052	$691
Actual return (loss) on plan assets	61	(310)	196
Employer contributions	17	17	75
Benefits paid	(52)	(68)	(60)

Fair value of plan assets at end of period	$1,052	$691	$902

A reconciliation of the accrued benefit cost for both the Domestic and Foreign Plans recognized in the financial statements is as follows (in thousands):

	December 31,
	2008	2009
Funded status	$(2,473)	$(2,492)
Unrecognized net actuarial gain	(217)	(173)

Accrued benefit obligation	(2,690)	(2,665)

Presented as other long-term liabilities	(2,473)	(2,492)
Accumulated other comprehensive income	(217)	(173)

Total	$(2,690)	$(2,665)

As of December 31, 2009, there was $173,000 of accumulated unrecognized net actuarial gain that has yet to be recognized as a component of net periodic benefit cost. Of this amount we expect to recognize approximately $22,000 in earnings as a component of net periodic benefit cost during the fiscal year ended December 31, 2010. We do not expect to be required to make any contributions to our funded plans in 2010.

Components of net periodic benefit cost for both the Domestic and Foreign Plan is as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Service cost	$66	$55	$43
Interest cost	162	180	184
Expected return of plan assets	(70)	(72)	(48)
Recognized net actuarial gain	—	(26)	(18)

	$158	$137	$161

Assumptions for benefit obligations at December 31 were as follows:

	2008	2009
Discount rate	5.82%	5.8%
Rate of compensation increase	3.0%	1.83%

Assumptions for net periodic benefit costs were as follows:

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Discount rate	5.45%	5.92%	5.82%
Expected long term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.0%	3.0%	1.83%

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

Estimated annual future benefit payments for both the Domestic and Foreign Plans for the next five fiscal years and the following five fiscal years are as follows:

Fiscal year	Amount (in thousands)
2010	$126
2011	131
2012	136
2013	138
2014	143
Five fiscal years thereafter	839

The fair values of the Company’s Domestic Plan’s assets at December 31, 2009 by asset category, classified according to the fair value hierarchy described in Note 1, are as follows:

		Fair value Measurements at December 31, 2009 Using:
	Total Carrying Value at December 31, 2009	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment Funds- Equity	$591	$591	$—	$—
Investment Funds- Fixed Income	311	311	—	—

	$902	$902	$—	$—

As of December 31, 2009, the Domestic Plan’s target asset allocation was as follows:

Asset Class	Target Allocation %
Domestic equity	60.0%
Fixed income	40.0%

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

In addition to the broad asset allocation described above, the following policies apply to the individual asset classes:

i) Fixed income investments shall be oriented toward investment grade securities rated “BBB” or higher. They are diversified among individual securities and sectors.

ii) Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

401(k) and Other Plans

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan. The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 6% of the employee’s gross salary. The Company’s matching contributions totaled approximately $2.2 million, $2.5 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also maintains a Supplemental Executive Retirement Pension Program (“SERP”) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $59,264, $31,059 and $106,505 for the years ended December 31, 2009, 2008 and 2007 respectively. The liability for the plan was $0.6 million, and $0.4 million as of December 31, 2009 and 2008, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

10.	Income taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2007, 2008 and 2009 were as follows (in thousands):

	Year ended December 31
	2007	2008	2009
Current
Federal	$—	$—	$39
State	650	292	261
Foreign	2,420	2,671	820
Deferred
Federal	923	2,559	2,590
State	1,398	(703)	(113)
Foreign	—	(130)	(21)

Total provision	$5,391	$4,689	$3,576

Income before income taxes included income from foreign operations of $4.4 million, $11.1 million, and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated statements of operations for the years ended December 31 2007, 2008 and 2009 were as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
Expected tax expense (benefit) at statutory rate	$(94,321)	$(3,019)	$849
Change in valuation allowance on deferred tax assets	17,735	1,487	2,806
State taxes, net of federal benefit	(1,969)	292	170
Foreign rate differential	(965)	(1,197)	(669)
Repatriation of earnings	—	1,693	1,575
Goodwill impairment	86,679	—	—
Changes in reserves for uncertain tax positions	—	—	(682)
Stock options	(1,899)	166	83
Return to provision and other adjustments	131	5,267	(556)

Tax provision	$5,391	$4,689	$3,576

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2009 (in thousands):

	December 31,
	2008	2009
Deferred tax assets
Operating loss carryforwards	$107,323	$108,189
Environmental liabilities	1,310	1,285
Accrued compensation	4,915	3,111
Inventory and accounts receivable reserves	3,763	4,188
Restructuring costs	178	633
Other	7,330	7,906

Total deferred tax asset	124,819	125,312

Deferred tax liabilities:
Depreciation	(13,543)	(12,600)
Intangibles	(69,843)	(71,610)

Total deferred tax liabilities	(83,386)	(84,210)
Valuation allowance	(61,294)	(64,100)

Total net deferred tax liability	$(19,861)	$(22,998)

The Company’s deferred income tax expense results primarily from the different book and tax treatment for a portion of the Company’s goodwill and the Company’s trade name intangible asset, “the amortizing tax intangibles”. For tax purposes, the amortizing tax intangibles acquired in taxable asset transactions are subject to annual amortization, which reduces their tax basis. Such assets are not amortized for financial reporting purposes, which gives rise to a different book and tax basis. The lower taxable basis of the amortizing tax intangibles would result in higher taxable income upon any future disposition of the underlying business. Deferred taxes are recorded to reflect the future incremental taxes from the basis differences that would be incurred upon a future sale. This amount is included as a deferred tax liability in the table above within “Intangibles” and totals $20.1 and $23.2 million at December 31 2008 and December 31 2009, respectively.

At December 31, 2009, the Company has federal net operating loss (“NOL”) carryforwards of approximately $280.0 million expiring at various dates through 2029. Approximately $216.6 million of these carryforwards were acquired in the Acquisition. If not utilized, these carryforwards will begin to expire in 2018. Such losses are also subject to limitations of Internal Revenue Code, Section 382, which in general provides that utilization of NOL’s is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such an ownership change occurred upon the consummation of the Acquisition. Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Acquisition. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards, as well as research and development credits that can be utilized to offset future taxable income.

The Company's federal NOL carryforward for tax return purposes is $21.0 million greater than its federal NOL for financial reporting purposes due to $12.7 million of unrecognized tax benefits as well as $8.3 million of unrealized excess tax benefits generated during 2007, 2008, and 2009 for share-based compensation awards. The tax benefit of the share-based compensation awards would be recognized for financial statement purposes through additional paid-in capital, in the period in which the tax benefit reduces income taxes payable.

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2009 and 2008. Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for valuation allowances on substantially all of the its net deferred tax assets, after considering that deferred tax liabilities for indefinite lived intangibles and goodwill will not provide for reversing for reversing temporary items that are a source of income.

The increases in the valuation allowance from $31.3 million at December 31, 2006 to $59.8 million at December 31, 2007, to $61.3 million at December 31, 2008, and from $61.3 million at December 31, 2008 to $64.1 million at December 31, 2009 relate to the increases in the net deferred tax assets for which the Company has provided a substantially full valuation allowance.

As of December 31, 2009, the Company has not accrued deferred income taxes on $7.4 million of unremitted earnings from foreign subsidiaries as such earnings are expected to be permanently reinvested outside of the U.S.

The Company adopted new accounting guidance for uncertain tax positions on January 1, 2007. The adoption of this guidance increased our estimated tax liabilities by $0.5 million and was recorded to the beginning balance of accumulated deficit as of January 1, 2007.

The change in unrecognized tax benefits for the years ended December 31, 2007, 2008 and 2009 is as follows (in thousands):

	2007	2008	2009
Balance at January 1	$3,450	$9,360	$8,680
Gross increases for tax positions taken in prior periods	5,614	184	277
Gross decreases for tax positions taken in prior periods	—	(471)	—
Gross increases for tax positions taken in current period	676	179	120
Lapse of statute of limitations	(380)	(572)	(944)

Balance at December 31	$9,360	$8,680	$8,133

Substantially all of the $8.1 million of the reserve for uncertain tax positions at December 31, 2009 would impact the effective tax rate if recognized in a future period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recorded income tax (benefit) expense of approximately ($95,000) and $57,000, $136,000 and $12,000, and $139,000 and $20,000 for interest and penalties, respectively. The Company maintains balances for accrued interest and accrued penalties of $365,000 and $120,000, and $465,000 and $58,000, relating to unrecognized tax benefits as of December 31, 2009 and 2008, respectively.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2009, inclusive, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if such net operating loss carryforwards are utilized, notwithstanding that the statute for assessment may have closed.

11.	Related-party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the years ended December 31, 2009 and 2008, the Company incurred management fees and expenses with KKR of $1.2 million each year. During the year ended December 31, 2007, the Company incurred management fees and expenses with KKR of $1.1 million. As of December 31, 2009 and 2008, the Company owed KKR $0.3 million and $0.6 million for unpaid management fees which are included in accrued expenses in the accompanying consolidated balance sheet. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. For the years ended December 31, 2008 and 2007, the Company incurred $1.1 million and $1.8 million, respectively, of integration consulting fees for the services of KKR-Capstone. There were no such fees incurred during 2009. For the year ended December 31, 2008, approximately $0.7 million was paid in common stock of AHC to Capstone in settlement of a portion of their fees. At December 31, 2009 and 2008, the Company owed Capstone $0.3 million, which is payable in common stock of AHC.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net revenues from sales to Biomet, Inc. during the years ended December 31, 2009, 2008 and 2007 totaled $1.2 million, $3.5 million, and $4.1 million, respectively. At December 31, 2009 and 2008, accounts receivable due from Biomet aggregated $0.2 and $0.4 million, respectively.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million in fees in connection with this agreement for the year ended December 31, 2009.

12.	Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-

cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. As part of efforts to lower TCE emissions, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility. However, this process will not reduce our TCE emissions to the levels required should a new standard become law.

At December 31, 2009 and 2008, the Company had a long-term liability of $3.3 million and $3.4 million, respectively, primarily related to the Collegeville site. The Company has prepared estimates of its potential liability, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

13.	Fair value measurements

Financial Instruments

As detailed in Note 8, the Company uses the Black-Scholes option pricing model to determine the fair value of its liability for roll-over option awards. A roll-forward of the change in fair value for this financial instrument, as determined using level 3 inputs, and the significant assumptions used in estimating the roll-over options’ fair value, are also contained in Note 8.

As discussed in Note 5, the Company maintains derivative contracts, primarily interest rate swap and collar contracts. These contracts are valued using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates.

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 determined using
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$33,785	$33,785	$—	$—

Liability for Roll-Over options	1,024	—	—	1,024

Liability for derivative instruments	$4,511	$—	$—	$4,511

		Fair Value Measurements at December 31, 2008 determined using
	Total Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,525	$14,525	$—	$—
Liability for Roll-Over options	1,100	—	—	1,100
Liability for derivative instruments	$7,974	$—	$—	$7,974

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•	Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values based on the short-term nature of these items.

•

Borrowings under the Amended Credit Agreement: Borrowings under the Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•

Borrowings under the Senior Subordinated Notes—2013—Borrowings under the Senior Subordinated Notes—2013 have a fixed rate. The Company intends to carry the Notes until their maturity. At December 31, 2009, the fair value of the Senior Subordinated Notes – 2013, based on a quoted market for them, was 98% or $299 million compared to the carrying value of $305 million.

14.	Business segment

For the year ended December 31, 2007, 2008, and 2009, approximately 95%, 95% and 94%, respectively, of our sales were derived from medical device customers with the balances being derived from other customers.

The following table presents net sales by country or geographic region based on the location of the customer and in order of significance for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009
Net sales:
United States	$396,407	$437,217	$399,324
Ireland	26,000	26,415	29,701
Germany	20,601	23,831	17,014
United Kingdom	5,322	10,429	6,382
Sweden	1,519	5,799	6,118
France	3,968	2,532	4,204
Netherlands	3,078	2,948	1,430
Other Western Europe	2,244	3,061	5,101
Asia Pacific	2,694	3,120	4,049
Central and South America	5,513	4,345	3,529
Eastern Europe	3,740	4,793	641
Other	595	986	1,300

Total	$471,681	$525,476	$478,793

Property, plant and equipment, based on the location of the assets, were as follows (in thousands):

	December 31,
	2008	2009
Property, plant and equipment:
United States	$116,812	$107,561
United Kingdom	389	357
Germany	4,018	4,449
Ireland	5,603	4,903
Mexico	638	706

Total	$127,460	$117,976

15.	Commitments and contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2018, which are accounted for as operating leases.

Aggregate rental expense for the years ended December 31, 2009, 2008 and 2007 was $7.7, $7.5 and $7.2 million respectively. Future minimum rental commitments under all operating leases is as follows (in thousands):

Year	Amount
2010	$6,026
2011	4,773
2012	3,112
2013	2,469
2014	1,542
Thereafter	5,091

Total	$23,013

The Company is involved in various legal proceedings in the ordinary course of business, including the environmental matters described in Note 12. In the opinion of management, the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

16.	Supplemental guarantor condensed consolidating financial statements

On November 22, 2005, the Company issued $305,000,000 in principal amount of 10.5% Senior Subordinated Notes due 2013. In connection with the issuance, all of its 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) have guaranteed on a joint and several, full and unconditional basis, the repayment of the indebtedness. Certain foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed such debt.

The following tables present the condensed consolidating balance sheets of the Company (“Parent”), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2009 and December 31, 2008 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

Condensed Consolidating Balance Sheets

December 31, 2009 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$31,739	$2,046	$—	$33,785
Receivables, net	—	42,571	2,514	(270)	44,815
Inventories	—	53,096	2,475	—	55,571
Prepaid expenses and other	111	3,717	180	—	4,008

Total current assets	111	131,123	7,215	(270)	138,179
Property, plant and equipment, net	—	107,918	10,058	—	117,976
Intercompany receivable, net	—	148,914	19,734	(168,648)	—

Investment in subsidiaries	348,883	31,665	—	(380,548)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	179,566	—	—	—	179,566
Deferred financing costs and other assets	12,251	896	253	—	13,400

Total assets	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	10	22,992	961	(53)	23,910
Accrued liabilities	8,836	20,375	2,559	(21)	31,749

Total current liabilities	8,846	43,374	3,520	(74)	55,666
Note payable and long-term debt	853,494	—	—	(168,844)	684,650
Other long-term liabilities	1,809	28,259	2,075	—	32,143

Total liabilities	864,149	71,633	5,595	(168,918)	772,459
Equity	306,516	348,883	31,665	(380,548)	306,516

Total liabilities and equity	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Condensed Consolidating Balance Sheets

December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12,379	$2,146	$—	$14,525
Receivables, net	—	48,313	2,621	(210)	50,724
Inventories	—	61,086	3,118	—	64,204
Prepaid expenses and other	117	3,499	338	—	3,954

Total current assets	117	125,277	8,223	(210)	133,407
Property, plant and equipment, net	—	117,201	10,259	—	127,460
Intercompany receivable, net	—	89,476	15,278	(104,754)	—
Investment in subsidiaries	285,138	27,322	—	(312,460)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	194,505	—	—	—	194,505
Deferred financing costs and other assets	16,225	1,159	121	—	17,505

Total assets	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Current portion of long-term debt	$4,000	$7	$—	$—	$4,007
Accounts payable	—	21,869	1,603	(187)	23,285
Accrued liabilities	5,063	26,066	3,008	—	34,137

Total current liabilities	9,063	47,942	4,611	(187)	61,429
Note payable and long-term debt	807,295	11	—	(104,777)	702,529
Other long-term liabilities	7,308	27,344	1,948	—	36,600

Total liabilities	823,666	75,297	6,559	(104,964)	800,558
Equity	302,173	285,138	27,322	(312,460)	302,173

Total liabilities and equity	$1,125,839	$360,435	$33,881	$(417,424)	$1,102,731

Condensed Consolidating Statements of Operations

Year ended December 31, 2009 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$455,354	$24,198	$(759)	$478,793
Cost of sales	—	331,865	16,677	(759)	347,783
Selling, general and administrative expenses	94	44,958	2,673	—	47,725
Research and development expenses	—	1,912	152	—	2,064
Restructuring charges	—	5,705	22	—	5,727
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	860	106	—	966

(Loss) income from operations	(15,033)	70,054	4,568	—	59,589
Interest expense, net	(56,644)	72	3	—	(56,569)
Other expense, net	425	(806)	(133)	—	(514)
Equity in earnings of affiliates	70,182	3,815	—	(73,997)	—
Provision for income taxes	—	(2,953)	(623)	—	(3,576)

Net (loss) income	$(1,070)	$70,182	$3,815	$(73,997)	$(1,070)

Condensed Consolidating Statements of Operations

Year ended December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$494,665	$31,869	$(1,058)	$525,476
Cost of sales	—	366,999	20,202	(1,058)	386,143
Selling, general and administrative expenses	120	55,550	3,144	—	58,814
Research and development expenses	—	2,063	861	—	2,924
Restructuring charges	—	2,499	—	—	2,499
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	814	260	—	1,074

(Loss) income from operations	(15,059)	66,740	7,402	—	59,083
Interest expense, net	(65,172)	(100)	15	—	(65,257)
Other expense, net	(4,111)	532	1,126	—	(2,453)
Equity in earnings of affiliates	71,026	6,181	—	(77,207)	—
Provision for income taxes	—	(2,327)	(2,362)	—	(4,689)

Net (loss) income	$(13,316)	$71,026	$6,181	$(77,207)	$(13,316)

Condensed Consolidating Statements of Operations

Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$443,495	$28,918	$(732)	$471,681
Cost of sales	—	332,641	18,020	(732)	349,929
Selling, general and administrative expenses	120	49,639	2,695	—	52,454
Research and development expenses	—	2,058	507	—	2,565
Merger related costs	—	(67)	—	—	(67)
Restructuring charges	—	729	—	—	729
Amortization of intangibles assets	15,506	—	—	—	15,506
Loss on disposal of property and equipment	—	83	262		345
Impairment of goodwill and other intangible assets	251,253	—	—	—	251,253

(Loss) income from operations	(266,879)	58,412	7,434	—	(201,033)
Interest expense, net	(67,343)	(36)	12	—	(67,367)
Other expense, net	(347)	(926)	183	—	(1,090)
Equity in earnings of affiliates	59,688	5,881	—	(65,569)	—
Provision for income taxes	—	(3,643)	(1,748)	—	(5,391)

Net (loss) income	$(274,881)	$59,688	$5,881	$(65,569)	$(274,881)

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2009 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,774)	$101,406	$5,847	$—	$55,479

Cash flows from investing activities:
Capital expenditures	—	(15,000)	(1,434)	—	(16,434)
Proceeds from sale of equipment	—	1,016	—	—	1,016
Proceeds from payment of note receivable	—	1,268	—	—	1,268

Net cash used in investing activities	—	(12,716)	(1,434)	—	(14,150)

Cash flows from financing activities:
Borrowings		—	—	—	—
Repayments	(22,376)	(8)	—	—	(22,384)
Repurchase of parent company stock	(16)	—	—	—	(16)
Deferred financing fees	(10)	—	—	—	(10)
Proceeds from sale of stock	239	—	—	—	239
Intercompany receipts (advances)	73,937	(69,481)	(4,456)	—	—

Cash flows provided by (used for) financing activities	51,774	(69,489)	(4,456)	—	(22,171)

Effect of exchange rate changes in cash	—	159	(57)	—	102
Net increase (decrease) in cash and cash equivalents	—	19,360	(100)	—	19,260
Cash and cash equivalents, beginning of year	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of year	$—	$31,739	$2,046	$—	$33,785

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2008 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,753)	$91,737	$10,012	$—	$41,996

Cash flows from investing activities:
Capital expenditures	—	(15,610)	(1,753)	—	(17,363)
Proceeds from sale of equipment	—	1,623	6	—	1,629

Net cash used in investing activities	—	(13,987)	(1,747)	—	(15,734)

Cash flows from financing activities:
Borrowings	39,000	—	—	—	39,000
Repayments	(54,000)	(155)	—	—	(54,155)
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)
Proceeds from sale of stock	138	—	—	—	138
Intercompany receipts (advances)	76,599	(69,016)	(7,583)	—	—

Cash flows provided by (used for) financing activities	59,753	(69,171)	(7,583)	—	(17,001)

Effect of exchange rate changes in cash	—	(176)	(248)	—	(424)
Net increase (decrease) in cash and cash equivalents	—	8,403	434	—	8,837
Cash and cash equivalents, beginning of year	—	3,976	1,712	—	5,688

Cash and cash equivalents, end of year	$—	$12,379	$2,146	$—	$ 14,525

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2007 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(67,745)	$69,484	$6,479	$—	$8,218

Cash flows from investing activities:
Capital expenditures	(151)	(20,870)	(2,931)	—	(23,952)
Proceeds form sale of equipment	—	142	4	—	146

Net cash used in investing activities	(151)	(20,728)	(2,927)	—	(23,806)

Cash flows from financing activities:
Borrowings	74,000	—	—	—	74,000
Repayments	(54,230)	167	—	—	(54,063)
Deferred financing fees	(1,657)	—	—	—	(1,657)
Intercompany advances	49,783	(45,651)	(4,132)	—	—

Cash flows provided by (used for) financing activities	67,896	(45,484)	(4,132)	—	18,280

Effect of exchange rate changes in cash	—	11	239	—	250
Net increase (decrease) in cash and cash equivalents	—	3,283	(341)	—	2,942
Cash and cash equivalents, beginning of year	—	693	2,053	—	2,746

Cash and cash equivalents, end of year	$—	$3,976	$1,712	$—	$5,688

ACCELLENT INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2009, 2008 and 2007

(in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2009	$534	$712	$—	$(136)	$1,110
Year ended December 31, 2008	$568	$259	$—	$(293)	$534
Year ended December 31, 2007	$851	$(64)	$—	$(219)	$568

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Net Sales	Other	Returns Processed	Balance at End of Period
Reserve for sales returns:
Year ended December 31, 2009	$620	$5,819	$—	$(5,211)	$1,228
Year ended December 31, 2008	$644	$6,689	$—	$(6,713)	$620
Year ended December 31, 2007	$1,062	$6,548	$—	$(6,966)	$644

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of October 7, 2005, by and between Accellent Inc. and Accellent Acquisition Corp. (incorporated by reference to Exhibit 99.2 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

2.2	Voting Agreement, dated as of October 7, 2005, by and among Accellent Inc., Accellent Acquisition Corp. and certain stockholders of Accellent Inc. (incorporated by reference to Exhibit 99.3 to Accellent Corp.’s Current Report on Form 8-K, filed on October 11, 2005 (file number 333-118675)).

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470))

4.1	Indenture, dated as of November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.2	Exchange and Registration Rights Agreement, dated November 22, 2005, among Accellent Inc., the subsidiary guarantors named therein and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

4.3	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.4	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.5	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent.

4.6	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent.

10.1	Credit Agreement, dated November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse First Boston, as syndication agent and Lehman Commercial Paper Inc., as documentation agent (incorporated by reference to Exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-118675)).

10.2	Amendment No. 1 to Credit Agreement, dated April 27, 2007, among Accellent Acquisition Corp., Accellent Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Ex. 99.1 to Accellent Inc.’s Current Report on Form 8-K, filed on April 30, 2007 (file number 333-130470))

10.3	Guarantee, dated as of November 22, 2005, among Accellent Acquisition Corp., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.4	Pledge Agreement, dated as of November 22, 2005, among Accellent Acquisition Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Security Agreement, dated as of November 22, 2005, among Accellent Holdings Corp., Accellent Merger Sub Inc., Accellent Inc., the subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Accellent Corp.’s Current Report on Form 8-K, filed on November 29, 2005 (file number 333-130470)).

10.6*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.8*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.10*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.11	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.12	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.13	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.14	Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of Machining Technology Group, LLC (incorporated by reference to Exhibit 10.17 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.15*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001)

10.16*	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.17*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.18*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470))

10.19*	Employment Agreement, dated October 9, 2007, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on October 11, 2007 (file number 333-130470)).

10.20*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Robert E. Kirby (incorporated by reference to Exhibit 10. 24 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.21*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.23*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer

10.24	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.25	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent.

10.26	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent .

10.27	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.