Form 10-Q
period 2010-03-31
ACCELLENT INC
filed 2010-05-17
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$43,659	$33,785
Accounts receivable, net of allowances of $2,339 and $2,338 as of March 31, 2010 and December 31, 2009, respectively	53,957	44,815
Inventory	62,600	55,571
Prepaid expenses and other current assets	3,693	4,008

Total current assets	163,909	138,179

Property, plant and equipment, net	115,614	117,976
Goodwill	629,854	629,854
Other intangible assets, net	175,831	179,566
Deferred financing costs and other assets, net	18,364	13,400

Total assets	$1,103,572	$1,078,975

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$7	$7
Accounts payable	27,593	23,910
Accrued payroll and benefits	8,513	6,701
Accrued interest	17,107	4,336
Accrued expenses and other current liabilities	17,425	16,201
Liability for derivative instrument	3,602	4,511

Total current liabilities	74,247	55,666

Long-term debt	700,591	684,650
Other liabilities	32,100	32,143

Total liabilities	806,938	772,459

Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	635,384	635,368

Accumulated other comprehensive (loss) income	(94)	1,985

Accumulated deficit	(338,656)	(330,837)

Total stockholder’s equity	296,634	306,516

Total liabilities and stockholder’s equity	$1,103,572	$1,078,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$122,680	$126,349
Cost of sales (exclusive of amortization)	90,405	91,465

Gross profit	32,275	34,884

Operating expenses:
Selling, general and administrative expenses	13,251	13,715
Research and development expenses	679	679
Restructuring charges	—	1,337
Amortization of intangible assets	3,735	3,735
Loss on disposal of property and equipment	—	40

Total operating expenses	17,665	19,506

Income from operations	14,610	15,378

Other income (expense), net:
Interest expense, net	(17,424)	(15,002)
Loss on debt extinguishment	(5,791)	—
Other income, net	2,267	956

Total other income (expense), net	(20,948)	(14,046)

(Loss) income before income taxes	(6,338)	1,332

Provision for income taxes	1,481	723

Net (loss) income	$(7,819)	$609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(in thousands)

	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net (loss) income	$(7,819)	$609

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,345	9,103
Amortization of debt discounts and deferred financing charges	958	1,049
Bad debt expense	15	77
Restructuring charges, net of payments	(1,009)	587
Deferred income tax expense	731	398
Non-cash compensation expense	40	118
Change in fair value of derivative instruments	(909)	185
Loss on disposal of property and equipment	—	40
Loss on debt extinguishment	5,791	—
Changes in operating assets and liabilities:
Accounts receivable	(9,342)	(2,174)
Inventory	(7,197)	4,998
Prepaid expenses and other current assets	340	(644)
Accounts payable, accrued expenses and other operating liabilities	18,770	9,528

Net cash provided by operating activities	9,714	23,874

Cash flows from investing activities:
Capital expenditures	(3,807)	(4,038)
Proceeds from sale of property and equipment	—	11

Net cash used in investing activities	(3,807)	(4,027)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—
Principal payments on long-term debt	(381,626)	(5,378)
Payment of deferred financing fees	(11,646)	—

Net cash provided by (used in) financing activities	4,124	(5,378)

Effect of exchange rate changes on cash and cash equivalents	(157)	(259)

Net increase in cash and cash equivalents	9,874	14,210
Cash and cash equivalents, beginning of period	33,785	14,525

Cash and cash equivalents, end of period	$43,659	$28,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,597	$6,534
Cash paid for income taxes	$149	$401
Deferred financing fees charges included in accounts payable	$396	$—
Property and equipment purchases included in accrued expenses	$495	$976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

1.	Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

There have been no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, nor were there any significant changes resulting from the adoption of new accounting pronouncements.

Customer Concentration

During the three months ended March 31, 2010 and 2009, our 10 largest customers accounted for approximately 65% and 72% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of consolidated net sales during the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, Customer A accounted for 21% and 19% of net sales, respectively, Customer B accounted for 15% and 14% of net sales, respectively, and Customer C accounted for 10% of net sales in each period.

Reclassification

Certain amounts in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 have been reclassified to conform to the current year presentation. Specifically, losses on the disposal of property and equipment totaling $40,000 for the three months ended March 31, 2009 were previously reported as a part of “other income, net” within Other income (expense), net, but are now properly reported within operating expenses in the accompanying unaudited condensed consolidated statements of operations. The amount was immaterial for the three months ended March 31, 2009.

2.	Inventories

Inventories at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$16,220	$16,249
Work-in-process	29,324	21,240
Finished goods	17,056	18,082

Total	$62,600	$55,571

3.	Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the three months ended March 31, 2010 and 2009.

The Company reports all amortization expense related to finite lived intangible assets on a separate line in our unaudited condensed consolidated statement of operations. For the three months ended March 31, 2010 and 2009, the Company incurred amortization expense related to cost of sales and selling, general and administrative expenses, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cost of sales	$497	$497
Selling, general and administrative	3,238	3,238

Total amortization	$3,735	$3,735

Intangible assets consisted of the following at March 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,706)	$8,285
Customer contracts and relationships	197,575	(59,429)	138,146
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,996	$(68,135)	$175,831

Intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,210)	$8,781
Customer contracts and relationships	197,575	(56,190)	141,385
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,996	$(64,400)	$179,566

Estimated intangible asset amortization expense for the remainder of 2010 total approximately $11.2 million. Estimated intangible asset amortization expense in each of 2011, 2012 and 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014.

4.	Long-term debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$—
Senior subordinated notes maturing on December 1, 2013, interest at 10.5%	305,000	305,000
Term loan, interest at 2.51% at December 31, 2009	—	381,624
Capital lease obligations	8	10

Total debt	705,008	686,634
Less—unamortized discount	(4,410)	(1,977)
Less—current portion	(7)	(7)

Long term debt, excluding current portion	$700,591	$684,650

In January 2010, the Company repaid the existing balance of its then outstanding term loan totaling $381.6 million plus accrued interest unpaid thereon through the closing date (January 29, 2010) with the proceeds from the sale of $400 million of Senior Secured Notes (the “Senior Secured Notes”) (the “Refinancing”). The Senior Secured Notes were sold at a discount to face value, or 99.349% of their face value. The aggregate discount totaled $2.6 million. The discount is being amortized to earnings using the effective interest method over the life of the Senior Secured Notes, or through February 2017, and is being recorded as non cash interest within interest expense, net in the accompany unaudited condensed consolidated statement of operations. The total non-cash interest recorded during the three months ended March 31, 2010 related to the discount on the Senior Secured Notes was approximately $45,000.

In connection with the Refinancing, the Company terminated its existing revolving credit facility, and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to customary borrowing base limitations. There were no amounts outstanding under the terminated revolving credit facility at the time of the Refinancing.

The Company incurred approximately $12.1 million of financing fees to unrelated third parties in connection with the Refinancing. These costs were recorded as deferred financing fees. Deferred financing fees of approximately $14.4 million and accumulated amortization thereon of approximately $8.6 million at the closing date related to the then outstanding term loan and revolving credit facility were charged to expense in connection with the Refinancing. The resulting loss on debt extinguishment totaled approximately $5.8 million and is included within Other (expense) income, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2010.

Upon sale of the Senior Secured Notes, the Company entered into an indenture agreement governing their issuance. The Senior Secured Notes were offered and sold pursuant to a Rule 144A offering, bear interest at 8 3/8% per annum and mature in 2017. Interest is payable semi-annually on August 1 and February 1, commencing August 1, 2010. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus the make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company will be required to make an offer to purchase each holder’s Senior Secured Note at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Company has determined that none of these features of the Senior Secured Notes constitutes a derivative instrument as they are within the control of the Company, or our parent and we do not expect a change in control event to occur. .

The Senior Secured Notes are subject to certain restrictions. The Senior Secured Notes and related guarantees are the Company’s and guarantors’ senior secured obligations and 1) rank senior in right of payment to any existing and future subordinated and unsecured indebtedness, including the Company’s existing senior subordinated notes; and 2) rank equally in right of payment with all of the Company’s and guarantors’ existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Senior Secured Notes. The Company’s obligations under the Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries (refer to Note 14). All obligations under the Senior Secured Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the “ABL Revolver” pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus  1 /2 of 1% and (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest costs on any outstanding principal under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. All outstanding loans under the ABL Revolver are due and payable in full in January 2015. All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized, direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the Senior Secured Notes (refer to Note 14). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

The indenture that governs our Senior Secured Notes and the credit agreement that governs our ABL Revolver, contain restrictions on our ability, and the ability of our subsidiaries: to (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates.

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

A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should we be in such a scenario, could result in an event of default under the indenture that governs our Senior Secured Notes, the credit agreement that governs our ABL Revolver, or both, in which case all amounts outstanding could become immediately due and payable.

In connection with the Refinancing, our interest rate swap agreement was amended as to the counter-party and the fixed rate of interest we pay increased to 4.981%. All other terms remained consistent.

At March 31, 2010, there are no amounts outstanding under the ABL Revolver and our aggregate borrowing capacity was $33.2 million, after giving effect to outstanding letters of credit totaling $10.7 million and the amount of the swap liability reflected as a pari passu borrowing on the ABL Revolver.

5.	Derivative instruments

The Company maintains an interest rate swap agreement that, through January 29, 2010, the closing date of the Refinancing, was used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt.

At March 31, 2010, the notional amount of our swap agreement was $125.0 million and it will expire on November 27, 2010. In connection with the Refinancing, the swap was amended as to the counter-party. Through maturity, we will receive variable rate payments (equal to the three-month LIBOR rate) and are obligated to pay fixed interest rate payments at 4.981% of the notional amount outstanding.

At March 31, 2010, the Company has determined that hedge accounting is not appropriate, as the hedged forecasted cash flow transactions, as determined at the outset of the swap contract, no longer occur due to the Refinancing (refer to Note 4). Accordingly the derivative mark-to-market adjustment of $0.9 million for the three months ended March 31, 2010 has been recorded as income in earnings and is included in other income, net in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2010 and December 31, 2009, the fair value of the interest rate swap was $3.6 million and $4.5 million, respectively.

The following table summarizes the balance sheet presentation of our derivative instrument:

	Fair Values of a Derivative Instrument
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap contract not designated as a hedging instrument	Current liabilities	$3,602	Current liabilities	$4,511

The following table summarizes the activity related to the interest rate swap contract and interest rate collar agreement not designated as hedges during the three months ended March 31, 2010 and 2009:

	Location of gain recognized in income on derivative instrument	Amount of gain recognized in income Three months ended March 31, 2010	Amount of gain recognized in income Three months ended March 31, 2009
Interest rate swap contract	Other income, net	$909	$—
Interest rate collar agreement	Other income, net	—	285

The following table summarizes the activity related to the interest rate swap contract designated as a cash flow hedge during the three months ended March 31, 2009:

	Amount of gain/ (loss) recognized in OCI (Effective portion) Three months ended March 31, 2009	Amount of gain/ (loss) reclassified from AOCI (Prior effective portion) Three months ended March 31, 2009	Amount of gain/ (loss) reclassified from AOCI (Effective portion) Three months ended March 31, 2009	Amount of gain/ (loss) reclassified from AOCI (Ineffective portion) Three months ended March 31, 2009
Interest rate swap contract	$830	$(494)	$(469)	$25

The following table summarizes the activity related to our interest rate swap contract for the three months ended March 31, 2010 and 2009, and interest rate collar agreement for the three months ended March 31, 2009:

	March 31, 2010	March 31, 2009
Liability balance at January 1	$4,511	$7,974
Cash paid to settle derivative liability	(1,818)	(1,685)
Unrealized gain included in other (expense) income, net	909	26
Realized gain included in other (expense) income , net	—	(285)
Unrealized gain included in accumulated other comprehensive (loss) income, net	—	830

Liability balance at March 31	$3,602	$6,860

Cash paid to settle the derivative liabilities has been reported as a component of interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009..

6.	Restructuring charges

The following table summarizes the amounts recorded related to restructuring activities, which are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets and “Restructuring charges” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2010	$1,525	$72	$1,597
Payments	(1,009)	—	(1,009)

Balance at March 31, 2010	$516	$72	$588

Accrued restructuring costs at March 31, 2010 relate to actions initiated during 2009 and are expected to be paid in cash within 2010 and are therefore classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2010.

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

7.	Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and AHC stock appreciation rights. Vesting is determined in the applicable stock option or restricted stock agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance-Based options are generally achieved upon the attainment of a specified level of Adjusted EBITDA measured each calendar year. The vesting requirements for Performance-Based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, as a result of the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of our predecessor for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2010 and 2009:

	2010		2009
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$1,024	576,390	$1,100	619,466
Change in fair value	—	—	6	—

Balance at March 31	$1,024	576,390	$1,106	619,466

Our stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of our liability related to the Roll-Over options. For stock options, we estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of options, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value per share of Accellent Holdings Corp. common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach which considers the market value of comparable companies. Stock price volatility is estimated utilizing weighted average stock price volatility values of our publicly traded peer companies group adjusted for the Company financial performance and risks associated with the illiquid nature of Accellent Holdings Corp. stock.

The following tables summarize the classification of stock-based compensation as reflected in our unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three months ended March 31, 2010 and 2009:

Classification of expense (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cost of sales	$44	$4
Selling, general and administrative	(28)	84

Total	$16	$88

Stock compensation expense by type of award (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Time based vesting awards	$(89)	$37
Performance based vesting awards	78	—
Restricted stock awards	27	75
Roll-over options	—	6

Total expense	$16	$118

At March 31, 2010, the Company determined that attainment of certain of the 2010 targets necessary for Performance Based options to vest is likely to be achieved. Accordingly, $0.1 million of expense related to Performance Based options was recorded during the three months ended March 31, 2010.

Non-employee stock-based compensation

During the three months ended March 31, 2010 and 2009, the Company recognized approximately $24,000 and $30,000 of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors.

8.	Income taxes

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

Income tax expense for the three months ended March 31, 2010 was $1.5 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.8 million in foreign income taxes. Income tax expense for the three months ended March 31, 2009 was $0.7 million and included $0.4 million of deferred income taxes for differences in the book and tax treatment of goodwill and $0.3 million in foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $23.9 million and $23.2 million of net deferred tax liabilities included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2009, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

9.	Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three months ended March 31, 2010 and 2009, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million in each three month period. As of March 31, 2010 and December 31, 2009, the Company owed KKR $0.6 million and $0.3 million, respectively, for unpaid management fees which are included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three months ended March 31, 2010, the Company incurred consulting fees and related expenses of $0.2 million. There were no such fees incurred during the three months ended March 31, 2009. At March 31, 2010, the Company owed Capstone $0.5 million, of which $0.3 million is payable in shares of common stock of AHC. At December 31, 2009 the Company owed Capstone $0.3 million, all of which was payable in shares of common stock of AHC.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three months ended March 31, 2010 and 2009 totaled $0.1 million and $0.4 million, respectively. At December 31, 2009, accounts receivable from Biomet aggregated $0.2 million. Accounts receivable from Biomet at March 31, 2010 were not material.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million in fees in connection with this agreement for the three months ended March 31, 2010. There were no such fees incurred during the three months ended March 31, 2009.

10.	Fair value measurements

The Company determines fair value utilizing a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined using Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined using Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value is included in Note 7. The Company’s interest rate swap contract is valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the reporting date, such as prevailing interest rates. To determine fair value using an income based approach management estimates the three month forward LIBOR yield curve and LIBOR spot rates and determines the counter-party’s risk of default estimated utilizing the price of the Company’s Senior Subordinated Notes and industry benchmark credit indices.

The following tables provide a summary of the financial assets and liabilities recorded at fair value at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 determined using
	Total Carrying Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,236	$3,236	$—	$—

Liability for Roll-Over options	1,024	—	—	1,024

Liability for derivative instrument	$3,602	$—	$—	$3,602

		Fair Value Measurements at December 31, 2009 determined using
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,693	$2,693	$—	$—
Liability for roll-over options	1,024	—	—	1,024
Liability for derivative instrument	$4,511	$—	$—	$4,511

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2010 and December 31, 2009 based on the short-term nature of these items.

•

Borrowings under the Amended Credit Agreement: Borrowings under the Amended Credit Agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt at December 31, 2009 is a reasonable estimate of its fair value.

•

Borrowings under the Senior Secured Notes—2017—Borrowings under the Senior Secured Notes —2017 have a fixed rate. The Company intends to carry the Notes until their maturity. At March 31, 2010, the fair value of the Senior Secured Notes – 2017, based on the issue price on January 29, 2010, was approximately 99.4% or $397.4 million compared to the face value of $400 million.

•

Borrowings under the Senior Subordinated Notes—2013—Borrowings under the Senior Subordinated Notes—2013 have a fixed rate. The Company intends to carry the Notes until their maturity. At March 31, 2010 and December 31, 2009, the fair value of the Senior Subordinated Notes – 2013, based on quoted market prices for them, was 102%, or $311 million, and 95%, or $289 million, respectively, compared to their carrying value of $303 million at March 31, 2010 and December 31, 2009.

11.	Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.	Comprehensive (loss) income

Comprehensive (loss) income represents net (loss) income plus the results of any changes in stockholder’s equity related to currency translation adjustments and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three months ended March 31, 2010 and 2009, the Company recorded comprehensive (loss) income as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net (loss) income	$(7,819)	$609
Effect of interest rate hedging instruments	—	1,299
Cumulative translation adjustments	(2,079)	(1,905)

Comprehensive (loss) income	$(9,898)	$3

13.	Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our Collegeville facility. However, this process will not reduce our TCE emissions to the levels expected to be required should a new standard become law.

At March 31, 2010 and December 31, 2009, the Company had a long-term liability of $3.3 million primarily related to environmental remediation obligations at our Collegeville site. The Company has prepared estimates of its potential liability based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

14.	Supplemental guarantor condensed consolidating financial statements

In connection with Accellent Inc.’s issuance of the its Senior Subordinated Notes, and Senior Secured Notes (refer to Note 4) (collectively the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009 of Accellent Inc. (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009.

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,892	$6,017	$(229)	$122,680
Cost of sales (exclusive of amortization)	—	86,533	4,101	(229)	90,405
Selling, general and administrative expenses	23	12,520	708	—	13,251
Research and development expenses	—	490	189	—	679
Amortization of intangible assets	3,735	—	—	—	3,735

(Loss) income from operations	(3,758)	17,349	1,019	—	14,610
Interest expense, net	(17,407)	(17)	—	—	(17,424)
Loss on debt extinguishment	(5,791)	—	—	—	(5,791)
Other income, net	910	99	1,258	—	2,267
Equity in earnings of affiliates	19,298	1,994	—	(21,292)	—
Provision for income taxes	(1,071)	(127)	(283)	—	(1,481)

Net (loss) income	$(7,819)	$19,298	$1,994	$(21,292)	$(7,819)

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,838	$6,734	$(223)	$126,349
Cost of sales (exclusive of amortization)	—	87,389	4,299	(223)	91,465
Selling, general and administrative expenses	30	13,008	677	—	13,715
Research and development expenses	—	498	181	—	679
Restructuring charges	—	1,337	—	—	1,337
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	40	—	—	40

(Loss) income from operations	(3,765)	17,566	1,577	—	15,378
Interest expense (income), net	(15,000)	(3)	1	—	(15,002)
Other (expense) income, net	(185)	14	1,127	—	956
Equity in earnings of affiliates	19,559	2,288	—	(21,847)	—
Provision for income taxes	—	(306)	(417)	—	(723)

Net income (loss)	$609	$19,559	$2,288	$(21,847)	$609

Unaudited Condensed Consolidating Balance Sheets

March 31, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$41,898	$1,761	$—	$43,659
Accounts receivable, net	—	51,757	2,788	(588)	53,957
Inventory	—	60,203	2,397	—	62,600
Prepaid expenses and other current assets	27	3,499	167	—	3,693

Total current assets	27	157,357	7,113	(588)	163,909
Property, plant and equipment, net	—	106,171	9,443	—	115,614
Intercompany advances receivable	—	145,937	20,959	(166,896)	—
Investment in subsidiaries	366,104	31,867	—	(397,971)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	175,831	—	—	—	175,831
Deferred financing costs and other assets, net	17,715	384	265	—	18,364

Total assets	$1,189,531	$441,716	$37,780	$(565,455)	$1,103,572

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	979	25,560	1,208	(154)	27,593
Accrued expenses and other current liabilities	21,924	21,944	2,733	46	46,647

Total current liabilities	22,903	47,511	3,941	(108)	74,247
Long-term debt	700,590	1	—	—	700,591
Intercompany advances payable	167,376	—	—	(167,376)	—
Other liabilities	2,028	28,100	1,972	—	32,100

Total liabilities	892,897	75,612	5,913	(167,484)	806,938
Equity	296,634	366,104	31,867	(397,971)	296,634

Total liabilities and equity	$1,189,531	$441,716	$37,780	$(565,455)	$1,103,572

Unaudited Condensed Consolidating Balance Sheets

December 31, 2009 (in thousands)

	Parent		Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents		$—	$31,739	$2,046	$—	$33,785
Accounts receivable, net		—	42,571	2,514	(270)	44,815
Inventory		—	53,096	2,475	—	55,571
Prepaid expenses and other current assets		111	3,717	180	—	4,008

Total current assets		111	131,123	7,215	(270)	138,179
Property, plant and equipment, net		—	107,918	10,058	—	117,976
Intercompany advances receivable		—	148,914	19,734	(168,648)	—
Investment in subsidiaries		348,883	31,665	—	(380,548)	—
Goodwill		629,854	—	—	—	629,854
Other intangible assets, net		179,566	—	—	—	179,566
Deferred financing costs and other assets, net		12,251	896	253	—	13,400

Total assets		$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Current portion of long-term debt	$		$7	$—	$—	$7
Accounts payable		10	22,992	961	(53)	23,910
Accrued expenses and other current liabilities		8,836	20,375	2,559	(21)	31,749

Total current liabilities		8,846	43,374	3,520	(74)	55,666
Long-term debt		684,650	—	—	—	684,650
Intercompany advances payable		168,844	—	—	(168,844)	—
Other liabilities		1,809	28,259	2,075	—	32,143

Total liabilities		864,149	71,633	5,595	(168,918)	772,459
Equity		306,516	348,883	31,665	(380,548)	306,516

Total liabilities and equity		$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Unaudited Condensed Consolidating Statements of Cash Flows -

Three months ended March 31, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,370)	$10,682	$1,402	$—	$9,714

Cash flows from investing activities:
Purchases of property and equipment	—	(3,451)	(356)	—	(3,807)
Proceeds from the sale of property and equipment	—	—	—	—	—

Net cash used in investing activities	—	(3,451)	(356)	—	(3,807)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Principal payments on long-term debt	(381,624)	(2)	—	—	(381,626)
Intercompany (advances) receipts	(1,756)	2,981	(1,225)	—	—
Payment of deferred financing fees	(11,646)	—	—	—	(11,646)

Cash flows provided by (used in) financing activities	2,370	2,979	(1,225)	—	4,124

Effect of exchange rate changes in cash	—	(50)	(107)	—	(157)

Net increase (decrease) in cash and cash equivalents	—	10,160	(286)	—	9,874
Cash and cash equivalents, beginning of period	—	31,739	2,046	—	33,785

Cash and cash equivalents, end of period	$—	$41,899	$1,760	$—	$43,659

Unaudited Consolidating Statements of Cash Flows—

Three months ended March 31, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,076)	$29,311	$1,639	$—	$23,874

Cash flows from investing activities:
Purchases of property and equipment	—	(3,421)	(617)	—	(4,038)
Proceeds from the sale of property and equipment	—	11	—	—	11

Net cash used in investing activities	—	(3,410)	(617)	—	(4,027)

Cash flows from financing activities:
Principal payments on long-term debt	(5,376)	(2)	—	—	(5,378)
Intercompany receipts (advances)	12,452	(11,669)	(783)	—	—

Cash flows provided by (used in) financing activities	7,076	(11,671)	(783)	—	(5,378)

Effect of exchange rate changes in cash	—	(12)	(247)	—	(259)

Net increase (decrease) in cash and cash equivalents	—	14,218	(8)	—	14,210
Cash and cash equivalents, beginning of year	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$26,597	$2,138	$—	$28,735

15.	Changes in Stockholders’ Equity (Deficit)

The following table summarizes the changes in stockholders’ equity (deficit) during the three months ended March 31, 2010:

				Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Cumulative Translation Adjustment	Gain/(loss) on Derivative Instruments	Minimum Pension Liability	Retained Earnings (Deficit)	Total Equity

	Shares	Amount
Balance at January 1, 2010	1,000	$—	635,368	1,812	—	173	(330,837)	306,516
Stock-based Compensation			16	—	—	—	—	16
Net Income / (Loss)			—	—	—	—	(7,819)	(7,819)
Cumulative translation adjustments			—	(2,079)	—	—	—	(2,079)

Balance at March 31, 2010	1,000	$—	635,384	(267)	—	173	(338,656)	296,634

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.

During the three months ended March 31, 2010 and 2009, our 10 largest customers accounted for approximately 65% and 72% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of consolidated net sales during the three months ended March 31, 2010 and 2009. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

Actual percentages of net sales from each 10% or more customer were as follows:

	Three Months Ended March 31,
	2010	2009
Customer A	21%	19%
Customer B	15%	14%
Customer C	10%	10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, presented as a percentage of net sales.

	Three Months Ended
	March 31, 2010	March 31, 2009
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	73.7	72.4

Gross profit	26.3	27.6

	Three Months Ended
	March 31, 2010	March 31, 2009
Selling, general and administrative expenses	10.8	10.8
Research and development expenses	0.6	0.5
Restructuring charges	—	1.1
Amortization of intangibles	3.0	3.0

Income from operations	11.9%	12.2%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales

Net sales for the three months ended March 31, 2010 were $122.7 million, a decrease of $3.7 million, or 2.9%, compared to net sales of $126.3 million for the three months ended March 31, 2009. Net sales were negatively impacted by lower sales volume totaling $4.3 million, offset by price increases of $0.3 million and $0.3 million related to increased sales of platinum resulting primarily from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of goods sold and gross profit

Cost of goods sold was $90.4 million for the three months ended March 31, 2010 compared to $91.5 million for the three months ended March 31, 2009, a decrease of $1.1 million, or 1.2%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. Gross profit was $32.3 million, or 26.3% of net sales, for the three months ended March 31, 2010 compared to $34.9 million, or 27.6% of net sales for the three months ended March 31, 2009. The decrease in our gross profit of $2.6 million included $1.9 million resulting from lower leverage of our fixed costs due to lower sales, exclusive of platinum, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In addition, our gross profit was negatively impacted by increased costs for manufacturing supplies and lower productivity resulting from activities related to shop floor re-designs at certain sites. Collectively, these items totaled incremental costs of $0.7 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As a percent of sales, gross profit declined 1.3% during the three months ended March 31, 2010, compared to March 31, 2009 primarily due to the decline in net sales, exclusive of platinum.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $13.3 million for the three months ended March 31, 2010 compared to $13.7 million for the three months ended March 31, 2009. The $0.4 million decrease in SG&A expenses was attributable to lower labor and executive severance costs totaling $1.0 million and lower recruiting and management relocation costs of approximately $0.2 million offset by higher sales commission costs of $0.2 million and higher professional fees totaling $0.6 million. Lower labor costs during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflect the restructuring actions we completed in 2009, lower labor costs overall, and the departure of our CEO in November 2009 who was not permanently replaced prior to March 31, 2010. The increased professional fee expenses relate to consulting work done to support improvements in our sales planning processes while increased sales commission costs reflect our sales team’s performance in developing new business.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 and 2009 were $0.7 million.

Restructuring Charges

During the three months ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. As a result of this action, the Company recorded $1.3 million in restructuring charges during the three months ended March 31, 2009. No restructuring actions occurred during the three months ended March 31, 2010.

Interest Expense, net

Interest expense, net, increased $2.4 million to $17.4 million for the three months ended March 31, 2010, compared to $15.0 million for the three months ended March 31, 2009. The increase was primarily the result of a higher rate of interest on our senior secured notes compared to our term loan, which was refinanced in January 2010, and higher gross debt during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulting from the refinancing.

Loss on Debt Extinguishment

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest with proceeds received from a $400 million sale of Senior Secured Notes (the “Refinancing”). As part of the Refinancing, the Company terminated its revolving credit facility and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). In connection with the refinancing, deferred financing fees in the amount of $11.7 million, net of accumulated amortization of $5.9 million, related to the loans that were paid or terminated were written off as a charge to expense during the three months ended March 31, 2010 resulting in a loss on debt extinguishment of $5.8 million during the three months ended March 31, 2010.

Other Income (Expense)

Included in other income (expense) are gains and losses on our derivative instruments and foreign currency gains and losses. During the three months ended March 31, 2010, we realized a $0.9 million gain on our derivative instruments compared to a $0.2 million loss during the three months ended March 31, 2009. In addition, we recorded a currency exchange gain of approximately $1.3 million and $1.1 million during the three months ended March 31, 2010 and 2009. This difference of $0.2 million is due to larger changes in foreign currency exchange rates during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was $1.5 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.8 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2009 was $0.7 and included $0.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in state and foreign income taxes. The increase in deferred income tax expense during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is attributable to apportionment changes impacting state income tax rates related to differences in the book and tax treatment of goodwill and increased profits in the Company’s foreign subsidiaries during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flow from operations and borrowings under our various credit and note arrangements. On January 29, 2010, in connection with the Refinancing we issued $400.0 million of Senior Secured Notes (the “Notes”), repaid the outstanding balance of an existing term loan totaling $381.6 million and terminated our revolving credit arrangement. Commensurate with the issuance of the Notes, we entered into a Credit Agreement with a group of banks which provides for up to $75 million of revolving borrowings, subject to borrowing base limitations, under an asset backed line of credit (the “ABL Revolver”), refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have no scheduled principal payments during 2010 related to these arrangements.

Cash provided by operating activities was $9.7 million during the three months ended March 31, 2010, compared to $23.9 million during the three months ended March 31, 2009. The decrease in cash provided by operating activities of $14.2 million is primarily attributable to increased use of cash to fund working capital investments in accounts receivable and inventory partially offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities was $3.8 million during the three months ended March 31, 2010 compared to $4.0 million during the three months ended March 31, 2009. The decrease in cash used in investing activities is due to lower purchases of property and equipment.

During the three months ended March 31, 2010, net cash provided by financing activities was $4.1 million compared to cash used in financing activities of $5.4 million during the three months ended March 31, 2009. The change in cash provided by financing activities was primarily to due to net incremental cash received from our Refinancing.

Our planned capital expenditures for the next 12 months include investments related to new business opportunities, geographical expansion, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, with a maturity of five years. The borrowing base at any time is limited to a certain percentage of eligible accounts receivable and inventories. All borrowings under the ABL Revolver are subject to the satisfaction of customary conditions, including absence of default and accuracy of representations and warranties. The ABL Revolver requires that if excess availability is less than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for five consecutive business days, the Company must comply with a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0 for a period ending on the first day thereafter on which excess availability has been greater than the amounts set forth above for 30 consecutive days.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our ABL Revolver will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net (loss) income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

EBITDA represents net (loss) income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are defined in the indentures governing the Senior Subordinated Notes, our Senior Secured Notes and our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide additional information to investors regarding certain thresholds based on Adjusted EBITDA that we may be required to meet in certain cases that are included in the indentures governing the Senior Subordinated Notes, our Senior Secured Notes or our ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We believe EBITDA facilitates operating performance comparison from period to period and company to company by backing out differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. For these purposes, we rely on our GAAP results. For more information, see our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
RECONCILIATION OF NET (LOSS) INCOME TO EBITDA:
Net (loss) income	$(7,819)	$609
Interest expense, net	17,424	15,002
Provision for income taxes	1,481	723
Depreciation and amortization	9,345	9,103

EBITDA	$20,431	$25,437

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
EBITDA	$20,431	$25,437

Adjustments:
Restructuring charges	—	1,337
Stock-based compensation - employees	16	88
Stock-based compensation - non-employees	24	30
Employee severance and relocation	305	431
Plant closure costs	18	—
Currency transaction gain	(1,300)	(1,104)
Change in fair value of derivative instruments	(909)	185
Loss on sale of property and equipment	—	40
Other taxes	41	—
Loss on debt extinguishment	5,791	—
Management fees to stockholder	304	289

Adjusted EBITDA	$24,721	$26,733

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Adjusted EBITDA	$24,721	$26,733
Net changes in operating assets and liabilities	2,572	11,708
Interest expense, net	17,424	15,002
Restructuring charges	(1,009)	(750)
Deferred taxes	731	398
Current income tax expense	750	325
Amortization of debt discount	958	1,049
Other items, net	(36,433)	(30,591)

Net cash provided by operating activities	$9,714	$23,874

Net cash used in investing activities	$(3,807)	$(4,027)

Net cash provided by (used in) financing activities	$4,124	$(5,378)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2010 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	628,917	33,500	67,000	67,000	461,417
Senior Subordinated Notes (1)	422,514	32,025	64,050	326,439	—
Capital leases (1)	8	7	1	—	—
Operating leases	19,499	5,663	7,627	3,052	3,157
Purchase obligations (2)	37,750	37,750	—	—	—
Other obligations (3)	36,556	4,558	753	966	30,279

Total	$1,145,244	$113,503	$139,431	$397,457	$494,853

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $1.0 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $3.3 million, accrued compensation and pension benefits of $3.0 million, accrued swap liability of $3.6 million, deferred income taxes of $24.0 million and other obligations of $0.9 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data, which is the most critical element of our estimate, and current economic conditions impacting our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our reserve for sales returns was $1.2 million as of March 31, 2010 and December 31, 2009.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured. Our allowance for doubtful accounts was $1.1 million as of March 31, 2010 and December 31, 2009, respectively. Our provision for doubtful accounts was not significant during the three months ended March 31, 2010 or 2009.

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

Self Insurance Reserves. We self-insure benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self-insured workers’ compensation and employee health benefits at March 31, 2010 and December 31, 2009 were $4.8 million and $4.5 million, respectively.

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

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss require change, material differences could impact the amount and timing of income tax benefits or payments for any period.

We evaluate positions taken or expected to be taken in our income tax filings in all jurisdictions where we are required to file, and provide a liability for any positions that do not meet a “more likely than not” threshold of being sustained if examined by tax authorities.

Hedge Accounting. We use derivative instruments, including interest rate swaps and collars to reduce our risk to variable interest rates. When we determine that the instrument is a cash flow hedge using the Hypothetical Derivative Method, changes in the fair value of the swap agreement are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. In applying the Hypothetical Derivative Method we create a hypothetical derivative with terms that match our underlying hedged instrument. To the extent that changes in the fair value of the hypothetical derivative mirror changes in the fair value of the swap agreement, the hedge will be considered effective and we will apply hedge accounting. The fair values of the swap agreement and hypothetical derivative are based on a discounted cash flow model which contains a number of variables including estimated future interest rates, projected reset dates, and projected notional amounts. A material change in these assumptions could cause our hedge to be considered ineffective. If our swap agreement is not treated as a hedge, which is the case at March 31, 2010, we would record the change in fair value of the swap agreement in earnings, which could have material adverse effect on our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of the market risks we encounter.

ITEM 4T.	CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4T contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

(a)	Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Acting Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b)	Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have begun to implement a process that will reduce our TCE emissions generated by our facility in Collegeville, PA. However, this process will not reduce our TCE emissions to the levels required should a new standard become law. If the narrow tube exemption were no longer available to us, we may not be able to reduce our Collegeville facility TCE emissions to the levels expected to be required by the new EPA standard, resulting in a reduction in our ability to manufacture narrow tubes, which could have a material adverse impact on our financial position and results of operations.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 17, 2010	By:	/s/ Kenneth W. Freeman
Kenneth W. Freeman
Executive Chairman and Acting Chief Executive Officer

Accellent Inc.

May 17, 2010	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.