Form 10-Q
period 2010-06-30
ACCELLENT INC
filed 2010-08-16
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2009 and June 30, 2010

(in thousands, except share and per share data)

	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$33,785	$34,220
Accounts receivable, net of allowances of $2,338 and $2,397 as of December 31, 2009 and June 30, 2010, respectively	44,815	54,215
Inventory	55,571	64,338
Prepaid expenses and other current assets	4,008	3,828

Total current assets	138,179	156,601

Property, plant and equipment, net	117,976	116,537
Goodwill	629,854	629,854
Other intangible assets, net	179,566	172,096
Deferred financing costs and other assets, net	13,400	17,255

Total assets	$1,078,975	$1,092,343

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$7	$6
Accounts payable	23,910	24,631
Accrued payroll and benefits	6,701	11,041
Accrued interest	4,336	17,369
Accrued expenses and other current liabilities	16,201	17,096
Liability for derivative instrument	4,511	2,225

Total current liabilities	55,666	72,368

Long-term debt	684,650	690,842
Other liabilities	32,143	32,474

Total liabilities	772,459	795,684

Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Additional paid-in capital	635,368	636,683

Accumulated other comprehensive income (loss)	1,985	(3,157)

Accumulated deficit	(330,837)	(336,867)

Total stockholder’s equity	306,516	296,659

Total liabilities and stockholder’s equity	$1,078,975	$1,092,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2010

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Net sales	$123,909	$127,097	$250,258	$249,777
Cost of sales (exclusive of amortization)	88,997	89,769	180,461	180,175

Gross profit	34,912	37,328	69,797	69,602

Operating expenses:
Selling, general and administrative expenses	12,581	14,101	26,296	27,352
Research and development expenses	697	678	1,377	1,356
Restructuring charges	1,145	—	2,481	—
Amortization of intangible assets	3,735	3,735	7,470	7,470
Loss (gain) on disposal of property and equipment	315	(13)	355	(13)

Total operating expenses	18,473	18,501	37,979	36,165

Income from operations	16,439	18,827	31,818	33,437

Other (expense) income, net:
Interest expense, net	(14,281)	(18,859)	(29,284)	(36,283)
Loss on debt extinguishment	—	(215)	—	(6,005)
Other (expense) income, net	(2,067)	3,229	(1,111)	5,495

Total other (expense) income, net	(16,348)	(15,845)	(30,395)	(36,793)

Income (loss) before income taxes	91	2,982	1,423	(3,356)

Provision for income taxes	1,323	1,193	2,046	2,674

Net (loss) income	$(1,232)	$1,789	$(623)	$(6,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2010

(in thousands)

	June 30, 2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(623)	$(6,030)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,356	18,629
Amortization of debt discounts and deferred financing charges	2,098	1,924
Change in allowance for bad debts	—	(27)
Restructuring charges, net of payments	591	—
Deferred income tax expense	1,462	1,472
Non-cash compensation expense	652	289
Change in fair value of derivative instruments	593	(2,286)
Loss (gain) on disposal of property and equipment	355	(13)
Loss on debt extinguishment	—	6,005

Changes in operating assets and liabilities:
Accounts receivable	(230)	(9,806)
Inventories	9,692	(9,158)
Prepaid expenses and other current assets	(1,747)	196
Accounts payable and accrued expenses	(2,573)	15,118

Net cash provided by operating activities	28,626	16,313

Cash flows from investing activities:
Capital expenditures	(6,875)	(10,177)
Proceeds from sale of property and equipment	12	21

Net cash used in investing activities	(6,863)	(10,156)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt, net	—	397,396
Principal payments on long-term debt and capital lease obligations	(22,380)	(391,603)
Proceeds from sale of parent company stock	812	600
Proceeds from exercise of options in parent company stock	—	82
Payment of debt issuance costs	—	(11,839)
Repurchase of parent company stock	(16)	—

Net cash used in financing activities	(21,584)	(5,364)

Effect of exchange rate changes on cash and cash equivalents:	(30)	(358)

Increase in cash and cash equivalents	149	435
Cash and cash equivalents at beginning of period	14,525	33,785

Cash and cash equivalents at end of period	$14,674	$34,220

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,821	$21,229
Cash paid for income taxes	$781	$557

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases unpaid and included in accounts payable	$834	$1,122
Non-cash exercise of employee stock options in parent company stock	$—	$123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

1. Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

There have been no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, nor were there any significant changes resulting from the adoption of new accounting pronouncements.

Customer Concentration

During the three months ended June 30, 2009 and 2010, our ten largest customers accounted for approximately 67% and 64% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three months ended June 30, 2009 and two customers each accounted for 10% or more of our consolidated net sales during the three months ended June 30, 2010.

During the six months ended June 30, 2009 and 2010, our ten largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the six months ended June 30, 2009 and two customers each accounted for 10% or more of our consolidated net sales during the six months ended June 30, 2010.

Actual percentages of net sales from each 10% or more customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Customer A	19%	18%	19%	19%
Customer B	14%	16%	14%	16%
Customer C	12%	—	11%	—

Reclassification

Certain amounts in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 have been reclassified to conform to the current year presentation. Specifically, losses on the disposal of property and equipment totaling approximately $162,000 and $202,000 for the three and six months ended June 30, 2009 were previously reported within “other (expense) income, net” and approximately $153,000 for the three months ended June 30, 2009 was previously reported as a component of depreciation expense within “Cost of sales (exclusive of amortization)”. These losses are now properly reported in “Loss (gain) on disposal of property and equipment” in the accompanying unaudited condensed consolidated statements of operations. These amounts were not material for the three and six months ended June 30, 2009.

2. Inventory

Inventory consisted of the following at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009	June 30, 2010
Raw materials	$16,249	$15,239
Work-in-process	21,240	30,005
Finished goods	18,082	19,094

Total	$55,571	$64,338

3. Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and its indefinite lived intangible assets and performs additional impairment tests should a triggering event occur. No impairment charges were recorded for goodwill and indefinite lived intangible assets during the three and six months ended June 30, 2009 and 2010.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2009 and 2010, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Cost of sales	$497	$497	$994	$994
Selling, general and administrative	3,238	3,238	6,476	6,476

Total	$3,735	$3,735	$7,470	$7,470

Intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,210)	$8,781
Customer contracts and relationships	197,575	(56,190)	141,385
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(64,400)	$179,566

Intangible assets consisted of the following at June 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(9,204)	$7,787
Customer contracts and relationships	197,575	(62,666)	134,909
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(71,870)	$172,096

Estimated intangible asset amortization expense for the remainder of 2010 totals approximately $7.5 million. Estimated intangible asset amortization expense in each of 2011, 2012 and 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2009 and June 30, 2010, the remaining weighted average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	December 31, 2009	June 30, 2010
Developed technology and know how	4.4	3.9
Customer contracts and relationships	10.9	10.4
Total finite lived intangible asset	10.5	10.1

4. Long-term debt

Long-term debt consisted of the following at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009	June 30, 2010
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$—	$400,000
Senior subordinated notes maturing on December 1, 2013, interest at 10.5%	305,000	295,000
Term loan, interest at 2.51% at December 31, 2009	381,624	—
Capital lease obligations	10	6

Total debt	686,634	695,006
Less—unamortized discount	(1,977)	(4,158)
Less—current portion	(7)	(6)

Long term debt, excluding current portion	$684,650	$690,842

In January 2010, the Company repaid the existing balance of its then outstanding term loan totaling $381.6 million plus accrued interest unpaid thereon through the closing date (January 29, 2010) with the proceeds from the sale of $400 million of Senior Secured Notes (the “Senior Secured Notes”) (the “Refinancing”). The Senior Secured Notes were sold at a discount to face value, or 99.349% of their face value. The aggregate discount totaled $2.6 million. The discount is being amortized to earnings using the effective interest method over the life of the Senior Secured Notes, or through February 2017, and is being recorded as non-cash interest within “Interest expense, net” in the accompanying unaudited condensed consolidated statements of operations.

In connection with the Refinancing, the Company terminated its existing revolving credit facility, and replaced it with a new asset-based revolving credit facility (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to customary borrowing base limitations. There were no amounts outstanding under the terminated revolving credit facility at the time of the Refinancing.

The Company incurred approximately $12.1 million of fees which were paid to unrelated third parties in connection with the Refinancing. These costs were recorded as deferred financing fees. At the closing date, deferred financing fees totaling approximately $14.4 million and accumulated amortization thereon of approximately $8.6 million related to the then outstanding term loan and revolving credit facility were charged to expense in connection with the Refinancing. The resulting loss on debt extinguishment totaled approximately $5.8 million and is included within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2010.

The Senior Secured Notes were initially sold in a private placement and are governed by an indenture. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement, pursuant to which, the Company filed a registration statement with the SEC on Form S-4, offering to exchange all of the then outstanding Senior Secured Notes (the “outstanding notes”) for an equal principal amount of notes, that have been registered under the Securities Act of 1933, as amended (the “exchange notes”). The registration statement was declared effective on July 14, 2010, and the exchange offer launched on the same day. The terms of the exchange notes are substantially identical to the outstanding notes, except the exchange notes will be freely tradable. The exchange notes will evidence the same debt as the outstanding notes, and will be issued under and entitled to the benefits of the same indenture as the outstanding notes. On August 10, 2010, the offer to exchange was extended through August 17, 2010. We do not expect the total costs related to the exchange to be material.

The Senior Secured Notes bear interest at 8.375% per annum and mature in 2017. Interest is payable semi-annually on August 1 and February 1. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company will be required to make an offer to purchase each holder’s Senior Secured Note at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

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

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the “ABL Revolver” pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus  1 /2 of 1% and (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding principal under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. All outstanding loans under the ABL Revolver are due and payable in full in January 2015. All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized, direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the Senior Secured Notes (refer to Note 14). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

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

In addition, under the ABL Revolver, if our borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, the Company will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days. A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should we be in such a scenario, could result in an event of default under the indenture that governs our Senior Secured Notes, the credit agreement that governs our ABL Revolver, or both, in which case all amounts outstanding could become immediately due and payable.

In connection with the Refinancing, our interest rate swap agreement was amended as to the counter-party and the fixed rate of interest we pay increased to 4.981%. All other terms remained consistent.

At June 30, 2010, there were no amounts outstanding under the ABL Revolver and our aggregate borrowing capacity was $35.7 million, after giving effect to outstanding letters of credit totaling $10.9 million and the amount of the swap liability reflected as a pari passu borrowing on the ABL Revolver.

In June 2010, the Company purchased $10.0 million par value of its Senior Subordinated Notes at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million dollars. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation, the Company incurred a loss on debt extinguishment of approximately $0.2 million which is included within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statements of operations.

5. Derivative instruments

The Company maintains an interest rate swap agreement (the “swap” or the “swap agreement”) that, through January 29, 2010, the closing date of the Refinancing, was used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt. During the six months ended June 30, 2009, the Company also maintained an interest collar agreement used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company has used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap that related to the effective portion of the cash flow hedge were recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap related to the ineffective portion of the cash flow hedge were recorded in other expense, net. Through June 30, 2009, every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount was reclassified from accumulated other comprehensive (loss) income to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition, when we determined the cash flow hedge did not meet our policy for measuring historical effectiveness at July 1, 2008, we began amortizing to other expense, net, the accumulated loss attributed to historical effectiveness.

At December 31, 2009 and June 30, 2010, the notional amount of our swap agreement was $150.0 million and $125.0 million, respectively, and it will expire on November 27, 2010. In connection with the Refinancing, the swap was amended as to the counter-party and we are required to collateralize the fair value of the swap with our ABL Revolver. Through maturity, we will receive variable rate payments (equal to the three-month LIBOR rate) and are obligated to pay fixed interest rate payments at 4.981% of the notional amount outstanding. Prior to the Refinancing, we were obligated to pay fixed interest rate payments at 4.85% of the notional amount outstanding.

Our interest rate swap agreement was designated as a cash flow hedge during the six months ended June 30, 2009, however it was de-designated in the third quarter of 2009 when it was determined that the hedged forecasted transactions were no longer likely to occur due to the Refinancing (refer to Note 4). Accordingly, during the three and six months ended June 30, 2010 the Company has not applied hedge accounting to the interest rate swap agreement. Therefore, the derivative mark-to-market adjustments of $1.4 million and $2.3 million for the three and six months ended June 30, 2010 have been recorded as a gain within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the balance sheet presentation of our derivative instrument (in thousands):

	December 31, 2009		June 30, 2010
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap contract not designated as a hedging instrument	Current liabilities	$4,511	Current liabilities	$2,225

The following table summarizes the activity related to our interest rate swap contract and our interest rate collar agreement during the periods where they were not designated as hedging instruments during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Location of gain recognized in statement of operations on derivative instrument	Amount of gain recognized in earnings
Derivative Instrument		Three months ended June 30, 2009	Three months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010

Interest rate swap contract	Other (expense) income, net	$—	$1,377	$—	$2,286

Interest rate collar agreement	Other (expense) income, net	—	—	285	—

The following table summarizes the activity related to the interest rate swap contract during the periods when it was designated as a hedging instrument during the three and six months ended June 30, 2009 (in thousands):

	Amount of gain recognized in OCI (Effective portion)		Amount of loss reclassified from AOCI (Prior effective portion)		Amount of gain reclassified from AOCI (Effective portion)		Amount of gain reclassified from AOCI (Ineffective portion)
	Three months ended June 30, 2009	Six months ended June 30, 2009	Three months ended June 30, 2009	Six months ended June 30, 2009	Three months ended June 30, 2009	Six months ended June 30, 2009	Three months ended June 30, 2009	Six months ended June 30, 2009

Interest rate swap contract	$209	$1,039	$(412)	$(907)	$607	$1,076	$4	$29

The following table summarizes the change in the Company’s liability for its interest rate swap contract and interest rate collar agreement for the three and six months ended June 30, 2009 and 2010 (in thousand’s):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Liability balance at beginning of period	$6,860	$3,602	$7,974	$4,511
Cash paid to settle derivative liabilities	(1,333)	(1,452)	(3,018)	(3,270)
Net realized loss included in other (expense) income, net	2,993	75	2,734	984
Unrealized gain included in accumulated other comprehensive income (loss), net	(1,869)	—	(1,039)	—

Liability balance at June 30	$6,651	$2,225	$6,651	$2,225

The June 30, 2009 unaudited condensed consolidated balance sheet is not presented herein, however we have presented the rollforward and June 30, 2009 liability balance in order to show comparable period information. Cash paid to settle derivative liabilities has been reported as a component of interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2010.

6. Restructuring charges

Summary of restructuring actions

For the three and six months ended June 30, 2009, the Company recognized restructuring charges related to initiatives including a facility closure and reductions in force, as detailed below. For the three and six months ended June 30, 2010, the Company undertook no restructuring activities.

The following tables summarize the recorded liabilities and activity related to restructuring actions during the six months ended June 30, 2009 and June 30, 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2009	$400	$69	$469
Restructuring charges	2,381	100	2,481
Payments	(1,890)	—	(1,890)

Balance at June 30, 2009	$891	$169	$1,060

	Employee costs	Other exit costs	Total
Balance at January 1, 2010	$1,525	$72	$1,597
Payments	(1,318)	—	(1,318)

Balance at June 30, 2010	$207	$72	$279

Accrued restructuring costs at June 30, 2010 are expected to be paid in cash within twelve months and are therefore classified as current liabilities within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at June 30, 2010.

Q2 2009 Reductions in Force and Facility Closure

During the three months ended June 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered one time termination benefits, which included individually determined severance arrangements and, in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $1.1 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. During the three months ended June 30, 2009, the Company recorded $0.4 million of costs related to these one-time termination benefits. This restructuring action is complete as June 30, 2010 subject to payment of remaining obligations.

During the three months ended June 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $0.3 million in restructuring charges during the three months ended June 30, 2009. This restructuring action is complete as June 30, 2010.

During the three months ended June 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the closure, the Company provided both retention bonuses and individually determined severance benefits to affected employees. One-time termination benefits totaled approximately $1.6 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. During the three months ended June 30, 2009, the Company recorded $0.3 million of costs related to these one-time termination benefits. In addition, the Company recorded $0.1 million of other costs related to the closing and the consolidation of its operations with other Company facilities during the three months ended June 30, 2009. This restructuring action is complete as June 30, 2010 subject to payment of remaining obligations.

Q1 2009 Reduction in Force

During the three month period ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.3 million in restructuring charges during the six months ended June 30, 2009. This restructuring action is complete as June 30, 2010.

7. Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the indenture governing the Company’s Senior Secured Notes, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, as a result of the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of the Company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three and six months ended June 30, 2009 and 2010:

	Three months ended				Six months ended
	June 30, 2009		June 30, 2010		June 30, 2009		June 30, 2010
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at beginning of period	$1,106	619,466	$1,024	576,390	$1,100	619,466	$1,024	576,390
Shares repurchased	(16)	(8,970)	—	—	(16)	(8,970)	—	—
Shares exercised	(35)	(20,364)	(385)	(220,099)	(35)	(20,364)	(385)	(220,099)
Shares forfeited	(24)	(13,742)	—	—	(24)	(13,742)	—	—
Change in fair value	(2)	—	(2)	—	4	—	(2)	—

Balance at end of period	$1,029	576,390	$637	356,291	$1,029	576,390	$637	356,291

The June 30, 2009 unaudited condensed consolidated balance sheet is not presented herein, however we have presented the rollforward and June 30, 2009 liability balance in order to show comparable period information.

Our stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet reporting date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s is estimated utilizing a weighted average stock price volatility of our publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience and our estimate of projected employee turnover.

During the three months ended June 30, 2010, the Company granted stock options to purchase approximately 2.6 million shares to employees, including 2.5 million shares awarded to the Company’s CEO. Of the total shares awarded, 1.3 million were Performance Based shares and 1.3 million were Time Based shares. These awards had a weighted average grant date fair value of $3.00 per share.

The following tables summarize the classification of stock-based compensation as reflected in the unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and six months ended June 30, 2009 and 2010 (in thousands):

Classification of expense related to stock awards:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Cost of sales	$38	$28	$41	$71
Selling, general and administrative	478	201	563	173

Total	$516	$229	$604	$244

Stock-based compensation expense related to stock awards by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Time based vesting awards	$165	$109	$202	$19
Performance based vesting awards	331	94	331	171
Restricted stock awards	46	28	91	56
Roll-over options	(26)	(2)	(20)	(2)

Total expense	$516	$229	$604	$244

At June 30, 2010, the Company determined that attainment of certain of the 2010 targets necessary for Performance Based stock awards to vest is probable. Accordingly the Company has recorded stock compensation expense related to performance shares of $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2010. At June 30 2009, the Company determined that attainment of certain of the 2009 targets necessary for Performance Based stock awards to vest was probable. Accordingly, the Company recorded $0.3 million of expense related to performance shares during the three and six months ended June 30, 2009.

The total unvested Performance Based shares and their aggregate fair value are 2,601,716 and 2,900,493 and $3.2 million and $3.4 million at June 30, 2009 and 2010, respectively. The total unvested Time Based shares and their aggregate fair value are 2,249,515 and 2,343,421 and $2.6 million and $2.6 million at June 30, 2009 and 2010, respectively. The total unvested Restricted Stock awards and their aggregate fair value are 204,500 and 91,333 and $0.6 million and $0.3 million at June 30, 2009 and 2010, respectively.

Non-employee stock-based compensation

During the three and six months ended June 30, 2009 and 2010, the Company recorded approximately $18,000 and $48,000, and $22,000 and $45,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors.

8. Income taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income as well as current taxes attributable to the states and foreign jurisdictions in which we are required to pay income taxes. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be offset by foreign tax credits.

Income tax expense for the three and six months ended June 30, 2009 was $1.3 million and $2.0 million and included $1.0 million and $1.4 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million and $0.6 million in state and foreign income taxes.

Income tax expense for the three and six months ended June 30, 2010 was $1.2 million and $2.7 million and included $0.7 million and $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million and $1.2 million in state and foreign income taxes.

The Company believes that it is more likely than not that it will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $23.2 million and $24.7 million of net deferred tax liabilities included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2009 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statutory period for assessment may have closed.

9. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and six months ended June 30, 2009, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2010, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. As of December 31, 2009 and June 30, 2010, the Company owed KKR $0.3 million and $0.6 million, respectively, for unpaid management fees which are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three and six months ended June 30, 2010, the Company incurred consulting fees and related expenses of $0.2 million and $0.4 million, respectively. There were no such fees incurred during the three and six months ended June 30, 2009. At December 31, 2009 the Company owed Capstone $0.3 million. At June 30, 2010, the Company owed Capstone $0.6 million.

In addition to the above, entities affiliated with KKR Asset Management, an affiliate of KKR, owned approximately $36.0 million par value of our Senior Secured Notes at June 30, 2010, and approximately $35.4 million par value and $51.7 million par value of our Senior Subordinated Notes at December 31, 2009 and June 30, 2010, respectively.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales to Biomet, Inc. during the three and six months ended June 30, 2009 totaled $0.4 million and $0.8 million, respectively. Net sales to Biomet, Inc. during the three and six months ended June 30, 2010 totaled $0.1 million and $0.3 million, respectively. At December 31, 2009 and June 30, 2010, accounts receivable from Biomet aggregated $0.2 million and $0.1 million, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.2 million in fees in connection with this agreement for the three and six months ended June 30, 2010. There were no such fees incurred during the three and six months ended June 30, 2009.

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

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value is included in Note 7. The Company’s interest rate swap contract is valued using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract utilizing market information as of the reporting date pertaining to forward LIBOR rates and an estimate of the Company’s credit risk determined by management utilizing industry benchmark credit indices and market values for the Company’s debt securities.

At December 31, 2009, the Company maintained short-term investments in an overnight sweep account. The fair value of these investments approximated their carrying value due to their short term nature. There are no such investments at June 30, 2010.

The following tables provide a summary of financial assets and liabilities recorded at fair value at December 31, 2009 and June 30, 2010:

		Fair Value Measurements at December 31, 2009 determined using
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,693	$2,693	$—	$—

Liability for Roll-Over options	1,024	—	—	1,024

Liability for derivative instrument	4,511	—	—	4,511

		Fair Value Measurements at June 30, 2010 determined using
	Total Carrying Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$637	—	—	$637
Liability for derivative instrument	2,225	—	—	2,225

For other instruments, the estimated fair value has been determined by the Company using available market information. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below.

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2009 and June 30, 2010 based on the short-term nature of these items.

•

Borrowings under the Amended Credit Agreement: Borrowings under the Amended Credit Agreement had variable rates that reflected currently available terms and conditions for similar debt. The carrying amount of this debt at December 31, 2009 is a reasonable estimate of its fair value.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Notes until their maturity. At June 30, 2010, the fair value of the Senior Secured Notes – 2017, based on the issue price on January 29, 2010, was approximately 99.4% or $397.4 million compared to the carrying value of $397.5 million.

•

Borrowings under the Senior Subordinated Notes due 2013—Borrowings under the Senior Subordinated Notes due 2013 have a fixed rate. The Company intends to carry the Notes until their maturity. At December 31, 2009 and June 30, 2010, the fair value of the Senior Subordinated Notes – 2013, based on quoted market prices for them, was 95%, or $289 million and 99.6%, or $294 million, respectively, compared to their carrying value $303.0 and $293.3 million at December 31, 2009 and June 30, 2010, respectively.

11. Commitments and Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12. Comprehensive income (loss)

Comprehensive income (loss) represents net (loss) income plus the results of any changes in stockholder’s equity related to currency translation and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and six months ended June 30, 2009 and 2010, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Net (loss) income	$(1,232)	$1,789	$(623)	$(6,030)
Effect of interest rate hedging instruments	617	—	1,916	—
Cumulative translation adjustments	2,506	(3,063)	602	(5,142)

Comprehensive income (loss)	$1,891	$(1,274)	$1,895	$(11,172)

13. Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we are implementing a process that will reduce our TCE emissions generated by our Collegeville facility. However, this process will not reduce our TCE emissions to the levels expected to be required should a new standard become law.

At December 31, 2009 and June 30, 2010, the Company had a long-term liability of approximately $3.3 million primarily related to environmental remediation obligations at our Collegeville site. The Company has prepared estimates of its potential liability based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

14. Supplemental guarantor condensed consolidating financial statements

In connection with our issuance of the Senior Subordinated Notes and Senior Secured Notes (refer to Note 4) (collectively the “Notes”), all of our domestic subsidiaries (the “Subsidiary Guarantors”) which are 100% owned guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Certain foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2010, the unaudited condensed consolidating balance sheets as of December 31, 2009 and June 30, 2010, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2010, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$118,370	$5,822	$(283)	$123,909
Cost of sales (exclusive of amortization)	—	85,217	4,063	(283)	88,997
Selling, general and administrative expenses	18	11,898	665	—	12,581
Research and development expenses	—	504	193	—	697
Restructuring charges	—	1,145	—	—	1,145
Amortization of intangibles	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	270	45	—	315

(Loss) income from operations	(3,753)	19,336	856	—	16,439
Interest expense, net	(14,277)	(4)	—	—	(14,281)
Other expense, net	(408)	(682)	(977)	—	(2,067)
Equity in earnings (losses) of affiliates	17,206	(236)	—	(16,970)	—
Provision for income taxes	—	(1,208)	(115)	—	(1,323)

Net (loss) income	$(1,232)	$17,206	$(236)	$(16,970)	$(1,232)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,192	$6,104	$(199)	$127,097
Cost of sales (exclusive of amortization)	—	86,048	3,920	(199)	89,769
Selling, general and administrative expenses	23	13,397	681	—	14,101
Research and development expenses	—	487	191	—	678
Amortization of intangibles	3,735	—	—	—	3,735
Gain on disposal of property and equipment	—	(13)	—	—	(13)

(Loss) income from operations	(3,758)	21,273	1,312	—	18,827
Interest expense, net	(18,839)	(20)	—	—	(18,859)
Loss on debt extinguishment	(215)	—	—	—	(215)
Other income (expense), net	1,377	(210)	2,062	—	3,229
Equity in earnings of affiliates	23,224	3,028	—	(26,252)	—
Provision for income taxes	—	(847)	(346)	—	(1,193)

Net income	$1,789	$23,224	$3,028	$(26,252)	$1,789

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$238,208	$12,556	$(506)	$250,258
Cost of sales (exclusive of amortization)	—	172,606	8,361	(506)	180,461
Selling, general and administrative expenses	48	24,906	1,342	—	26,296
Research and development expenses	—	1,003	374	—	1,377
Restructuring charges	—	2,481	—	—	2,481
Amortization of intangibles	7,470	—	—	—	7,470
Loss on disposal of property and equipment	—	310	45	—	355

(Loss) income from operations	(7,518)	36,902	2,434	—	31,818
Interest (expense) income, net	(29,278)	(7)	1	—	(29,284)
Other (expense) income, net	(593)	(667)	149	—	(1,111)
Equity in earnings of affiliates	36,766	2,052	—	(38,818)	—
Provision for income taxes	—	(1,514)	(532)	—	(2,046)

Net (loss) income	$(623)	$36,766	$2,052	$(38,818)	$(623)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$238,085	$12,120	$(428)	$249,777
Cost of sales (exclusive of amortization)	—	172,582	8,021	(428)	180,175
Selling, general and administrative expenses	45	25,917	1,390	—	27,352
Research and development expenses	—	977	379	—	1,356
Amortization of intangibles	7,470	—	—	—	7,470
Gain on disposal of property and equipment	—	(13)	—	—	(13)

(Loss) income from operations	(7,515)	38,622	2,330	—	33,437
Interest expense, net	(36,248)	(36)	1	—	(36,283)
Loss on debt extinguishment	(6,005)	—	—	—	(6,005)
Other income (expense), net	2,285	(111)	3,321	—	5,495
Equity in earnings of affiliates	41,453	5,023	—	(46,476)	—
Provision for income taxes	—	(2,045)	(629)	—	(2,674)

Net (loss) income	$(6,030)	$41,453	$5,023	$(46,476)	$(6,030)

Unaudited Condensed Consolidating Balance Sheets

December 31, 2009 (in thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$31,739	$2,046	$—	$33,785
Accounts receivable, net	—	42,571	2,514	(270)	44,815
Inventory	—	53,096	2,475	—	55,571
Prepaid expenses and other current assets	111	3,717	180	—	4,008

Total current assets	111	131,123	7,215	(270)	138,179
Property, plant and equipment, net	—	107,918	10,058	—	117,976
Intercompany advances receivable	—	148,914	19,734	(168,648)	—
Investment in subsidiaries	348,883	31,665	—	(380,548)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	179,566	—	—	—	179,566
Deferred financing costs and other assets, net	12,251	896	253	—	13,400

Total assets	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	10	22,992	961	(53)	23,910
Accrued expenses and other current liabilities	8,836	20,375	2,559	(21)	31,749

Total current liabilities	8,846	43,374	3,520	(74)	55,666
Long-term debt	684,650	—	—	—	684,650
Intercompany advances payable	168,844	—	—	(168,844)	—
Other liabilities	1,809	28,259	2,075	—	32,143

Total liabilities	864,149	71,633	5,595	(168,918)	772,459
Equity	306,516	348,883	31,665	(380,548)	306,516

Total liabilities and equity	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Unaudited Condensed Consolidating Balance Sheets

June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$32,460	$1,760	$—	$34,220
Accounts receivable, net	—	52,164	2,522	(471)	54,215
Inventories	—	61,947	2,391	—	64,338
Prepaid expenses and other current assets	19	3,698	111	—	3,828

Total current assets	19	150,269	6,784	(471)	156,601
Property, plant and equipment, net	—	108,123	8,414	—	116,537
Intercompany advances receivable	—	172,722	22,178	(194,900)	—
Investment in subsidiaries	385,195	31,832	—	(417,027)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	172,096	—	—	—	172,096
Deferred financing costs and other assets, net	16,775	224	256	—	17,255

Total assets	$1,203,939	$463,170	$37,632	$(612,398)	$1,092,343

Current portion of long-term debt	$—	$6	$—	$—	$6
Accounts payable	73	23,623	1,150	(215)	24,631
Accrued expenses and other current liabilities	19,915	24,965	2,847	4	47,731

Total current liabilities	19,988	48,594	3,997	(211)	72,368
Long-term debt	690,842	—	—	—	690,842
Other long-term liabilities	1,291	29,381	1,803	(1)	32,474
Intercompany advances payable	195,159	—	—	(195,159)	—

Total liabilities	907,280	77,975	5,800	(195,371)	795,684
Equity	296,659	385,195	31,832	(417,027)	296,659

Total liabilities and equity	$1,203,939	$463,170	$37,632	$(612,398)	$1,092,343

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(26,858)	$52,183	$3,301	$—	$28,626

Cash flows from investing activities:
Capital expenditures	—	(5,872)	(1,003)	—	(6,875)
Proceeds from sale of equipment	—	12	—	—	12

Net cash used in investing activities	—	(5,860)	(1,003)	—	(6,863)

Cash flows from financing activities:
Principal payments on long-term debt	(22,376)	(4)	—	—	(22,380)
Intercompany receipts (advances)	48,438	(46,330)	(2,108)	—	—
Proceeds from sale of parent company stock	812	—	—	—	812
Repurchase of parent company stock	(16)	—	—	—	(16)

Cash flows provided by (used in) financing activities	26,858	(46,334)	(2,108)	—	(21,584)

Effect of exchange rate changes in cash	—	65	(95)	—	(30)

Net increase in cash and cash equivalents	—	54	95	—	149
Cash and cash equivalents, beginning of period	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$12,433	$2,241	$—	$14,674

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,887)	$34,172	$3,028	$—	$16,313

Cash flows from investing activities:

Capital expenditures	—	(9,621)	(556)	—	(10,177)
Proceeds from sale of equipment	—	21	—	—	21

Net cash used in investing activities	—	(9,600)	(556)	—	(10,156)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Principal payments on long-term debt	(391,599)	(4)	—	—	(391,603)
Intercompany receipts (advances)	26,247	(23,803)	(2,444)	—	—
Proceeds from exercise of options in parent company stock	82	—	—	—	82
Proceeds from sale of parent company stock	600	—	—	—	600
Payment of deferred financing fees	(11,839)	—	—	—	(11,839)

Cash flows provided by (used in) financing activities	20,887	(23,807)	(2,444)	—	(5,364)

Effect of exchange rate changes in cash	—	(44)	(314)	—	(358)

Net increase (decrease) in cash and cash equivalents	—	721	(286)	—	435
Cash and cash equivalents, beginning of period	—	31,739	2,046	—	33,785

Cash and cash equivalents, end of period	$—	$32,460	$1,760	$—	$34,220

15. Changes in Stockholder’s Equity

The following table summarizes the changes in stockholder’s equity during the six months ended June 30, 2010:

	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Stockholder’s Equity

Balance, January 1, 2010	1,000	$—	$635,368	$1,985	$(330,837)	$306,516
Comprehensive loss:
Net loss	—	—	—	—	(6,030)	(6,030)

Cumulative translation adjustment	—	—	—	(5,142)	—	(5,142)

Total comprehensive loss						$(11,172)

Stock issuance	—	—	600	—	—	600
Vesting of restricted stock	—	—	56	—	—	56
Exercise of employee stock options	—	—	467	—	—	467
Stock-based compensation	—	—	192	—	—	192

Balance, June 30, 2010	1,000	$—	$636,683	$(3,157)	$(336,867)	$296,659

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.

During the three months ended June 30, 2009 and 2010, our 10 largest customers accounted for approximately 67% and 64% of our consolidated net sales, respectively. During the six months ended June 30, 2009 and 2010, our 10 largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of consolidated net sales during the three and six months ended June 30, 2009. Two customers each accounted for 10% or more of consolidated net sales during the three and six months ended June 30, 2010. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

Actual percentages of net sales from each 10% or more customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Customer A	19%	18%	19%	19%
Customer B	14%	16%	14%	16%
Customer C	12%	— %	11%	— %

Results of Operations

The following table sets forth percentages derived from the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2010, presented as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.8	70.6	72.1	72.1

Gross profit	28.2	29.4	27.9	27.9

Selling, general and administrative expenses	10.2	11.1	10.5	11.0
Research and development expenses	0.6	0.5	0.6	0.5
Restructuring charges	0.9	—	1.0	—
Amortization of intangibles	3.0	3.0	3.0	3.0
Loss (gain) on disposal of property and equipment	0.2	—	0.1	—

Income from operations	13.3%	14.8%	12.7%	13.4%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net Sales

Net sales for the three months ended June 30, 2010 were $127.1 million, an increase of $3.2 million, or 2.6%, compared to net sales of $123.9 million for the three months ended June 30, 2009. Net sales increased due to higher sales volume of $2.9 million and a $2.1 million increase in platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit, offset by net price decreases totaling $1.8 million.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $89.8 million for the three months ended June 30, 2010 compared to $89.0 million for the three months ended June 30, 2009, an increase of $0.8 million, or 0.9%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. The dollar increase in cost of goods sold is primarily attributable to higher variable manufacturing costs resulting from the cost of platinum associated with higher revenue, offset partially by lower variable and fixed manufacturing costs during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Gross profit for the three months ended June 30, 2010 was $37.3 million, or 29.4% of net sales, compared to $34.9 million, or 28.2% of net sales, for the three months ended June 30, 2009. The increase in our gross profit of $2.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 related to increased leverage of our fixed overhead infrastructure with increased net sales and improvements in the utilization of our workforce during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a percent of sales, gross profit increased 1.2% during the three months ended June 30, 2010 compared to June 30, 2009, primarily due to the increase in net sales and operating improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $14.1 million for the three months ended June 30, 2010 compared to $12.6 million for the three months ended June 30, 2009. The $1.5 million increase in SG&A expenses was attributable to higher labor related costs totaling $0.4 million, higher sales commission costs of $0.4 million, higher professional fees of $0.5 million, and $0.1 million of other discretionary spending. Higher labor costs reflect differences in the estimated pay-out rate under the Company’s incentive bonus plan at June 30, 2010 compared to June 30, 2009. The remaining items relate to increased spending related to improvements in our sales processes.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended June 30, 2010 and 2009 were $0.7 million each and represent costs related to the development of new, or improved, manufacturing technologies.

Restructuring Charges

No restructuring actions occurred during the three months ended June 30, 2010.

During the six months ended June 30, 2009, the Company eliminated 67 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance benefits and in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The Company recorded $0.7 million of costs related to these one-time termination benefits during the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the planned closure, the Company provided both retention bonuses and individually determined severance benefits to employees affected by the facility closing. The total one-time termination benefits were approximately $1.6 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive the benefits. During the three months ended June 30, 2009, the Company recorded $0.3 million of costs related to these one-time termination benefits. In addition, the Company recorded $0.1 million related to other costs related to the facility closure and the consolidation of its operations with other Company facilities during the three months ended June 30, 2009.

Interest Expense, net

Interest expense, net, increased $4.6 million to $18.9 million for the three months ended June 30, 2010, compared to $14.3 million for the three months ended June 30, 2009. The increase was primarily the result of a higher rate of interest on our senior secured notes compared to our term loan, which was refinanced in January 2010 (see below under the caption “Liquidity and Capital Resources”), and higher gross debt outstanding during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 resulting from the refinancing.

Loss on Debt Extinguishment

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, we recorded a loss on debt extinguishment of $0.2 million during the three months ended June 30, 2010.

Other (Expense) Income, net

Included in Other (expense) income, net are mark to market gains and losses on our derivative instrument and foreign currency transaction gains and losses. During the three months ended June 30, 2010, we recorded a $1.4 million gain related to the mark to market adjustment on our derivative instrument compared to a $0.4 million loss during the three months ended June 30, 2009. In addition, we recorded a currency exchange gain of approximately $1.8 million during the three months ended June 30, 2010 compared to a loss of $1.7 million during the three months ended June 30, 2009. This difference of $3.5 million is due primarily to an improvement in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the three months ended June 30, 2010 compared the three months ended June 30, 2009.

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 was $1.2 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million in state and foreign income taxes. Income tax expense for the three months ended June 30, 2009 was $1.3 million and included $1.0 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in state and foreign income taxes. The increase of $0.2 million of foreign and state income taxes is primarily due to higher profits in our foreign locations during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Sales

Net sales for the six months ended June 30, 2010 were $249.8 million, a decrease of $0.5 million, or 0.2%, compared to net sales of $250.3 million for the six months ended June 30, 2009. The decrease of $0.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is attributable to increased sales volume of $0.1 million, an increase of $2.4 million in platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit, offset by net price decreases of $3.0 million.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $180.2 million, or 72.1% of net sales, during the six months ended June 30, 2010, compared to $180.5 million, or 72.1% of net sales, during the six months ended June 30, 2009, a decrease of $0.3 million, or 0.2%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. The decrease in cost of goods sold of $0.3 million is primarily attributable to lower variable manufacturing costs resulting from lower net sales.

Gross profit was $69.6 million, or 27.9% of net sales, during the six months ended June 30, 2010, compared to $69.8 million, or 27.9% of net sales, for the six months ended June 30, 2009. The decrease of $0.2 million of gross profit is attributable to lower net sales during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $27.4 million for the six months ended June 30, 2010 compared to $26.3 million for the six months ended June 30, 2009, an increase of $1.1 million. The increase of $1.1 million reflects higher costs related to improvements in our sales processes totaling approximately $2.0 million, offset by lower labor and related costs totaling $0.9 million. The decrease in our SG&A labor costs during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflect the restructuring actions we completed in 2009 which resulted in lower overall labor costs and the departure of our CEO in November 2009 who was not permanently replaced until May 2010. The increased costs related to our sale process improvement efforts include increased incentive compensation, an increased incurrence of travel costs reflecting our sales group’s activity with our customers and increased professional fees related to sales planning and analysis processes during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Research and Development Expenses

Research and development, or R&D, expenses for the six months ended June 30, 2010 and 2009 were $1.4 million each and represent costs related to the development of new, or improved, manufacturing technologies.

Restructuring Charges

No restructuring actions occurred during the six months ended June 30, 2010.

During the six months ended June 30, 2009, the Company eliminated 274 positions in its manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance benefits and, in certain instances, retention bonuses if they remained with the Company through their proposed termination date. The Company recorded $2.0 million of costs related to these one-time termination benefits during the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the planned closure, the Company provided both retention bonuses and individually determined severance benefits to employees affected by the facility closing. The total one-time termination benefits were approximately $1.6 million and were recorded over the remaining service period as employees were required to stay through their termination date to receive benefits. During the six months ended June 30, 2009, the Company recorded $0.3 million of costs related to one-time termination benefits. In addition, the Company recorded $0.1 million related to other costs related to the facility closure and the consolidation of its operations with other Company facilities during the six months ended June 30, 2009.

Interest Expense, net

Interest expense, net, increased $7.0 million to $36.3 million for the six months ended June 30, 2010, compared to $29.3 million for the six months ended June 30, 2009. The increase was primarily the result of a higher rate of interest on our senior secured notes compared to our term loan, which was refinanced in January 2010, and higher gross debt outstanding during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulting from the refinancing.

Loss on Debt Extinguishment

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest with proceeds received from a $400 million sale of Senior Secured Notes (the “Refinancing”). As part of the Refinancing, the Company terminated its revolving credit facility and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). In connection with the Refinancing, deferred financing fees in the amount of $11.7 million, net of accumulated amortization of $5.9 million, related to the loans that were paid or terminated were written off as a charge to expense during the six months ended June 30, 2010 resulting in a loss on debt extinguishment of $5.8 million during the six months ended June 30, 2010.

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, we recorded a loss on debt extinguishment of $0.2 million during the three months ended June 30, 2010.

Other (Expense) Income

Included in Other (expense) income are gains and losses on our derivative instruments and foreign currency transaction gains and losses. During the six months ended June 30, 2010, we realized a $2.3 million gain related to the mark to market adjustments on our derivative instrument compared to a $0.6 million loss during the six months ended June 30, 2009. In addition, we recorded a currency exchange transaction gain of approximately $3.1 million during the six months ended June 30, 2010 compared to a loss of $0.6 million during the six months ended June 30, 2009. This difference of $3.7 million is due primarily to an improvement in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the six months ended June 30, 2010 compared the six months ended June 30, 2009.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 was $2.7 million and included $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.2 million in state and foreign income taxes. Income tax expense for the six months ended June 30, 2009 was $2.0 million and included $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.6 million in state and foreign income taxes. The increase of $0.6 million of foreign and state income taxes is primarily due to higher profits in our foreign locations during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash flow from operations and borrowings under our ABL Revolver. On January 29, 2010, in connection with the Refinancing we issued $400.0 million aggregate principal amount of Senior Secured Notes (the “Senior Secured Notes”), repaid the outstanding balance of an existing term loan totaling $381.6 million and terminated our revolving credit arrangement. Commensurate with the issuance of the Senior Secured Notes, we entered into a Credit Agreement with a banking syndicate which provides for up to $75 million of revolving borrowings, subject to borrowing base limitations, under an asset backed line of credit, refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have no scheduled principal payments during 2010 related to these arrangements.

Cash provided by operations was $16.3 million during the six months ended June 30, 2010, compared to $28.6 million during the six months ended June 30, 2009. The decrease in cash provided by operating activities of $12.3 million is primarily attributable to working capital investments in accounts receivable and inventory, partially offset by increases in cash generated from accounts payable and accrued liabilities.

Cash used in investing activities was $10.2 million during the six months ended June 30, 2010 compared to $6.9 million during the six months ended June 30, 2009. The increase in cash used in investing activities is due to higher purchases of property and equipment.

During the six months ended June 30, 2010, cash used in financing activities was $5.4 million compared to $21.6 million during the six months ended June 30, 2009. The decrease in cash used in financing activities was primarily to due to net incremental cash received from our Refinancing during the six months ended June 30, 2010 and lower debt principal payments during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

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

EBITDA represents net (loss) income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are detailed in the indentures that govern our Senior Subordinated Notes, our Senior Secured Notes or our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide supplemental information to investors and to disclose relevant information regarding certain thresholds in our ABL Revolver that we may be required to meet in certain cases. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers. We believe EBITDA facilitates operating performance comparison from period to period and company to company by backing out differences caused by variations in capital structures, tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
RECONCILIATION OF NET (LOSS) INCOME TO EBITDA:
Net (loss) income	$(1,232)	$1,789	$(623)	$(6,030)
Interest expense, net	14,281	18,859	29,284	36,283
Provision for income taxes	1,323	1,193	2,046	2,674
Depreciation and amortization	9,253	9,283	18,356	18,629

EBITDA	$23,625	$31,124	$49,063	$51,556

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
EBITDA	$23,625	$31,124	$49,063	$51,556

Adjustments:
Restructuring charges	1,145	—	2,481	—
Stock-based compensation - employees	516	229	604	244
Stock-based compensation - non-employees	18	22	48	45
Employee severance and relocation	235	209	667	515
Currency transaction loss (gain)	1,671	(1,848)	567	(3,149)
Change in fair value of derivative instruments	408	(1,377)	593	(2,286)
Loss (gain) on disposal of property and equipment	315	(13)	355	(13)
Other taxes	—	43	—	85
Plant closure costs	899	2	899	20
Loss on debt extinguishment	—	215	—	6,005
Management fees to stockholder	289	304	579	608

Adjusted EBITDA	$29,121	$28,910	$55,856	$53,630

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Adjusted EBITDA	$29,121	$28,910	$55,856	$53,630
Net changes in operating assets and liabilities	(6,596)	(5,202)	5,142	(3,652)
Interest expense, net	(14,281)	(18,859)	(29,284)	(36,283)
Restructuring charges, net of payments	158	—	591	—
Deferred taxes	1,064	729	1,462	1,472
Current income tax expense	259	464	584	1,202
Amortization of debt discount and deferred financing charges	1,049	966	2,098	1,924
Other items, net	(6,022)	(408)	(7,823)	(1,980)

Net cash provided by operating activities	$4,752	$6,600	$28,626	$16,313

Net cash used in investing activities	$(2,836)	$(6,349)	$(6,863)	$(10,156)

Net cash used in financing activities	$(16,206)	$(9,489)	$(21,584)	$(5,364)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations as of June 30, 2010 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$620,542	$33,500	$67,000	$67,000	$453,042
Senior Subordinated Notes (1)	403,499	30,975	61,950	310,574	—
Capital leases (1)	7	7	—	—	—
Operating leases	18,522	5,455	7,128	2,970	2,969
Purchase obligations (2)	28,040	28,040	—	—	—
Other obligations (3)	35,370	2,955	944	1,136	30,335

Total	$1,105,980	$100,932	$137,022	$381,680	$486,346

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.6 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $3.3 million, accrued compensation and pension benefits of $2.8 million, accrued swap liability of $2.2 million, deferred income taxes of $24.7 million and other obligations of $1.0 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue Recognition;
•	Allowance for Doubtful Accounts;
•	Valuation of Goodwill, Trade Names and Trademarks;
•	Valuation of Long-lived Assets;
•	Self Insurance Reserves;
•	Environmental Reserves;
•	Share Based Payments;
•	Income Taxes; and
•	Hedge Accounting.

During the three and six months ended June 30, 2010, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of the market risks we encounter.

ITEM 4.	CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-15(b) and Rule 15d-15 under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

(a)	Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

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

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Executive Officer

31.2*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

August 13, 2010	By:	/s/ Donald J. Spence
Donald Spence
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

August 13, 2010	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Executive Officer

31.2*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.