Form 10-Q
period 2010-09-30
ACCELLENT INC
filed 2010-11-15
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2009 and September 30, 2010

(in thousands, except share and per share data)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$33,785	$30,457
Accounts receivable, net of allowances of $2,338 and $2,331 as of December 31, 2009 and September 30, 2010, respectively	44,815	53,957
Inventory	55,571	69,150
Prepaid expenses and other current assets	4,008	3,251

Total current assets	138,179	156,815

Property, plant and equipment, net	117,976	117,635
Goodwill	629,854	629,854
Other intangible assets, net	179,566	168,361
Deferred financing costs and other assets, net	13,400	16,741

Total assets	$1,078,975	$1,089,406

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$7	$4
Accounts payable	23,910	24,062
Accrued payroll and benefits	6,701	9,338
Accrued interest	4,336	16,532
Accrued expenses and other current liabilities	16,201	17,617
Liability for derivative instrument	4,511	999

Total current liabilities	55,666	68,552

Long-term debt	684,650	691,037
Other liabilities	32,143	32,059

Total liabilities	772,459	791,648

Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Additional paid-in capital	635,368	637,045

Accumulated other comprehensive income	1,985	663

Accumulated deficit	(330,837)	(339,950)

Total stockholder’s equity	306,516	297,758

Total liabilities and stockholder’s equity	$1,078,975	$1,089,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2010

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2010	2009	2010
Net sales	$117,768	$125,041	$368,026	$374,818
Cost of sales (exclusive of amortization)	84,387	90,700	264,848	270,874

Gross profit	33,381	34,341	103,178	103,944

Operating expenses:
Selling, general and administrative expenses	11,832	12,371	38,128	39,722
Research and development expenses	676	602	2,053	1,958
Restructuring charges	2,362	—	4,843	—
Amortization of intangible assets	3,735	3,735	11,205	11,205
Loss on disposal of property and equipment	449	26	804	13

Total operating expenses	19,054	16,734	57,033	52,898

Income from operations	14,327	17,607	46,145	51,046

Other (expense) income, net:
Interest expense, net	(13,881)	(18,756)	(43,165)	(55,039)
Loss on debt extinguishment	—	—	—	(6,005)
Other (expense) income, net	(1,251)	(1,327)	(2,362)	4,166

Total other (expense) income, net	(15,132)	(20,083)	(45,527)	(56,878)

(Loss) income before income taxes	(805)	(2,476)	618	(5,832)

Provision for income taxes	15	607	2,060	3,281

Net loss	$(820)	$(3,083)	$(1,442)	$(9,113)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2010

(in thousands)

	September 30, 2009	September 30, 2010
Cash flows from operating activities:

Net loss	$(1,442)	$(9,113)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,601	27,967
Amortization of debt discounts and deferred financing costs	3,153	2,863
Change in allowance for bad debts	(74)	16
Restructuring charges, net of payments	1,618	—
Deferred income tax expense	2,171	2,208
Non-cash compensation expense	899	460
Change in fair value of derivative instruments	1,091	(3,512)
Loss on disposal of property and equipment	804	13
Loss on debt extinguishment	—	6,005
Change in environmental liabilities	—	(1,302)

Changes in operating assets and liabilities:
Accounts receivable	(191)	(9,248)
Inventories	8,906	(13,653)
Prepaid expenses and other current assets	(115)	771
Accounts payable and accrued expenses	8,834	15,370

Net cash provided by operating activities	53,255	18,845

Cash flows from investing activities:
Capital expenditures	(11,732)	(16,604)
Proceeds from the sale of property and equipment	103	31

Net cash used in investing activities	(11,629)	(16,573)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	397,396
Principal payments on long-term debt and capital lease obligations	(22,382)	(391,605)
Proceeds from the sale of parent company stock	812	600
Proceeds from the exercise of options in parent company stock	—	106
Payment of debt issuance costs	—	(11,998)
Repurchase of parent company stock	(16)	(10)

Net cash used in financing activities	(21,586)	(5,511)

Effect of exchange rate changes on cash and cash equivalents:	7	(89)

Increase (decrease) in cash and cash equivalents	20,047	(3,328)
Cash and cash equivalents at beginning of period	14,525	33,785

Cash and cash equivalents at end of period	$34,572	$30,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,713	$39,884
Cash paid for income taxes	$1,306	$557

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases unpaid and included in accounts payable	$1,465	$736
Non-cash exercise of options in parent company stock	$—	$310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

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

Customer Concentration

During the three months ended September 30, 2009 and 2010, our ten largest customers accounted for approximately 66% and 64% of our consolidated net sales, respectively. Three customers each accounted for more than 10% of our consolidated net sales during the three months ended September 30, 2009 and two customers each accounted for more than 10% of our consolidated net sales during the three months ended September 30, 2010.

During the nine months ended September 30, 2009 and 2010, our ten largest customers accounted for approximately 59% and 65% of our consolidated net sales, respectively. Two customers each accounted for more than 10% of our consolidated net sales during the nine months ended September 30, 2009 and 2010.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Customer A	17%	18%	19%	19%
Customer B	15%	15%	15%	16%
Customer C	12%	—	—	—

Reclassification

Certain amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 have been reclassified to conform to the current year presentation. Specifically, changes in the allowance for bad debts totaling approximately $74,000 for the nine months ended September 30, 2009 were previously reported within “Changes in operating assets and liabilities: Accounts receivable” within “Cash flows from operating activities.” Changes in the allowance for bad debts is now reported separately within “Cash flows from operating activities” in the accompanying unaudited condensed consolidated statements of cash flows. This reclassified amount was not material for the nine months ended September 30, 2009.

2. Inventory

Inventory consisted of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
Raw materials	$16,249	$18,748
Work-in-process	21,240	29,974
Finished goods	18,082	20,428

Total	$55,571	$69,150

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

The Company has elected October 31st as its annual impairment assessment date for goodwill and its indefinite lived intangible assets and performs additional impairment tests should a triggering event occur. No impairment charges were recorded for goodwill and indefinite lived intangible assets during the three or nine months ended September 30, 2009 and 2010.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the periods presented, amortization expense related to finite lived intangible assets were recorded in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Cost of sales	$497	$497	$1,491	$1,491
Selling, general and administrative	3,238	3,238	9,714	9,714

Total	$3,735	$3,735	$11,205	$11,205

Intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,210)	$8,781
Customer contracts and relationships	197,575	(56,190)	141,385
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(64,400)	$179,566

Intangible assets consisted of the following at September 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(9,701)	$7,290
Customer contracts and relationships	197,575	(65,904)	131,671
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(75,605)	$168,361

Estimated intangible asset amortization expense for the remainder of 2010 will be approximately $3.7 million. The estimated annual intangible asset amortization expense in each of 2011, 2012 and 2013 approximates $14.9 million per year. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2009 and September 30, 2010, the remaining weighted average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	December 31, 2009	September 30, 2010
Developed technology and know how	4.4	3.7
Customer contracts and relationships	10.9	10.2
Total finite lived intangible asset	10.5	9.8

4. Long-term debt

Long-term debt consisted of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$—	$400,000
Senior subordinated notes maturing on December 1, 2013, interest at 10.5%	305,000	295,000
Term loan, interest at 2.51% at December 31, 2009	381,624	—
Capital lease obligations	10	4

Total debt	686,634	695,004
Less—unamortized discount	(1,977)	(3,963)
Less—current portion	(7)	(4)

Long term debt, excluding current portion	$684,650	$691,037

Senior Secured Notes and Revolving Credit Facility

In January 2010, the Company repaid the existing balance of its then outstanding term loan totaling $381.6 million plus accrued interest unpaid thereon through the closing date (January 29, 2010) with the proceeds from the sale of $400 million of Senior Secured Notes (the “Senior Secured Notes”) (the “Refinancing”). The Senior Secured Notes were sold at a discount to face value of 99.349% of their face value. The aggregate discount totaled $2.6 million. The discount is being amortized to earnings using the effective interest method over the life of the Senior Secured Notes, or through February 2017, and is being recorded within “Interest expense, net” in the accompanying unaudited condensed consolidated statements of operations.

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

The Company incurred approximately $12.1 million of fees which were paid to unrelated third parties in connection with the Refinancing. These costs were recorded as deferred financing fees. At the closing date, deferred financing fees totaling approximately $14.4 million and accumulated amortization thereon of approximately $8.6 million related to the then outstanding term loan and revolving credit facility were charged to expense in connection with the Refinancing. The resulting loss on debt extinguishment totaled approximately $5.8 million and is included within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

The Senior Secured Notes were initially sold in a private placement and governed by an indenture. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”), pursuant to which, in June 2010 the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-4, offering to exchange all of the then outstanding Senior Secured Notes (the “Outstanding notes”) for an equal principal amount of notes that are registered under the Securities Act of 1933, as amended (the “Exchange notes”). The Outstanding notes and the Exchange notes are collectively referred to as the “Senior Secured Notes”. The registration statement was declared effective in July 2010, and the exchange offer was launched on the date the registration statement became effective. The terms of the Exchange notes are substantially identical to those of the Outstanding notes, except the Exchange notes are freely tradable. The Exchange notes evidence the same debt as the Outstanding notes, and were issued under and entitled to the benefits of the same indenture as the Outstanding notes. In August 2010, the exchange was completed and all of the notes, with the exception of $33.3 million of Senior Secured Notes owned by entities affiliated with KKR Asset Management (“KKR – AM”), an entity affiliated with the Company, were tendered (refer to Note 9). In October 2010, pursuant to the Registration Agreement, the Company filed a registration statement with the SEC on Form S-1 to register the re-sale of the $33.3 million of outstanding Senior Secured Notes held by entities affiliated with KKR-AM for Exchange notes. This registration statement was declared effective by the SEC in November 2010. The total costs related to the exchange offer and the registration statement on Form S-1 were not material.

The Senior Secured Notes bear interest at 8.375% per annum and mature in 2017. Interest is payable semi-annually on August 1 and February 1. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption price plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company would be required to offer to purchase all of the outstanding Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Senior Secured Notes are subject to certain restrictions. The Senior Secured Notes and related guarantees are the Company’s and guarantors’ senior secured obligations and 1) rank senior in right of payment to any existing and future subordinated and unsecured indebtedness, including the Company’s existing senior subordinated notes; and 2) rank equally in right of payment with all of the Company’s and guarantors’ existing and future senior indebtedness, including amounts outstanding under the ABL Revolver. The Company’s obligations under the Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries (refer to Note 14). All obligations under the Senior Secured Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the “ABL Revolver” pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus   1/2 of 1% or (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding principal under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. All outstanding loans under the ABL Revolver are due and payable in full in January 2015. All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized, direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the Senior Secured Notes (refer to Note 14). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors.

Under the ABL Revolver, if our borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, the Company will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days. A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should we be in such a scenario, could result in an event of default under the credit agreement that governs our ABL Revolver and indentures that govern our Senior Secured Notes and our 2017 Senior Subordinated Notes described below in which case all amounts outstanding could become immediately due and payable.

In connection with the Refinancing, our interest rate swap agreement was amended as to the counter-party and the fixed rate of interest we pay increased to 4.981%. All other terms remained consistent.

At September 30, 2010, there were no amounts outstanding under the ABL Revolver and our aggregate borrowing capacity was $33.0 million, after giving effect to outstanding letters of credit totaling $14.0 million and the amount of the swap liability reflected as a pari passu borrowing on the ABL Revolver.

Senior Subordinated Notes

In June 2010, the Company purchased $10.0 million principal amount of its then outstanding 10 1/2% Senior Subordinated Notes due 2013 (the “2013 Subordinated Notes”) at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million dollars. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation of the 2013 Subordinated Notes, the Company incurred a loss on debt extinguishment of approximately $0.2 million which is included within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010.

In October 2010, the Company issued $315.0 million of its 10% Senior Subordinated Notes due 2017 (the “2017 Subordinated Notes”). As more fully described below, a portion of the net proceeds from the sale of the 2017 Subordinated Notes was used to finance the Company’s tender offer (the “Tender Offer”) for any and all of its 2013 Subordinated Notes, and the remaining net proceeds of the offering, along with available cash, will be used to finance the Company’s redemption of all outstanding 2013 Subordinated Notes not purchased in the Tender Offer.

The Tender Offer provided the holders of the 2013 Subordinated Notes a premium of $20 per each $1,000 of principal tendered. In addition, the Tender Offer provided an additional consent payment of $10 per each $1,000 of principal tendered if completed by the early tender deadline (the “Consent solicitation deadline”), or October 28, 2010, in exchange for amendments to the indenture under which the 2013 Subordinated Notes were issued, which eliminated substantially all of the restrictive covenants, certain affirmative covenants, certain events of default, among other items, all of which were made in order to permit the refinancing to occur.

Pursuant to the terms of the Tender Offer, the Company repurchased $230.8 million of its 2013 Subordinated Notes with a carrying value of $229.6 million in October 2010 upon termination of the Consent solicitation deadline. Total cash consideration paid totaled $247.6 million, which included $9.9 million of accrued and unpaid interest up to, but not including, the payment date; $20 per $1,000 of principal tendered, or $4.6 million, as the tender premium and $10 per $1,000 of principal tendered, or $2.3 million of consent premium.

The Tender expired in November 2010 and no additional 2013 Subordinated Notes were tendered. The Company intends to redeem for cash the remaining $64.2 million principal amount of the 2013 Subordinated Notes on December 1, 2010 at a price of 102.625%, plus accrued and unpaid interest up to, but not including, the date of redemption.

The Company incurred approximately $7.6 million of fees in connection with the refinancing which were recorded as deferred financing fees when incurred. In addition, upon repurchase of the 2013 Subordinated Notes , deferred financing fees totaling approximately $10.0 million and accumulated amortization thereon of approximately $6.3 million related to the 2013 Subordinated Notes repurchased, an unamortized discount of $1.2 million, related to the issuance of the 2% Subordinated Notes, the consent premium of $2.3 million and the tender premium of $4.6 million paid were charged to expense as a loss on debt extinguishment during the fourth quarter of 2010.

Upon redemption of the remaining $64.2 million principal amount of 2013 Subordinated Notes in December 2010, deferred financing fees of approximately $2.8 million and accumulated amortization thereon of approximately $1.8 million will be charged to expense. The resulting loss on debt extinguishment will include $1.7 million of redemption premium payable in connection with the repurchase of the notes and will total approximately $2.7 million during the fourth quarter of 2010.

The 2017 Subordinated Notes bear interest at 10.0% per annum and mature on November 1, 2017. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2011. Prior to November 1, 2013, the Company may redeem the 2017 Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. The Company may also redeem any of the 2017 Subordinated Notes at any time on or after November 1, 2013, in whole or in part, at the redemption prices set forth in the indenture under which the 2017 Subordinated Notes were issued agreement plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2017 Subordinated Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the 2017 Subordinated Notes remain outstanding immediately after such redemption. Upon a change of control, the Company will be required to offer to purchase the 2017 Subordinated Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The 2017 Subordinated Notes are subject to certain restrictions. The Company’s obligations under the 2017 Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by all of the Company’s domestic restricted subsidiaries (refer to Note 14). The 2017 Subordinated Notes and related guarantees are the Company’s and guarantors’ senior subordinated obligations and 1) rank equally in right of payment with all senior subordinated indebtedness of the Company and the guarantors; and 2) rank senior in right of payment to any future indebtedness of the Company and guarantors that is, by its term, expressly subordinated in right of payment to the 2017 Subordinated Notes; and 3) are subordinated in the right of payment to all existing and future senior indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto); and 4) are effectively subordinated in right of payment to all secured indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto) to the extent of the value of the assets securing such indebtedness; and 5) are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non- guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its guarantor subsidiaries).

The indentures that govern our Senior Secured Notes and our 2017 Subordinated Notes and the credit agreement that governs our ABL Revolver, contain restrictions on our ability, and the ability of our subsidiaries: to (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) enter into certain transactions with our affiliates.

5. Derivative instruments

The Company maintains an interest rate swap agreement (the “swap” or the “swap agreement”) that, through January 29, 2010, the closing date of the Refinancing, was used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt. During the nine months ended September 30, 2009, the Company also maintained an interest collar agreement used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company has used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap that related to the effective portion of the cash flow hedge were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap related to the ineffective portion of the cash flow hedge were recorded in other (expense) income, net. Through June 30, 2009, every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount was reclassified from accumulated other comprehensive income (loss) to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition, when the Company determined the cash flow hedge did not meet its policy for measuring historical effectiveness at July 1, 2008, we began amortizing to other (expense) income, net, the accumulated loss attributed to historical effectiveness

At December 31, 2009 and September 30, 2010, the notional amount of our swap agreement was $150.0 million and $125.0 million, respectively, and it will expire on November 27, 2010. In connection with the Refinancing, the swap was amended as to the counter-party and the Company was required to collateralize the fair value of the swap with the ABL Revolver. Through maturity, the Company will receive variable rate payments (equal to the three-month LIBOR rate) and is obligated to pay fixed interest rate payments at 4.981% of the notional amount outstanding. Prior to the Refinancing, the Company was obligated to pay fixed interest rate payments at 4.85% of the notional amount outstanding.

The Company’s interest rate swap agreement was designated as a cash flow hedge during the six months ended June 30, 2009, however it was de-designated in the third quarter of 2009 when it was determined that the hedged forecasted transactions were no longer likely to occur due to the Refinancing (refer to Note 4). Accordingly, during the three and nine months ended September 30, 2010, the Company has not applied hedge accounting to the interest rate swap agreement. Therefore, net losses accumulated during the periods of historical effectiveness through September 30, 2009 and the derivative mark-to-market adjustments of $0.5 million and $1.4 million for the three and nine months ended September 30, 2009 have been recorded as a loss within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the balance sheet presentation of our derivative instrument (in thousands):

	December 31, 2009		September 30, 2010
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap contract not designated as a hedging instrument	Current liabilities	$4,511	Current liabilities	$999

The following table summarizes the activity related to our interest rate swap contract and our interest rate collar agreement during the periods where they were not designated as hedging instruments during the three and nine months ended September 30, 2009 and 2010 (in thousands):

		Amount of gain (loss) recognized in earnings
Derivative Instrument	Location of gain (loss) recognized in statement of operations on derivative instrument	Three months ended September 30, 2009	Three months ended September 30, 2010	Nine months ended September 30, 2009	Nine months ended September 30, 2010

Interest rate swap contract	Other (expense) income, net	$(498)	$1,226	$(1,091)	$3,512

The Company’s interest rate collar agreement expired in January 2009 resulting in a realized gain of $0.3 million that is included within “Other (expense) income, net” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2009.

The following table summarizes the activity related to the interest rate swap contract during the periods when it was designated as a hedging instrument during the nine months ended September 30, 2009 (in thousands):

	Amount of gain recognized in OCI (Effective portion)		Amount of loss reclassified from AOCI (Prior effective portion)		Amount of gain reclassified from AOCI (Effective portion)		Amount of gain / (loss) reclassified from AOCI (Ineffective portion)
	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009

Interest rate swap contract	$—	$1,039	$(1,122)	$(3,038)	$—	$1,076	$—	$—

The following table summarizes the change in the Company’s liability for its interest rate swap contract and interest rate collar agreement for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Liability balance at beginning of period	$6,651	$2,225	$7,974	$4,511
Cash paid to settle derivative liabilities	(1,647)	(1,442)	(4,262)	(4,647)
Net realized loss included in other (expense) income, net	1,022	216	3,353	1,135
Unrealized (loss) included in accumulated other comprehensive income (loss), net	—	—	(1,039)	—

Liability balance at September 30	$6,026	$999	$6,026	$999

The September 30, 2009 unaudited condensed consolidated balance sheet is not presented herein, however we have presented the rollforward and September 30, 2009 liability balance in order to show comparable period information. Cash paid to settle derivative liabilities has been reported as a component of interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010.

6. Restructuring charges

Summary of restructuring actions

For the three and nine months ended September 30, 2009, the Company recognized restructuring charges related to a facility closure and reductions in force, as detailed below. For the three and nine months ended September 30, 2010, the Company undertook no restructuring activities.

The following tables summarize the recorded liabilities and activity related to restructuring actions during the nine months ended September 30, 2009 and 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2009	$400	$69	$469
Restructuring charges	4,439	404	4,843
Payments	(2,921)	(304)	(3,225)

Balance at September 30, 2009	$1,918	$169	$2,087

	Employee costs	Other exit costs	Total
Balance at January 1, 2010	$1,525	$72	$1,597
Payments	(1,303)	—	(1,303)

Balance at September 30, 2010	$222	$72	$294

Accrued restructuring costs at September 30, 2010 are expected to be paid in cash within twelve months and are therefore classified as current liabilities within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2010.

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

Q2 2009 Reductions in Force and Facility Closure

During the three months ended June 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered one time termination benefits, which included individually determined severance arrangements and, in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $1.1 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. During the three and nine months ended September 30, 2009, the Company recorded $0.6 million and $0.9 million of costs related to these one-time termination benefits. This restructuring action is complete as of September 30, 2010 subject to payment of remaining obligations.

During the three months ended June 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $0.3 million in restructuring charges during the nine months ended September 30, 2009. This restructuring action is complete as of September 30, 2010.

During the three months ended June 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the closure, the Company provided both retention bonuses and individually determined severance benefits to affected employees. One-time termination benefits totaled approximately $1.6 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. During the three and nine months ended September 30, 2009, the Company recorded $0.5 million and $0.9 million of costs related to these one-time termination benefits. In addition, during the three and nine months ended September 30, 2009 the Company recorded $0.3 million and $0.4 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities. This restructuring action is complete as of September 30, 2010 subject to payment of remaining obligations.

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the potential impairment related to the property and equipment at the facility. As a result, the carrying values of certain assets were written down to their fair value of $0.7 million, less costs to sell, at September 30, 2009. The costs to sell the assets were not significant. The resulting impairment charges of $0.3 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, are included in loss on disposal of property in the accompanying unaudited condensed consolidated statements of operations. The fair value estimate was determined using a quoted price in a brokered market and is considered a level 2 estimate within the fair value hierarchy as discussed in Note 10 below.

Q1 2009 Reduction in Force

During the three month period ended March 31, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.3 million in restructuring charges during the nine months ended September 30, 2009. This restructuring action is complete as of September 30, 2010.

7. Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the indenture governing the Company’s Senior Secured Notes, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, in connection with the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of its Predecessor entities for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three and nine months ended September 30, 2009 and 2010. The September 30, 2009 unaudited condensed consolidated balance sheet is not presented herein, however we have presented the rollforward and September 30, 2009 liability balance in order to show comparable period information.

	Three months ended				Nine months ended
	September 30, 2009		September 30, 2010		September 30, 2009		September 30, 2010
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at beginning of period	$1,029	576,390	$637	356,291	$1,100	619,466	$1,024	576,390
Shares repurchased	—	—	(10)	(5,959)	(16)	(8,970)	(10)	(5,959)
Shares exercised	—	—	(143)	(81,034)	(35)	(20,364)	(528)	(301,133)
Shares forfeited	—	—	(34)	(19,249)	(24)	(13,742)	(34)	(19,249)
Change in fair value	(2)	—	(4)	—	2	—	(6)	—

Balance at end of period	$1,027	576,390	$446	250,049	$1,027	576,390	$446	250,049

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience.

During the three and nine months ended September 30, 2010, the Company granted stock options to employees to purchase approximately 1.5 million and 4.0 million shares. Of the total options granted, approximately 750,000 shares and 2.0 million shares related to Performance Based and Time Based shares, respectively, during the three and nine months ended September 30, 2010. These awards had a weighted average grant date fair value of $3.00 per share.

The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and nine months ended September 30, 2009 and 2010 (in thousands):

Classification of expense related to stock awards:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Cost of sales	$36	$(2)	$77	$69
Selling, general and administrative	189	150	752	323

Total	$225	$148	$829	$392

Stock-based compensation expense related to stock awards by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Time based vesting awards	$171	$297	$373	$316
Performance based vesting awards	(14)	(171)	317	—
Restricted stock awards	46	26	137	82
Roll-over options	22	(4)	2	(6)

Total expense	$225	$148	$829	$392

At September 30, 2010, the Company determined that attainment of the 2010 targets necessary for Performance Based stock awards to vest is not probable. Accordingly, we reversed previously recognized compensation benefit expense for Performance-Based Stock Awards of $0.2 million during the three months ended September 30, 2010, which has resulted in no stock compensation expense recorded related to Performance Shares during the nine months ended September 30, 2010. At September 30 2009, the Company had determined that attainment of certain of the 2009 targets necessary for Performance Based stock awards to vest was not probable. Accordingly, during the three months ended September 30, 2009, we reversed previously recognized compensation expense of $14,000 resulting in $0.3 million of compensation expense for Performance Based stock awards for the nine months ended September 30, 2009.

The total unvested Performance Based shares and their aggregate fair values were 3,071,460 and 3,797,972 and $3.6 million and $4.4 million at September 30, 2009 and 2010, respectively. The total unvested Time Based shares and their aggregate fair values were 2,640,834 and 3,170,302 and $3.9 million and $3.6 million at September 30, 2009 and 2010, respectively. The total unvested Restricted Stock awards and their aggregate fair value are 189,334 and 82,667 and $0.6 million and $0.2 million at September 30, 2009 and 2010, respectively.

Non-employee stock-based compensation

During the three and nine months ended September 30, 2009 and 2010, the Company recorded approximately $23,000 and $70,000, and $23,000 and $68,000, respectively, of non-employee stock-based compensation for fees paid to members of the Company’s Board of Directors.

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

Income tax expense for the three and nine months ended September 30, 2009 was $15,000 and $2.1 million and included $0.7 million and $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and a benefit of $0.7 million and $0.1 million in state and foreign income taxes.

Income tax expense for the three months ended September 30, 2010 was $0.6 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and a benefit of $0.1 million from state and foreign income taxes. Income tax expense for the nine months ended September 30, 2010 was $3.3 million and included $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an expense of $1.1 million in state and foreign income taxes.

The Company believes that it is more likely than not that it will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $23.2 million and $25.4 million of net deferred tax liabilities included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the United States jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception of one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2009 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carry forwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statutory period for assessment may have closed.

9. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. The Company incurred management fees and related expenses pursuant to this agreement of $0.3 million during each of the three month periods ended September 30, 2009 and 2010 and $0.9 million during each of the nine month periods ending September 30, 2009 and 2010. As of December 31, 2009 and September 30, 2010, the Company owed KKR $0.3 million and $0.9 million, respectively, for unpaid management fees which are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three and nine months ended September 30, 2010, the Company incurred consulting fees and related expenses of $0.2 million and $0.6 million, respectively. There were no such fees incurred during the three and nine months ended September 30, 2009. At December 31, 2009 the Company owed Capstone $0.3 million. At September 30, 2010, the Company owed Capstone $0.1 million.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $33.3 million principal amount of our Senior Secured Notes at September 30, 2010, and approximately $35.4 million par value and $51.7 million principal amount of our Senior Subordinated Notes at December 31, 2009 and September 30, 2010, respectively.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales to Biomet, Inc. during the three and nine months ended September 30, 2009 totaled $0.1 million and $0.8 million, respectively. Net sales to Biomet, Inc. during the three and nine months ended September 30, 2010 totaled $0.2 million and $0.5 million, respectively. At December 31, 2009 and September 30, 2010, accounts receivable from Biomet aggregated $0.2 million and $0.1 million, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.3 million in fees in connection with this agreement for the three and nine months ended September 30, 2010. There were no such fees incurred during the three and nine months ended September 30, 2009.

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

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value is included in Note 7. The Company’s interest rate swap contract is valued using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract utilizing market information as of the reporting date pertaining to forward LIBOR rates and an estimate of the Company’s credit risk determined by management utilizing industry benchmark credit indices and market values for the Company’s debt securities. A rollforward of the change in fair value of this financial instrument is presented in Note 5.

At December 31, 2009, the Company maintained short-term investments in an overnight sweep account. The fair value of these investments approximated their carrying value due to their short term nature. There are no such investments at September 30, 2010.

The following tables provide a summary of financial assets and liabilities recorded at fair value at December 31, 2009 and September 30, 2010:

		Fair Value Measurements at December 31, 2009 determined using
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,693	$2,693	$—	$—

Liability: Roll-Over options	1,024	—	—	1,024

Liability: Derivative instrument	4,511	—	—	4,511

		Fair Value Measurements at September 30, 2010 determined using
	Total Carrying Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability: Roll-Over options	$446	—	—	$446
Liability: Derivative instrument	999	—	—	999

For other instruments, the estimated fair value has been determined by the Company using available market information. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below.

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2009 and September 30, 2010 based on the short-term nature of these items.

•

Borrowings under the Amended Credit Agreement: Borrowings under the Amended Credit Agreement had variable rates that reflected currently available terms and conditions for similar debt. The carrying amount of this debt at December 31, 2009 is a reasonable estimate of its fair value.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At September 30, 2010, the fair value of the Senior Secured Notes – 2017, based on quoted market prices for them, was approximately 101% or $404 million compared to their carrying value of $397.6 million.

•

Borrowings under the Senior Subordinated Notes due 2013—Borrowings under the 2013 Senior Subordinated Notes due 2013 have a fixed rate. At December 31, 2009 and September 30, 2010, the fair value of the 2013 Senior Subordinated Notes – 2013, based on quoted market prices for them, was 95.0%, or $289 million and 99.8%, or $294.4 million, respectively, compared to their carrying value $303.0 million and $293.5 million at December 31, 2009 and September 30, 2010, respectively.

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

12. Comprehensive income (loss)

Comprehensive income (loss) represents net loss plus or minus any changes in stockholder’s equity related to currency translation adjustments and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and nine months ended September 30, 2009 and 2010, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Net loss	$(820)	$(3,083)	$(1,442)	$(9,113)
Effect of interest rate hedging instruments	—	—	3,038	—
Cumulative translation adjustments	880	3,819	1,482	(1,322)

Comprehensive income (loss)	$60	$736	$3,078	$(10,435)

13. Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since the Company manufactures narrow tubes. Nevertheless, the Company has implemented systems and controls that limit TCE emissions generated by our Collegeville facility. However, these systems and controls will not reduce TCE emissions to the levels expected to be required should a new standard become law.

At December 31, 2009 and September 30, 2010, the Company maintained reserves for environmental liabilities of approximately $3.3 million and $1.9 million, respectively. The recorded liability at December 31, 2009 included $1.8 million to operate a groundwater pump and treat system for the treatment of elevated levels of TCE in the groundwater at one of our facilities and $1.3 million to operate a system to treat potentially elevated levels of chromium at that same facility. Each of these systems was noted in the initial remediation plan, pursuant to an EPA Consent Order for the site.

In September 2010, the EPA approved an amendment to the Consent Order which eliminated the need to treat potentially elevated levels of chromium. As a result of the amendment to the Consent Order, the Company is no longer obligated to operate a treatment system for chromium should levels become elevated. Accordingly, the Company reduced the amount of the recorded liability by $1.3 million which is recorded as a reduction of Cost of goods sold (exclusive of amortization) in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

14. Supplemental guarantor condensed consolidating financial statements

In connection with our issuance of the 2013 Senior Subordinated Notes and Senior Secured Notes (refer to Note 4) (collectively the “Notes”), all of our domestic subsidiaries (the “Subsidiary Guarantors”) which are 100% owned guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2010, the unaudited condensed consolidating balance sheets as of December 31, 2009 and September 30, 2010, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2010, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$112,726	$5,180	$(138)	$117,768
Cost of sales	—	80,813	3,712	(138)	84,387
Selling, general and administrative expenses	22	11,042	768	—	11,832
Research and development expenses	—	461	215	—	676
Restructuring and other charges	—	2,341	21	—	2,362
Amortization of intangibles	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	448	1	—	449

(Loss) income from operations	(3,757)	17,621	463	—	14,327
Interest expense, net	(13,876)	(6)	1	—	(13,881)
Other (expense) income	(498)	13	(766)	—	(1,251)
Equity in earnings of affiliates	17,311	222	—	(17,533)	—
Income tax (expense) benefit	—	(539)	524	—	(15)

Net (loss) income	$(820)	$17,311	$222	$(17,533)	$(820)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$118,504	$6,905	$(368)	$125,041
Cost of sales (exclusive of amortization)	—	86,766	4,302	(368)	90,700
Selling, general and administrative expenses	23	11,582	766	—	12,371
Research and development expenses	—	405	197	—	602
Restructuring and other charges	—	(5)	5	—	—
Amortization of intangibles	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	23	3	—	26

(Loss) income from operations	(3,758)	19,733	1,632	—	17,607
Interest expense, net	(18,735)	(22)	1	—	(18,756)
Other income (expense), net	1,226	(293)	(2,260)	—	(1,327)
Equity in earnings of affiliates	18,184	(646)	—	(17,538)	—
Provision for income taxes	—	(588)	(19)	—	(607)

Net income	$(3,083)	$18,184	$(646)	$(17,538)	$(3,083)

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350,934	$17,736	$(644)	$368,026
Cost of sales	—	253,419	12,073	(644)	264,848
Selling, general and administrative expenses	70	35,948	2,110	—	38,128
Research and development expenses	—	1,463	590	—	2,053
Restructuring and other charges	—	4,867	(24)	—	4,843
Amortization of intangibles	11,205	—	—	—	11,205
Loss on disposal of property and equipment	—	758	46	—	804

(Loss) income from operations	(11,275)	54,479	2,941	—	46,145
Interest (expense) income, net	(43,155)	(12)	2	—	(43,165)
Other expense	(1,090)	(610)	(662)	—	(2,362)
Equity in earnings of affiliates	54,078	2,274	—	(56,352)	—
Income tax expense	—	(2,053)	(7)	—	(2,060)

Net (loss) income	$(1,442)	$54,078	$2,274	$(56,352)	$(1,442)

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356,588	$19,026	$(796)	$374,818
Cost of sales (exclusive of amortization)	—	259,347	12,323	(796)	270,874
Selling, general and administrative expenses	67	37,495	2,160	—	39,722
Research and development expenses	—	1,381	577	—	1,958
Amortization of intangibles	11,205	—	—	—	11,205
Loss on disposal of property and equipment	—	10	3	—	13

(Loss) income from operations	(11,272)	58,355	3,963	—	51,046
Interest expense, net	(54,983)	(57)	1	—	(55,039)
Loss on debt extinguishment	(6,005)	—	—	—	(6,005)
Other income (expense), net	3,512	(407)	1,061	—	4,166
Equity in earnings of affiliates	59,635	4,377	—	(64,012)	—
Provision for income taxes	—	(2,633)	(648)	—	(3,281)

Net (loss) income	$(9,113)	$59,635	$4,377	$(64,012)	$(9,113)

Unaudited Condensed Consolidating Balance Sheets

December 31, 2009 (in thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$31,739	$2,046	$—	$33,785
Accounts receivable, net	—	42,571	2,514	(270)	44,815
Inventory	—	53,096	2,475	—	55,571
Prepaid expenses and other current assets	111	3,717	180	—	4,008

Total current assets	111	131,123	7,215	(270)	138,179
Property, plant and equipment, net	—	107,918	10,058	—	117,976
Intercompany advances receivable	—	148,914	19,734	(168,648)	—
Investment in subsidiaries	348,883	31,665	—	(380,548)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	179,566	—	—	—	179,566
Deferred financing costs and other assets, net	12,251	896	253	—	13,400

Total assets	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	10	22,992	961	(53)	23,910
Accrued expenses and other current liabilities	8,836	20,375	2,559	(21)	31,749

Total current liabilities	8,846	43,374	3,520	(74)	55,666
Long-term debt	684,650	—	—	—	684,650
Intercompany advances payable	168,844	—	—	(168,844)	—
Other liabilities	1,809	28,259	2,075	—	32,143

Total liabilities	864,149	71,633	5,595	(168,918)	772,459
Equity	306,516	348,883	31,665	(380,548)	306,516

Total liabilities and equity	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Unaudited Condensed Consolidating Balance Sheets

September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$28,413	$2,044	$—	$30,457
Accounts receivable, net	—	51,252	3,386	(681)	53,957
Inventories	—	66,039	3,111	—	69,150
Prepaid expenses and other current assets	10	3,143	98	—	3,251

Total current assets	10	148,847	8,639	(681)	156,815
Property, plant and equipment, net	—	108,472	9,163	—	117,635
Intercompany advances receivable	—	189,740	23,619	(213,359)	—
Investment in subsidiaries	407,198	34,749	—	(441,947)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	168,361	—	—	—	168,361
Deferred financing costs and other assets, net	16,029	449	263	—	16,741

Total assets	$1,221,452	$482,257	$41,684	$(655,987)	$1,089,406

Current portion of long-term debt	$—	$4	$—	$—	$4
Accounts payable	55	22,837	1,423	(253)	24,062
Accrued expenses and other current liabilities	17,537	23,466	3,481	2	44,486

Total current liabilities	17,592	46,307	4,904	(251)	68,552
Long-term debt	691,037	—	—	—	691,037
Other long-term liabilities	1,276	28,752	2,031	—	32,059
Intercompany advances payable	213,789	—	—	(213,789)	—

Total liabilities	923,694	75,059	6,935	(214,040)	791,648
Equity	297,758	407,198	34,749	(441,947)	297,758

Total liabilities and equity	$1,221,452	$482,257	$41,684	$(655,987)	$1,089,406

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2009 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,702)	$80,592	$4,365	$—	$53,255

Cash flows from investing activities:
Purchase of property and equipment	—	(10,496)	(1,236)	—	(11,732)
Proceeds from sale of equipment	—	103	—	—	103

Net cash used in investing activities	—	(10,393)	(1,236)	—	(11,629)

Cash flows from financing activities:
Principal payments on long-term debt	(22,376)	(6)	—	—	(22,382)
Intercompany receipts (advances)	53,282	(49,837)	(3,445)	—	—
Issuance of parent company stock	812	—	—	—	812
Repurchase of parent company stock	(16)	—	—	—	(16)

Cash flows provided by (used in) financing activities	31,702	(49,843)	(3,445)	—	(21,586)

Effect of exchange rate changes in cash	—	33	(26)	—	7

Net increase (decrease) in cash and cash equivalents	—	20,389	(342)	—	20,047
Cash and cash equivalents, beginning of period	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of period	$—	$32,768	$1,804	$—	$34,572

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(39,202)	$53,237	$4,810	$—	$18,845

Cash flows from investing activities:

Capital expenditures	—	(15,785)	(819)	—	(16,604)
Proceeds from sale of equipment	—	31	—	—	31

Net cash used in investing activities	—	(15,754)	(819)	—	(16,573)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Principal payments on long-term debt	(391,600)	(5)	—	—	(391,605)
Intercompany receipts (advances)	44,708	(40,822)	(3,886)	—	—
Proceeds from exercise of options in parent company stock	106	—	—	—	106
Proceeds from sale of parent company stock	600	—	—	—	600
Repurchase of parent company stock	(10)				(10)
Payment of deferred financing fees	(11,998)	—	—	—	(11,998)

Cash flows provided by (used in) financing activities	39,202	(40,827)	(3,886)	—	(5,511)

Effect of exchange rate changes in cash	—	18	(107)	—	(89)

Net increase (decrease) in cash and cash equivalents	—	(3,326)	(2)	—	(3,328)
Cash and cash equivalents, beginning of period	—	31,739	2,046	—	33,785

Cash and cash equivalents, end of period	$—	$28,413	$2,044	$—	$30,457

15. Changes in Stockholder’s Equity

The following table summarizes the changes in stockholder’s equity during the nine months ended September 30, 2010:

	Common Stock
			Additional paid-in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total Stockholder’s Equity
	Shares	Amount

Balance, January 1, 2010	1,000	$—	$635,368	$1,985	$(330,837)	$306,516
Comprehensive loss:
Net loss	—	—	—	—	(9,113)	(9,113)

Cumulative translation adjustment	—	—	—	(1,322)	—	(1,322)

Total comprehensive loss						$(10,435)

Stock issuance	—	—	600	—	—	600
Vesting of restricted stock	—	—	82	—	—	82
Exercise of employee stock options	—	—	685	—	—	685
Stock-based compensation	—	—	310	—	—	310

Balance, September 30, 2010	1,000	$—	$637,045	$663	$(339,950)	$297,758

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended September 30, 2009 and 2010, our 10 largest customers accounted for approximately 66% and 64% of our consolidated net sales, respectively. During the nine months ended September 30, 2009 and 2010, our 10 largest customers accounted for approximately 59% and 65% of our consolidated net sales, respectively. Three customers each accounted for more than 10% of our consolidated net sales during the three months ended September 30, 2009 and two customers each accounted for more than 10% of our consolidated net sales during the nine months ended September 30, 2009. Two customers each accounted for more than 10% our of consolidated net sales during the three and nine months ended September 30, 2010. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Customer A	17%	18%	19%	19%
Customer B	15%	15%	15%	16%
Customer C	12%	—	—	—

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010, presented as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	72.5	72.0	72.3

Gross profit	28.3	27.5	28.0	27.7

Selling, general and administrative expenses	10.0	9.9	10.4	10.6
Research and development expenses	0.6	0.5	0.6	0.5
Restructuring charges	2.0	—	1.3	—
Amortization of intangibles	3.1	3.0	3.0	3.0
Loss on disposal of property and equipment	0.4	—	0.2	—

Income from operations	12.2%	14.1%	12.5%	13.6%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net Sales

Net sales for the three months ended September 30, 2010 were $125.0 million, an increase of $7.2 million, or 6.2%, compared to net sales of $117.8 million for the three months ended September 30, 2009. Net sales increased due to higher sales volume of $6.8 million and a $1.4 million increase in platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit, offset by net price decreases totaling $1.0 million.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $90.7 million for the three months ended September 30, 2010 compared to $84.4 million for the three months ended September 30, 2009, an increase of $6.3 million, or 7.5%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of goods sold is primarily attributable to higher variable manufacturing costs resulting from higher labor costs driven by a higher incidence of overtime with higher revenue and increased raw material costs related to certain metals and higher platinum costs associated with higher platinum revenue, offset partially by lower fixed manufacturing costs and a reduction in our environmental liability of $1.3 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Gross profit for the three months ended September 30, 2010 was $34.3 million, or 27.5% of net sales, compared to $33.4 million, or 28.3% of net sales, for the three months ended September 30, 2009. The increase in our gross profit of $0.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 related to increased net sales during the period. As a percent of sales, gross profit decreased 0.8% during the three months ended September 30, 2010 compared to September 30, 2009, primarily due to higher material and labor costs partially offset by the cost reduction attributable to increased leverage of our fixed overhead infrastructure with increased net sales and a reduction in our environmental liability of $1.3 million during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, were $12.4 million for the three months ended September 30, 2010 compared to $11.8 million for the three months ended September 30, 2009. The $0.6 million increase in SG&A expenses was attributable to higher employee labor related costs and increases in professional fees and contract services totaling $0.4 million and $0.2 million, respectively. Higher labor costs reflect higher sales commissions of $0.5 million offset by lower severance costs and other personnel related spending of $0.1 million.

Research and Development Expenses

Research and development, or R&D, expenses, were $0.6 million for the three months ended September 30, 2010 compared to $0.7 million for the three months ended September 30, 2009. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies. The $0.1 million decrease in R&D expenses is attributable to lower labor related costs during the three months ended September 30, 2010 compared to September 30, 2009.

Restructuring Charges

No restructuring actions occurred during the three months ended September 30, 2010.

During the three months ended September 30, 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined one-time termination benefits. As a result of this action, the Company recorded $1.0 million in restructuring charges during the three months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined one-time termination benefits, and, in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $1.1 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. During the three months ended September 30, 2009, the Company recorded $0.6 million of costs related to these one-time termination benefits.

During the nine months ended September 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the closure, the Company provided both retention bonuses and individually determined one-time termination benefits to affected employees. One-time termination benefits totaled approximately $1.6 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. During the three months ended September 30, 2009, the Company recorded $0.5 million of costs related to these one-time termination benefits. In addition, during the three months ended September 30, 2009 the Company recorded $0.3 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities.

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the potential impairment related to the property and equipment at the facility. As a result, the carrying value of certain assets has been written down to their fair value of $0.7 million at September 30, 2009. The resulting impairment charges of $0.3 million for the three months ended September 30, 2009 are included in loss on disposal of property and equipment in the accompanying unaudited condensed consolidated statements of operations.

Interest Expense, net

Interest expense, net, increased $4.9 million to $18.8 million for the three months ended September 30, 2010, compared to $13.9 million for the three months ended September 30, 2009. The increase was primarily the result of a higher rate of interest on our Senior Secured Notes compared to our term loan, which was refinanced in January 2010 and higher gross debt outstanding during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Other (Expense) Income, net

Included in Other (expense) income, net are changes in the fair value of our derivative instrument and foreign currency transaction gains and losses. During the three months ended September 30, 2010, we recorded a $1.2 million gain related to the change in the fair value of our derivative instrument compared to a $0.5 million loss during the three months ended September 30, 2009. In addition, we recorded a currency exchange loss of approximately $2.6 million during the three months ended September 30, 2010 compared to a loss of $0.5 million during the three months ended September 30, 2009. This difference of $2.1 million is due primarily to unfavorable fluctuations of the dollar foreign exchange rate compared to the euro foreign exchange rate during the three months ended September 30, 2010 compared the three months ended September 30, 2009.

Income Tax Expense

Income tax expense for the three months ended September 30, 2010 was $0.6 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and a tax benefit of $0.1 million in state and foreign income taxes. Income tax expense for the three months ended September 30, 2009 was $15,000 and consisted of $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill offset by $0.6 million of foreign income tax benefits during the three months ended September 30, 2009. The increase of $0.6 million in income tax expense is due primarily to a foreign research and development tax credit received during the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales

Net sales for the nine months ended September 30, 2010 were $374.8 million, an increase of $6.8 million, or 1.8%, compared to net sales of $368.0 million for the nine months ended September 30, 2009. The increase of $6.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable to increased sales volume of $7.0 million, an increase of $3.8 million in platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit, offset by net price decreases of $4.0 million.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $270.9 million, or 72.3% of net sales, during the nine months ended September 30, 2010, compared to $264.8 million, or 72.0% of net sales, during the nine months ended September 30, 2009, an increase of $6.1 million. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of goods sold of $6.1 million is primarily attributable to higher variable manufacturing costs resulting from increased net sales and higher metal costs, which were partially offset by a reduction in our environmental liability of $1.3 million during the nine months ended September 30, 2010.

Gross profit was $103.9 million, or 27.7% of net sales, during the nine months ended September 30, 2010, compared to $103.2 million, or 28.0% of net sales, during the nine months ended September 30, 2009. The increase of $0.7 million in gross profit is attributable to higher net sales during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $39.7 million for the nine months ended September 30, 2010 compared to $38.1 million for the nine months ended September 30, 2009, an increase of $1.6 million. The increase of $1.6 million reflects costs related to improvements in our sales processes of $1.5 million and increased overall discretionary spending of $0.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Incremental sales costs, included increased travel costs of $0.6 million reflecting our sales group’s activity with our customers and increased professional fees of $0.9 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Research and Development Expenses

Research and development, or R&D, expenses for the nine months ended September 30, 2010 were $2.0 million compared to $2.1 million during the nine months ended September 30, 2009. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies. The decrease in R&D expenses of $0.1 million is attributable to lower labor related costs of $0.2 million offset by overall higher discretionary spending of $0.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Restructuring Charges

No restructuring actions occurred during the nine months ended September 30, 2010.

During the nine months ended September 30, 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined one-time termination benefits. As a result of this action, the Company recorded $0.9 million in restructuring charges during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company eliminated 38 positions in its administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered termination benefits, which included individually determined one-time termination benefits and, in certain instances, retention bonuses, if they remained with the Company through their proposed termination date. The total one-time termination benefits amounted to approximately $1.1 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive benefits. During the nine months ended September 30, 2009, the Company recorded $0.9 million of costs related to these one-time termination benefits.

During the nine months ended September 30, 2009, the Company eliminated 29 positions across its manufacturing function as part of a company wide effort to reduce costs. All affected employees were offered individually determined one-time termination benefits. As a result of this action, the Company recorded $0.3 million in restructuring charges during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company announced a plan to close its manufacturing facility in Huntsville, Alabama. The facility was closed in October 2009. In connection with the closure, the Company provided both retention bonuses and individually determined one-time termination benefits to affected employees. One-time termination benefits totaled approximately $1.6 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. During the nine months ended September 30, 2009, the Company recorded $0.8 million of costs related to these one-time termination benefits. In addition, during the nine months ended September 30, 2009 the Company recorded $0.5 million related to other costs related to the closing of the facility and the consolidation of its operations with other Company facilities.

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the potential impairment related to the property and equipment at the facility. As a result, the carrying value of certain assets was written down to their fair value of $0.7 million at September 30, 2009. The resulting impairment charge of $0.5 million for the nine months ended September 30, 2009 are included in loss on disposal of property in the accompanying unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined one-time termination benefits. As a result of this action, the Company recorded $1.3 million in restructuring charges during the nine months ended September 30, 2009.

Interest Expense, net

Interest expense, net, increased $11.8 million to $55.0 million for the nine months ended September 30, 2010, compared to $43.2 million for the nine months ended September 30, 2009. The increase was primarily the result of a higher rate of interest on our Senior Secured Notes compared to our term loan, which was refinanced in January 2010, and higher gross debt outstanding during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulting from the refinancing.

Loss on Debt Extinguishment

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest with proceeds received from a $400 million sale of Senior Secured Notes (the “Refinancing”). As part of the Refinancing, the Company terminated its revolving credit facility and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). In connection with the Refinancing, deferred financing fees in the amount of $11.7 million, net of accumulated amortization of $5.9 million, related to the loans that were paid or terminated were written off as a charge to expense during the nine months ended September 30, 2010 resulting in a loss on debt extinguishment of $5.8 million during the nine months ended September 30, 2010.

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, we recorded a loss on debt extinguishment of $0.2 million during the nine months ended September 30, 2010.

Other (Expense) Income, net

Included in Other (expense) income are gains and losses on our derivative instruments and foreign currency transaction gains and losses. During the nine months ended September 30, 2010, we realized a $3.5 million gain related to changes in the fair value of our derivative instrument compared to a $1.1 million loss during the nine months ended September 30, 2009. In addition, we recorded a currency exchange transaction gain of approximately $0.5 million during the nine months ended September 30, 2010 compared to a loss of $1.1 million during the nine months ended September 30, 2009. This difference of $1.6 million is due primarily to an improvement in the dollar foreign exchange rate compared to the euro foreign exchange rate during the nine months ended September 30, 2010 compared the nine months ended September 30, 2009.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 was $3.3 million and included $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.1 million in state and foreign income taxes. Income tax expense for the nine months ended September 30, 2009 was $2.1 million and included $2.2 million of deferred income tax expense primarily related to differences in the book and tax treatment of goodwill and a $0.1 million foreign income tax benefit. The increase of $1.2 million of foreign and state income taxes is primarily due to higher profits in our foreign locations during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

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

In October 2010, the Company issued $315.0 million of 10% Senior Subordinated Notes due 2017 (the “2017 Subordinated Notes”). A portion of the net proceeds from the sale of the 2017 Subordinated Notes was used to finance the Company’s tender offer (the “Tender Offer”) for any and all of its 10.5% Senior Subordinated Notes due 2013, and the remaining net proceeds of the offering, along with available cash, will be used to finance the Company’s redemption of all outstanding 10.5% Senior Subordinated Notes due 2013 not purchased in the Tender Offer.

The Tender Offer provided the holders of the 2013 Subordinated Notes a premium of $20 per each $1,000 of principal tendered. In addition, the Tender Offer provided an additional consent payment of $10 per each $1,000 of principal tendered in exchange for amendments to the indenture under which the 2013 Subordinated Notes were issued, which eliminated substantially all of the restrictive covenants, certain affirmative covenants, certain events of default, among other items, all of which were made in order to permit the refinancing to occur. The $10 consent payment was paid to holders of the 10.5% Senior Subordinated Notes due 2013 that tendered by the early consent deadline, or October 28, 2010.

In connection with this refinancing, the Company expects to incur a loss on debt extinguishment of approximately $14.9 million during the three months ended December 31, 2010.

Cash provided by operations was $18.8 million during the nine months ended September 30, 2010, compared to $53.3 million during the nine months ended September 30, 2009. The decrease in cash provided by operating activities of $34.4 million is primarily attributable to increased cash paid for interest during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as well as working capital investments in accounts receivable and inventory, partially offset by increases in cash generated from accounts payable and accrued liabilities.

Cash used in investing activities was $16.6 million during the nine months ended September 30, 2010 compared to $11.6 million during the nine months ended September 30, 2009. The increase in cash used in investing activities is due to higher purchases of property and equipment.

During the nine months ended September 30, 2010, cash used for financing activities was $5.5 million compared to $21.6 million during the nine months ended September 30, 2009. The decrease in cash used for financing activities was primarily due to net incremental cash received from our Refinancing during the nine months ended September 30, 2010 and lower debt principal payments during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

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

Other Key Indicators of Financial Condition and Operating Performance

EBITDA and Adjusted EBITDA presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net loss or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.

EBITDA represents net loss before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are detailed in the indentures that govern our Senior Subordinated Notes, our Senior Secured Notes or our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide supplemental information to investors and to disclose relevant information regarding certain thresholds in our ABL Revolver that we may be required to meet in certain cases. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

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

The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(820)	$(3,083)	$(1,442)	$(9,113)
Interest expense, net	13,881	18,756	43,165	55,039
Provision for income taxes	15	607	2,060	3,281
Depreciation and amortization	9,245	9,338	27,601	27,967

EBITDA	$22,321	$25,618	$71,384	$77,174

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
EBITDA	$22,321	$25,618	$71,384	$77,174

Adjustments:
Restructuring charges	2,362	—	4,843	—
Stock-based compensation - employees	225	148	829	392
Stock-based compensation - non-employees	23	23	70	68
Employee severance and relocation	912	410	1,579	924
Currency transaction loss (gain)	530	2,602	1,097	(547)
Change in fair value of derivative instruments	498	(1,226)	1,091	(3,512)
Loss on disposal of property and equipment	449	26	804	13
Other taxes	—	68	—	154
Plant closure costs	765	—	1,664	20
Loss on debt extinguishment	—	—	—	6,005
Management fees to stockholder	289	304	868	912
Other	—	24	—	24

Adjusted EBITDA	$28,374	$27,997	$84,229	$81,627

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Adjusted EBITDA	$28,374	$27,997	$84,229	$81,627
Net changes in operating assets and liabilities	12,219	(3,109)	17,434	(6,760)
Interest expense, net	(13,881)	(18,756)	(43,165)	(55,039)
Restructuring charges, net of payments	1,026	—	1,618	—
Deferred taxes	709	736	2,171	2,208
Current income tax expense	(694)	(129)	(111)	1,073
Amortization of debt discount and deferred financing charges	1,055	939	3,153	2,863
Change in environmental liabilities	—	(1,302)	—	(1,302)
Other items, net	(4,179)	(3,844)	(12,074)	(5,825)

Net cash provided by operating activities	$24,629	$2,532	$53,255	$18,845

Net cash used in investing activities	$(4,766)	$(6,417)	$(11,629)	$(16,573)

Net cash used in financing activities	$(2)	$(147)	$(21,586)	$(5,511)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations as of September 30, 2010 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$617,750	$33,500	$67,000	$67,000	$450,250
Senior Subordinated Notes (1)	535,500	23,625	63,000	63,000	385,875
Capital leases (1)	4	4	—	—	—
Operating leases	18,748	5,453	7,057	3,514	2,724
Purchase obligations (2)	51,381	51,381	—	—	—
Other obligations (3)	33,556	1,905	880	1,139	29,632

Total	$1,256,939	$115,868	$137,937	$134,653	$868,481

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.4 million payable to employees and $0.9 million payable to non-employees, environmental remediation obligations of $1.9 million, accrued compensation and pension benefits of $3.1 million, accrued swap liability of $1.0 million, deferred income taxes of $25.4 million and other obligations of $0.9 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Valuation of goodwill, trade names and trademarks;

•	Valuation of long-lived assets;

•	Self Insurance liabilities;

•	Environmental liabilities;

•	Share Based Payments;

•	Income Taxes; and

•	Hedge Accounting.

During the three and nine months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of the market risks we encounter.

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

(a)	Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have implemented systems and controls that limit TCE emissions generated by our Collegeville facility. However, these systems and controls will not reduce our TCE emissions to the levels expected to be required should a new standard become law.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended September 30, 2010.

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

Accellent Inc.

November 15, 2010	By:	/s/ Donald J. Spence
Donald J. Spence
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

November 15, 2010	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Executive Officer

31.2*	Rule 13a-15(b) and Rule 15d-15 Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.