Form 10-K
period 2010-12-31
ACCELLENT INC
filed 2011-03-25
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010: not applicable

As of March 24, 2011, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

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

PART I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the Company” refer to Accellent Inc. and its consolidated subsidiaries, which were acquired pursuant to the acquisition of the Company by a group of private equity firms in November 2005 (the “Acquisition”). Financial information reported in this Form 10-K includes the financial results of each acquired company since each respective acquisition date.

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

We have long-term relationships with many of our largest customers and work closely with them as they design, test, prototype, validate and produce their products. In many cases, we have worked with our key customers for over ten years. Based on discussions with our customers, we believe we are considered a preferred strategic supplier by a majority of our top ten customers and often become the sole supplier of the manufacturing and engineering services that we provide to our customers. Many of the end products we produce for our customers are regulated by the U.S. Food and Drug Administration (the “FDA”), which has stringent quality standards for manufacturers of medical devices. Complying with these requirements involves significant investments of money and time, which results in stronger relationships with our customers through the multiple validations of our manufacturing process required to ensure high quality and reliable production. The joint investment of time and process validation by us and our customers, along with the possibility of supply disruptions and quality fluctuations associated with moving a product line, often create high switching costs for transferring product lines once a product is in production. Typically, once our customers have started production of a certain product with us, they do not move this product to another supplier. Further, validation requirements encourage customers to consolidate business with preferred suppliers such as us, whose processes have been previously validated.

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

The chart below provides a few examples of target markets, market segments, and the customer products that utilize our products and services.

Target Market	Market Segment	Customer Products
Cardiology	— Cardiac Rhythm Management	— Pacemakers and Implantable Defibrillators — Implantable Conductor Leads and Implant Tools — Procedure Tools and Accessories

	— Cardiovascular	— Cardiac and Peripheral Stents — Guide Wires, Guide Gatherers, and Delivery Systems

	— Cardiac Surgery	— Heart Valves — Perfusion Cannulae and Kits — Vein Grafting and Bypass Instruments

Orthopaedics	— Joint	— Hip, Knee and Shoulder Implants — Surgical and Navigation Instruments

	— Spinal	— Vertebral Body Repair and Fusion — Disc Repair and Replacement — Procedure Instruments and Accessories

	— Arthroscopy	— Arthroscopes — Shaver Blades, Suture Anchors, and Tools

	— Trauma	— Maxillofacial and Cranial Repair — External and Extremity Repair

Endoscopy	— Gastrointestinal	— Biopsy Forceps — GERD and pH Diagnostics and Therapy

Target Market	Market Segment	Customer Products
	— Urology	— Stone Retrieval Systems — Gynecology and Birth Control Devices — Prostate Removal and Care Devices

	— Laparoscopy	— Harmonic Scalpel Blades and Surgical Tools — Forceps and Biopsy Devices — Procedural Tools and Accessories

Our Industry

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

Strategic Locations

We believe that the proximity of our design, prototyping and engineering centers to our major customers and the advantageous location of our manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers near Boston, Massachusetts and Minneapolis, Minnesota, and our manufacturing centers in Galway, Ireland, and near Minneapolis, Minnesota are strategically located near our major customers. In addition, our Juarez, Mexico facility provides, and we expect our planned facility in Malaysia to provide, our customers with low-cost manufacturing and assembly capabilities.

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

History of Driving Cost Savings

Since 2007, we have re-aligned and streamlined our sales, finance, quality, engineering and customer service organizations into centrally managed organizations to better serve our customers. Since that time, we have continued to focus on optimizing and consolidating our operations and re-positioning our service capabilities to more strategically meet our customers’ needs. In the process, we have improved capital and facility utilization and enhanced our cost structure. We are implementing “Lean Manufacturing” and recently deployed a common enterprise resource management platform across our manufacturing facilities.

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

Increase Manufacturing Efficiencies

We are implementing “Lean Manufacturing” focused on improving overall process control and cycle time reduction while substantially increasing our labor, equipment and facility efficiencies. The program is aimed at reducing our overall manufacturing costs and improving our capital and facility utilization necessary to support our continued growth. The program consists of standardized training for all Accellent employees in both lean and six sigma fundamentals including standard tools to support the identification and elimination of waste and variation. We are also deploying customized training for specialized job functions to increase our population of Lean Sigma certified employees.

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

Supply Chain Management Our supply chain management services encompass the complete order fulfillment process from raw materials to finished devices for entire product lines. This category of capabilities is an umbrella for the capabilities listed above, including design and engineering, component manufacturing, device assembly, raw materials sourcing, quality control/sterilization and warehousing and delivery, described below.

Capability	Description & Customer Application
Raw Materials Sourcing	Procurement and consulting on the choice of raw materials, assuring design and material suitability

Quality Control/Sterilization	The ability to design and validate quality control systems that meet or exceed customer requirements. In addition, we provide validated sterilization services

Warehousing and Delivery	The ability to provide customer storage and distribution services, including end user distribution

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

Customers

Our customers include leading worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopedic markets. We maintain strong relationships with our customers by delivering highly customized and engineered finished goods, assemblies, and components for their markets. For each of the years ended December 31, 2008, 2009 and 2010, approximately 95% of our net sales were derived from medical device companies. The remaining 5% of our net sales is derived from customers that serve the electronics, computer, industrial equipment and consumer markets for which we manufacture high quality, complex components that are used in such products as high density discharge lamps, fiber optics, motion sensors and power generators.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. We provide numerous products and services to our customers across their varied business units. For each of the years ended December 31, 2008, 2009 and 2010, our 10 largest medical device customers accounted for approximately 62%, 60% and 64% of our consolidated net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the years ended December 31, 2008, 2009 and 2010. In addition, Boston Scientific accounted for more than 10% of our net sales for the year ended December 31, 2008.

We believe that our customers are attractive to us based on their large size, significant potential for volume growth, and strong product pipelines. Our customers continuously seek ways to maximize shareholder return, reduce costs, and speed innovation and time to market by outsourcing manufacturing and engineering services. Additionally, they have been increasingly willing to outsource their needs with us based on our proven quality, preferred supplier status, and strong relational partnerships.

Our firm order backlog at December 31, 2009 and 2010 totaled approximately $215.0 million and $206.7 million, respectively. Substantially all of the 2010 orders are expected to be shipped within one year.

International Operations

For the years ended December 31, 2009 and 2010, approximately 17% of our sales were to customers outside of the United States. International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles. Refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding sales and long-lived assets by country.

In November 2010, the Company acquired a building in Penang, Malaysia to support the Company’s growth plans in the region. The Company is currently in the process of re-fitting the interior of the building, making certain improvements to the exterior of the building and installing manufacturing equipment into the facility. We expect to commence production in this new facility during the fourth quarter of 2011 or the first quarter of 2012 and have commenced selling activities.

Information Technology

We are in the process of installing, and expanding the use of the Oracle 11i enterprise resource planning, or ERP, system across our primary manufacturing facilities. This project entails upgrading and deploying a common implementation of ERP functionality at these facilities. We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, utilizing the latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, or CAD, and computer aided manufacturing, or CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We deploy our systems to provide direct business benefits to us, our customers and our suppliers.

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

We also continue to develop intellectual property for the purpose of licensing certain technologies to our medical device customers. The use of these technologies by our medical device customers in their finished design, component or material solution results in royalty revenues which are recognized at the time the product is shipped. Examples of licensed technologies include improvements to catheter based applications, gastrointestinal surgical devices and vascular stents.

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

Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. In 2001 the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation (“UTI”), our wholly owned subsidiary, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA (the “Consent order”). The Consent Order alleged that hazardous substances had been released into the environment from UTI’s Collegeville, Pennsylvania plant and required UTI to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI has implemented, and has been operating successfully, a contamination treatment system approved by the EPA.

During 2010, the EPA approved an amendment to the Consent Order which eliminated the need to treat potentially elevated chromium levels with an ion exchange treatment system. As a result of the amendment to the Consent Order, the environmental liability related to the Collegeville remediation was reduced by $1.3 million during 2010 to exclude the costs of operating the ion exchange treatment system. Refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2010, we have a liability of $1.9 million, of which the Company expects to pay $0.1 million during 2011, related primarily to the Collegeville remediation. We have prepared estimates of our potential liability, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. As part of efforts to lower TCE emissions, we have begun to implement a process that will reduce the Company’s TCE emissions generated by its Collegeville facility. However, this process will not reduce TCE emissions to the levels required should a new standard become law.

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

Employees

As of December 31, 2010, we had 3,326 employees. We also employ a number of temporary employees to assist with various projects. Other than certain employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

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

As of December 31, 2010, our total indebtedness was $715.0 million, which consists of $400.0 million of 8 3/8% Senior Secured Notes due in 2017 (the “2017 Senior Secured Notes”), $315.0 million of 10% Senior Subordinated Notes, due in 2017 (the “2017 Senior Subordinated Notes”) and an Asset Based Revolving line of credit with an aggregate borrowing capacity of $75.0 million, subject to borrowing base limitations (the “ABL Revolver”). No amounts were outstanding on the ABL Revolver at December 31, 2010. The 2017 Senior Secured Notes and the 2017 Senior Subordinated Notes are collectively referred to as the “2017 Notes”. The annual cash interest payments on the 2017 Notes total approximately $65.0 million.

Our substantial indebtedness could have important consequences, including the following:

•

Our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the 2017 Notes and any other indebtedness including any repurchase obligations that may arise thereafter;

•	The restrictions imposed on the operation of our business may hinder our ability to take advantage of strategic opportunities to grow our business;

•

Our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, restructuring, acquisitions or general corporate or other purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•

We must use substantial portion of our cash flow from operations to pay interest on the 2017 Notes and, to the extent incurred, on the ABL Revolver and any other indebtedness, which will reduce the funds available to us for operations and other purposes;

•	Our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	Our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	Our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business;

•	We may be vulnerable to interest rate increases, as the interest rate on our ABL Revolver carries a variable rate;

•

If we fail to satisfy our obligations under the 2017 Notes or fail to comply with the financial and other restrictive covenants contained in the indentures that govern our 2017 Notes, or our ABL Revolver, it could result in an event of default, which could result in all of our indebtedness becoming immediately due and payable and could permit the holders of the 2010 Notes and our ABL Revolver lenders to foreclose on our assets securing such indebtedness.

•

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our ABL Revolver and the indentures governing the 2017 Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the 2017 Notes.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures that govern the 2017 Notes and the credit agreement that governs our ABL Revolver, contain, and any agreements that govern potential future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

•	Incur and guarantee additional indebtedness or issue preferred stock;

•	Repay subordinated indebtedness prior to its stated maturity;

•	Pay dividends or make other distributions on or redeem or repurchase our stock;

•	Make certain investments or acquisitions;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Make certain capital expenditures;

•	Create liens;

•	Restrict dividends, distributions, or other payments from our subsidiaries;

•	Enter into certain transactions with stockholders and affiliates.

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

Moreover, the ABL Revolver provides the ABL collateral agent considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the ABL collateral agent under the ABL Revolver will not impose such actions during the term of the ABL Revolver and further, were it to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on our indebtedness.

A breach of the covenants or restrictions under the indentures that govern the 2017 Notes or the credit agreement that governs the ABL Revolver could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Revolver would permit the lenders under our ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Revolver those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

The amount of borrowings permitted at any time under the ABL Revolver is limited to a periodic borrowing base valuation of our inventory and accounts receivable. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under or the early termination of the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 31, 2010, our borrowing capacity under the ABL Revolver was approximately $28.1 million, after giving effect to outstanding letters of credit and borrowing base limitations. Because the borrowing base under the ABL Revolver depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity in the future.

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2017 Notes or borrowings under the ABL Revolver, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the 2017 Notes or our ABL Revolver, should any become due.

During 2010, cash flows from operating, investing, and financing activities provided a net increase in cash and cash equivalents of approximately $7.2 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The ABL Revolver and the indentures governing the 2017 Notes restrict our ability to sell assets and use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company, and all of our tangible assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes our subsidiaries do not have any obligation to pay amounts due on such notes, or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of our ABL Revolver and the indentures governing the 2017 Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

We are subject to the effects of general global economic and market conditions. In addition, recent economic events in the banking sector and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in fixed income, credit and equity markets. If these conditions persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. Possible consequences on our business include reduced customer demand, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the year ended December 31, 2010 our ten largest customers accounted for approximately 64% of our net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the year ended December 31, 2010. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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

We have international manufacturing operations in Europe and Mexico and are in the process of building a plant in Asia. We also receive a portion of our net sales from international customers. During 2010, approximately 17% of our net sales were to foreign customers, of which 11% was generated by exports from our facilities in the United States and the remaining 6% was generated from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

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

We may expand into new geographic or product markets or new products and our expansion may not be successful.

We may expand into new geographic or product markets through the development of new product applications based on our existing specialized manufacturing, design and engineering capabilities and services. For example, we are currently in the process of establishing a manufacturing facility in Malaysia and have commenced selling activities. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, price competition in new markets and unfavorable political, legal and economic environment of the new markets. If our attempts to expand into new markets are unsuccessful, our financial condition could be adversely affected and our business harmed.

We conduct significant operations at our facility in Juarez, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

Over the past several years fighting amongst rival drug cartels has led to high levels of violent crime in Juarez, Mexico and elsewhere along the U.S.-Mexico border despite increased law-enforcement efforts by the Mexican and U.S. governments. This situation presents several risks to our operations, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Juarez region in order to avoid the risk of violent crime to themselves or their families, and that our customers may become increasingly reluctant to visit our Juarez facility, which could delay product certifications, new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially adversely affected.

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

Changes in environmental, health and safety laws may result in costly compliance requirements or otherwise subject us to future liabilities. For example, in anticipation of proposed changes to air emission regulations (and in response to past regulatory and community scrutiny), we incorporated new air emission control technologies at one of our manufacturing sites which emits a regulated substance. We cannot assure you, however, that such control technologies will be sufficient to meet the requirements of any future regulations at current production levels.

In that regard, the EPA has agreed to consider making our industry subject to air emissions standards from which we are exempt. In the event that we become subject to such regulations, we may face additional compliance costs or curtail production at this site, which could have material adverse effect on our results of operations and financial condition. In addition, to the extent changes in environmental, health and safety laws affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our sales could decline.

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

The Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. This legislation may adversely affect our business and results of operations, possibly materially.

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

Our business could be adversely affected if a significant portion of our, or our suppliers’ facilities, plants, equipment, operations were damaged or interrupted by casualty events, natural disasters, industrial accidents, interruption or loss of power, condemnations, cancellation or non-renewals of leases for our facilities, fire or explosions, acts of terrorism, pandemic, political upheavals, work stoppages or other labor difficulties or other events beyond our control. Such an event or combination of events could impair our ability to manufacture or distribute products and have a material adverse affect on our business, results of operations and financial condition. Furthermore, our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities and may be required to incur additional expenditures for the development of additional safety procedures in the future. There is a risk that an accident or death could occur at our facilities despite such procedures. Any accident could result in significant manufacturing delays, disruption of operations, claims for damages resulting from injuries or additional expenditures on safety procedures, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

A substantial amount of our assets represents goodwill, and our earnings will be reduced if our goodwill becomes impaired.

As of December 31, 2010, our goodwill represented approximately $629.9 million, or 57.4%, of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. Goodwill impairment charges recognized in prior years amount to $217.3 million at December 31, 2010. We could be required to recognize additional non-cash reductions in our earnings in the future resulting from the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our ABL Revolver, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010.

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market. These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the year ended December 31, 2010 these industrial operations accounted for approximately 5% of our net sales. Historically, net sales from these operations have been highly cyclical. Additionally, a significant portion of our orthopedic sales are for instruments used in implant procedures. Our sales from orthopedic instrumentation related products are directly related to the timing of product launches by our customers. Delays in product releases by our orthopedic customers can result in increased volatility in our net sales. We cannot predict when volume volatility will occur and how severely it will impact our results of operations.

We face risks associated with the continued implementation, use and enhancement of our Enterprise Resource Planning System.

We have implemented a third party enterprise resource planning system, or ERP System, across many of our facilities, which enables sharing of customer and supplier operations and engineering data across our company. We continue to implement this ERP System in our facilities to improve the capabilities of the ERP System. The implementation and improvement of the ERP System may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP System. Further, we may experience interruptions in service due to failures of the ERP System. Continuing and uninterrupted performance of our ERP System is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Bain Capital, LLC (collectively, the “Sponsors”) approve significant business decisions and certain policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with our interests. For example, the Sponsors and certain of their affiliates are in the business of making investments in companies and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Further, if the Sponsors pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence our decisions.

Subsequent to December 31, 2010 our internal controls over financial reporting may not be effective and we may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent registered public accounting firm to attest to, their internal controls over financial reporting. On July 21, 2010, the Dodd- Frank Wall Street Reform and Consumer Protection Act (“Dodd- Frank”) was signed into law. Dodd-Frank provides a permanent exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 (“Section 404(b)”) for those entities that are neither large accelerated filers nor accelerated filers. As a result, the requirement for us to have our independent registered public accounting firm attest to, and report on, our internal controls over financial reporting does not currently apply. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2010 based on the framework and criteria established in Internal Control—Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2010. If we are not able to certify as to the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire additional personnel. Any such action could negatively affect our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 17 facilities and own 6 facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	133,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado	40,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Orchard Park, New York	64,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	66,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	42,000	Lease
Upland, California	50,000	Lease
Watertown, Connecticut	46,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	22,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	16,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	11,000	Lease
Penang, Malaysia	61,000	Own

Total	1,213,000

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

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data for the years ended December 31, 2006, 2007, 2008, 2009 and 2010. The results of operations for any year are not necessarily indicative of the results to be expected for any future year.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2006	2007	2008	2009	2010
STATEMENT OF OPERATIONS DATA:
Net sales	$474,134	$471,681	$525,476	$478,793	$506,954
Cost of sales	337,043	349,929	386,143	347,783	369,250

Gross profit	137,091	121,752	139,333	131,010	137,704
Selling, general and administrative expenses	58,458	52,454	58,814	47,725	52,002
Research and development expenses	3,607	2,565	2,924	2,064	2,393
Restructuring charges (credits)	5,008	729	2,499	5,727	(117)
Merger related costs	—	(67)	—	—	—
Amortization of intangible assets	17,205	15,506	14,939	14,939	14,939
Loss on disposal of property and equipment	186	345	1,074	966	15
Impairment of goodwill and intangibles (1)	—	251,253	—	—	—

Income (loss) from operations	52,627	(201,033)	59,083	59,589	68,472
Other (expense) income:
Interest expense, net	(65,338)	(67,367)	(65,257)	(56,569)	(73,939)
Loss on debt extinguishment	—	—	—	—	(20,882)
Other (expense) income, net	(541)	(1,090)	(2,453)	(514)	6,211

Total other (expense) income	(65,879)	(68,457)	(67,710)	(57,083)	(88,610)

(Loss) income before income taxes	(13,252)	(269,490)	(8,627)	2,506	(20,138)
Income tax expense	5,307	5,391	4,689	3,576	4,365

Net loss	$(18,559)	$(274,881)	$(13,316)	$(1,070)	$(24,503)

OTHER FINANCIAL DATA:
Cash flows provided by (used in):
Operating activities	$26,833	$8,218	$41,996	$55,479	$34,575
Investing activities	(30,284)	(23,806)	(15,734)	(14,150)	(25,878)
Financing activities	(2,642)	18,280	(17,001)	(22,171)	(1,521)
Capital expenditures	30,744	23,952	17,363	16,434	25,944
Depreciation and amortization	34,173	35,378	35,636	37,128	37,358
EBITDA (2)	86,259	(166,745)	92,266	96,203	91,159
Adjusted EBITDA (2)	101,661	86,606	103,974	109,818	110,147
Ratio of earnings to fixed charges (3)	—	—	—	1.04	—
Deficiency of earnings to fixed charges	13,252	269,490	8,627	—	20,138

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$2,746	$5,688	$14,525	$33,785	$40,787
Total assets	1,373,594	1,122,365	1,102,731	1,078,975	1,098,076
Total debt, net of unamortized discount	700,529	721,201	706,536	684,657	712,684
Total stockholder’s equity	586,260	311,995	302,173	306,516	280,508

(1)	We recorded impairment charges for the impairment of goodwill and other intangible assets of $217.3 million and $34.0 million, respectively, during the year ended December 31, 2007.

(2)	We define “EBITDA” as net loss before net interest expense, income tax expense (benefit), depreciation and amortization. Since EBITDA may not be calculated in the same manner by all companies, this measure may not be comparable to similarly titled measures by other companies. “Adjusted EBITDA” is defined as EBITDA, adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are required in determining compliance with certain restrictive covenants of the indentures governing the 2017 Notes and the credit agreement governing our ABL Revolver.

We disclose EBITDA and Adjusted EBITDA to provide additional information to investors related to the indentures governing the 2017 Notes and our ABL Revolver. We also disclose it as a supplemental measure of our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See Item 7 for a reconciliation of net loss to EBITDA and a reconciliation of EBITDA to Adjusted EBITDA under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Key Indicators of Financial Condition and Operating Performance”.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include: interest expense, whether expensed or capitalized; amortization of debt issuance costs; and the portion of rental expense representative of the interest factor.

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across their separate divisions and multiple products. During 2008, 2009 and 2010, our 10 largest customers accounted for approximately 62%, 60% and 64% of net sales with two or more customers each accounting for greater than 10% of net sales.

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

Net Sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price from the buyer is fixed or determinable, and collectibility is reasonably assured. Generally, we recognize revenue based on written arrangements or purchase orders with our customers and upon transfer of title of the product or rendering of the service. Amounts billed for shipping and handling fees are classified within net sales in our consolidated statements of operations. Costs incurred for shipping and handling fees are classified as cost of sales. We provide an allowance for estimated future returns in the period revenue is recorded. The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our sales domestically. For the year ended December 31, 2008, approximately 79% of our net sales were to customers located in the United States. For each of the years ended December 31, 2009 and 2010, approximately 83% of our net sales were to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers’ ability to forecast their requirements.

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

Interest expense relates primarily to the debt initially incurred to finance the Acquisition of us by our Sponsors, debt subsequently incurred to refinance such acquisition financing and the amortization of deferred financing costs.

Results of Operations

The following table sets forth our operating data as a percentage of net sales for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.5	72.6	72.8

Gross profit	26.5	27.4	27.2
Selling, general and administrative expenses	11.2	10.0	10.3
Research and development expenses	0.5	0.4	0.5
Restructuring charges	0.5	1.2	—
Loss on disposal of property and equipment	0.2	0.2	—
Amortization of intangible assets	2.8	3.1	2.9

Income from operations	11.3%	12.5%	13.5%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales

Net sales for 2010 were $507.0 million, an increase of $28.2 million, or 5.9%, compared to net sales of $478.8 million for 2009. The increase in net sales is attributable to higher sales volume of $28.0 million driven by increased demand for the Company’s products from many of our larger customers, and a $5.9 million increase in platinum sales resulting from passing through to our customers, increases in precious metal prices which do not impact gross profit, offset by net price decreases.

Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of our net sales in 2010 and 2009.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $369.3 million for 2010 compared to $347.8 million for 2009, an increase of $21.5 million, or 6.2%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of goods sold is primarily attributable to higher 2010 revenue and, to a lesser extent, higher variable manufacturing costs resulting from (i) an increase in labor costs reflecting increased use of temporary personnel, which carries a higher cost per hour and (ii) increased costs of certain metals including platinum. These increases were partially offset by a reduction in our environmental liability of $1.3 million during 2010.

Gross profit for 2010 was $137.7 million, or 27.2% of net sales, compared to $131.0 million, or 27.4% of net sales, for 2009. The increase in our gross profit of $6.7 million for 2010 compared to 2009 was primarily attributable to increased net sales during the year. As a percent of sales, gross profit decreased 0.2% during 2010 compared to 2009, primarily due to higher variable manufacturing costs which were partially offset by increased leverage of our fixed overhead infrastructure with increased net sales and a reduction in our environmental liability of $1.3 million during the year.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses were $52.0 million for 2010 compared to $47.7 million for 2009. The net $4.3 million increase in SG&A expenses was primarily attributable to higher employee labor related costs of $3.2 million and increases in professional fees, contract services and other discretionary spending totaling $1.4 million, $1.1 million and $0.1 million, respectively, offset by lower costs related to bad debts and lower recruiting and relocation costs of $0.9 million and $0.6 million, respectively. The increase in labor costs reflects increased sales commissions of $1.3 million and increased compensation of $1.9 million.

Research and development expenses

Research and development expenses for 2010 were $2.4 million compared to $2.1 million for 2009. The increase of $0.3 million in 2010 compared to 2009 is related to a decline in the amount of research and development grant funds received of $0.4 million from the government of Ireland related to eligible research and development spending in Ireland and higher discretionary spending of $0.1 million, both of which are offset by lower personnel and labor related costs of $0.2 million.

Restructuring charges

The Company undertook no restructuring actions in 2010. During 2010, the Company reduced its estimates that are used in determining the amount of its liability related to restructuring charges. As a result, restructuring charges reflects an expense reduction of $0.1 million in 2010 compared to an expense $5.7 million for 2009. Details about our 2009 restructuring actions are summarized below.

During the year ended December 31, 2009, the Company recorded $5.7 million of restructuring charges consisting of severance costs resulting from both the elimination of 344 positions in manufacturing and administrative functions as part of the ongoing company-wide efforts to reduce costs and the closure of the Company’s manufacturing facility in Huntsville, Alabama as described below. Total costs associated with the Huntsville plant closure approximated $1.9 million.

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s Huntsville manufacturing. Pursuant to the plan, the facility closed in November 2009 and a majority of the operations were transferred to other Accellent facilities. In connection with the plan, all employees were terminated in November, 2009. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, if they remained with the Company through that date. The total one-time termination benefits approximated $1.2 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. Costs to consolidate facilities totaled approximately $0.7 million and are also reported in restructuring charges.

In connection with the closure of the Company’s Huntsville facility, in addition to termination benefits of approximately $1.2 million, the equipment that was not transferred to other of our factories was sold or written down to its fair value, less costs to sell, during the year ended December 31, 2009. The Company recorded approximately $0.4 million of losses on these assets. At December 31, 2009, approximately $0.9 million related to the closure of the Huntsville facility remained unpaid, all of which was paid by December 31, 2010.

Loss on disposal of property and equipment

During the year ended December 31, 2010, the Company recorded approximately $15,000 of losses related to the disposal of property and equipment compared to $1.0 million during the year ended December 31, 2009. The decrease is primarily due to lower asset disposals during 2010 compared to 2009. In 2009, in connection with the closure of the Company’s Huntsville manufacturing facility, the Company wrote-down the carrying value of certain assets to their fair value of $0.7 million. The resulting charges of $0.4 million during 2009 are included in loss on disposal of property and equipment in the consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

Amortization

Amortization of finite-lived intangible assets was $14.9 million for both 2010 and 2009.

Interest expense, net

Interest expense, net, increased $17.4 million to $74.0 million in 2010, compared to $56.6 million in 2009. The increase was primarily the result of a higher rate of interest on our 2017 Notes compared to our term loan, which was refinanced in January 2010, and higher gross debt outstanding during 2017 compared to 2009 as a result of two refinancing transactions completed during 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Loss on Debt Extinguishment

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest thereon with proceeds received from the sale of $400 million principal amount of Senior Secured Notes (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Company terminated its then existing revolving credit facility and replaced it with the “ABL Revolver”. In connection with the Term Loan Refinancing, deferred financing fees in the amount of $14.4 million, net of accumulated amortization of $8.6 million, related to its term loan and revolving credit facility were recorded as a loss on debt extinguishment of approximately $5.8 million during 2010.

In June 2010, the Company purchased $10.0 million principal amount of its 10 1/2% Senior Subordinated Notes due 2013 (the “2013 Senior Subordinated Notes”) at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million dollars. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation of the 2013 Subordinated Notes, the Company recorded a loss on debt extinguishment of approximately $0.2 million.

In October 2010, the Company sold $315 million of the 2017 Senior Subordinated Notes (“the “2017 Subordinated Notes”). A portion of the net proceeds from the sale of the 2017 Senior Subordinated Notes was used to finance the Company’s tender offer (the “Tender Offer”) for any and all of its then outstanding Senior Subordinated Notes due 2013, and the remaining net proceeds of the offering, along with available cash, were used to finance the Company’s redemption of the outstanding 2013 Senior Subordinated Notes that were not tendered during the period that the Tender Offer remained open. In connection with the sale of the 2017 Senior Subordinated Notes and the redemption of its then outstanding 2013 Senior Subordinated Notes, the Company recorded a loss on debt extinguishment which amounted to $14.9 million which consisted of a redemption premium of $6.3 million, a consent premium associated with the Tender Offer of $2.3 million, a write off of deferred financing fees of approximately $12.4 million, net of accumulated amortization thereon of approximately $7.6 million, and the remaining unamortized discount of $1.5 million.

Other (Expense) Income, net

Other (expense) income, net includes gains and losses on our derivative instruments and foreign currency transaction gains and losses. Through November 2010, we maintained an interest rate swap agreement which reduced our exposure to variable interest rates on our term loan. During 2010, we recorded a $4.5 million gain on the interest rate swap agreement compared to a $0.4 million gain during 2009. The fair value of the interest rate swap agreement was largely dependent on movements in short-term interest rates, among other factors. The difference of $4.1 million in 2010 compared to 2009 reflects the underlying difference due to short term interest rate changes. In addition, we recorded net currency exchange transaction gains of $1.5 million during 2010 compared to losses of $0.9 million during 2009. The difference of $2.4 million is primarily due to an improvement in the dollar foreign exchange rate compared to the Euro and British pound foreign exchange rates during 2010 compared to 2009.

Income tax expense

Income tax expense for 2010 was $4.4 million and consisted of $3.1 million of deferred income taxes, which included $3.3 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. Income tax expense for 2009 was $3.6 million and consisted of $2.6 million of deferred federal income taxes primarily related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets, $0.8 million of foreign income taxes and state income taxes of $0.2 million. At December 31, 2010, we provided a valuation allowance for substantially all of our net deferred tax assets that are temporary as we have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized.

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

Cost of Goods Sold and Gross Profit

Cost of goods sold was $347.8 million for 2009 compared to $386.1 million for 2008, a decrease of $38.4 million, or 9.9%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The decrease in cost of goods sold of $38.4 million is primarily attributable to lower variable manufacturing costs resulting from lower net sales during 2009, offset partially by higher fixed manufacturing costs due to lower leverage of fixed costs related to decreased sales and production volumes.

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

In May 2009, the Company’s Board of Directors approved a plan of closure with respect to the Company’s Huntsville manufacturing facility. Pursuant to the plan, the facility closed in November 2009 and a majority of the operations were transferred to other Accellent facilities. In connection with the plan, all employees were terminated in November, 2009. All affected employees were offered both retention bonuses as well as individually determined severance benefits to be received upon termination of employment, if they remained with the Company through that date. The total one-time termination benefits approximated $1.2 million and were recorded over the employees’ remaining service period as employees were required to stay through their termination date to receive the benefits. Costs to consolidate facilities totaled approximately $0.7 million and are also reported in restructuring charges.

In connection with the closure of the Company’s Huntsville facility, in addition to termination benefits of approximately $1.2 million, the equipment that was not transferred to other of our factories was sold or written down to its fair value, less costs to sell, during the year ended December 31, 2009. The Company recorded approximately $0.4 million of losses on these assets. At December 31, 2009, approximately $0.9 million related to the closure of the Huntsville facility remained unpaid, all of which was expected to be paid during 2010.

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

Loss on disposal of property and equipment

During the year ended December 31, 2009, the Company recorded $1.0 million of losses related to the disposal of property and equipment compared to $1.1 million during the year ended December 31, 2008. The decrease during the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily due to lower asset disposals, including asset write-downs, recorded related to the Company’s closure of its facility in Huntsville, Alabama compared to the amount recorded for the year ended December 31, 2008 related to the Company’s closure of its facility in Memphis, Tennessee.

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

Other (Expense) income, net

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At December 31, 2010, we had $12.0 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of December 31, 2010, our total indebtedness amounted to $715.0 million. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash provided by operations was $34.6 million during 2010, compared to $55.5 million in 2009. The decrease in cash provided by operating activities of $20.9 million is primarily attributable to working capital investments in accounts receivable and inventory and increased cash paid for interest during 2010, partially offset by increases in cash generated from higher operating profits and increased accounts payable and accrued liabilities.

Cash used in investing activities was $25.9 million during 2010 compared to $14.2 million during 2009. The increase in cash used for investing activities of $11.7 million during 2010 is attributable to higher capital asset acquisitions of $9.5 million, lower cash generated from sale of equipment of $0.9 million and cash proceeds of $1.3 million from the repayment of a note receivable generated in 2009.

During 2010, cash used in financing activities was $1.5 million compared to $22.2 million during 2009. The decrease in cash used in financing activities of $20.7 million was attributable primarily to net incremental cash received from the refinancing transactions, lower scheduled debt principal payments of $39.6 million during 2010 and an increase in cash from the sale of parent company stock of $0.4 million, all of which were offset by $19.3 million of fees paid to unrelated third parties in connection with the refinancing transactions completed during 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

During 2009, cash used in financing activities was $22.2 million compared to cash used in financing activities of $17.0 million during 2008. The increase in cash used in financing activities was primarily due to higher scheduled net debt principal payments of $7.3 million, offset partially by an increase in cash generated from the sale of parent company stock of approximately $0.1 million and lower repurchases of parent company stock of $2.0 million.

Capital Expenditures. Our planned capital expenditures for 2011 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of December 31, 2010, we have a liability of $1.9 million, of which the Company expects to pay $0.1 million during 2011, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at December 31, 2010 includes $1.8 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at December 31, 2010.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available borrowings under the ABL Revolver will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.

Indebtedness. At December 31, 2010 our aggregate debt was approximately $715.0 million substantially all of which was due in 2017. Our debt at December 31, 2010 consisted of our Senior Secured Notes bearing interest at 8.375% and our 10% Senior Subordinated 2017 Notes. In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $28.1 million at December 31, 2010. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010.

ABL Revolver

In January 2010 in connection with refinancing, the Company entered into its ABL Revolver pursuant to a credit agreement among the Company, a syndicate of financial institutions, and certain institutional lenders.

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

All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s domestic restricted subsidiaries (refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for supplemental guarantor financial information). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors, including:

•

a first-priority security interest in personal property consisting of accounts receivable, inventory, certain cash, related general intangibles and instruments related to the foregoing and proceeds of the foregoing (such assets, the “ABL Priority Collateral”); and

•

a second-priority security interest in, and mortgages on, substantially all of the Company’s material real property and equipment and all other assets other than the ABL Priority Collateral, which secure the 2017 Senior Secured Notes on a first-priority basis (such assets, the “Notes Priority Collateral”).

The ABL Revolver requires that if excess availability is less than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for five consecutive business days, the Company must comply with a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0 for a period ending on the first day thereafter on which excess availability has been greater than the amounts set forth above for 30 consecutive days. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens;

•	make investments and loans;

•	pay dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and asset sales;

•	prepay, redeem or purchase certain indebtedness including the 2017 Notes;

•	amend or otherwise alter terms of certain indebtedness, including the 2017 Notes;

•	engage in certain transactions with affiliates; and

•	alter the business that the Company conducts.

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

During 2010, the Company refinanced both its term loan and its 2013 Senior Subordinated Notes – each of which were outstanding at December 31, 2009. The term loan was refinanced in January 2010 with proceeds from the issuance of the 2017 Senior Secured Notes and the 2013 Senior Subordinated Notes were redeemed using proceeds from the issuance of the 2017 Senior Subordinated Notes. The 2013 Senior Subordinated Notes were re-purchased in part, through a tender offer in which holders of the then outstanding 2013 Senior Subordinated Notes were offered a 0.3% premium which included a 0.2% redemption premium and a 0.1% consent premium for holders who tendered during an early tender period. Approximately 78% of the 2013 Senior Subordinated Notes were tendered and redeemed in October and the remaining 2013 Senior Subordinated Notes were redeemed in December. A summary of each of the 2017 Senior Secured Notes and the 2017 Senior Subordinated Notes is provided below.

Senior Notes

8 3/8% Senior Secured Notes due 2017

In January 2010, the Company issued $400 million aggregate principal amount of its 2017 Senior Secured Notes to refinance the term loan outstanding under its then existing credit facility (refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The 2017 Senior Secured Notes bear interest at 8.375% per annum and mature on February 1, 2017. Interest is payable on a semi-annual basis on August 1 and February 1. Prior to February 1, 2013, the Company may redeem the 2017 Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the 2017 Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2017 Senior Secured Notes with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the 2017 Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company will be required to make an offer to purchase each holder’s 2017 Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

The Company’s obligations under the 2017 Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries (refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for supplemental guarantor financial information). All obligations under the 2017 Senior Secured Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors, including:

•	a first-priority security interest in, and mortgages on, the Notes Priority Collateral; and

•	a second-priority security interest in the ABL Priority Collateral.

10% Senior Subordinated Notes due 2017

In October 2010, the Company issued $315 million aggregate principal amount of its 2017 Senior Subordinated Notes. The 2017 Subordinated Notes bear interest at 10.0% per annum and mature on November 1, 2017. Interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2011. Prior to November 1, 2013, the Company may redeem the 2017 Senior Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. The Company may also redeem any of the 2017 Senior Subordinated Notes at any time on or after November 1, 2013, in whole or in part, at specified redemption prices plus accrued and unpaid interest, if any. In addition, prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2017 Senior Subordinated Notes with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the 2017 Senior Subordinated Notes remain outstanding immediately after such redemption. Upon a change of control, the Company will be required to offer to purchase the 2017 Senior Subordinated Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Company’s obligations under the 2017 Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by all of the Company’s domestic restricted subsidiaries (refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for supplemental guarantor financial information).

Terms Applicable to the 2017 Notes

The indentures that govern the 2017 Notes contain restrictions on our ability, and the ability of our subsidiaries, to:

•	incur additional indebtedness or issue preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	agree to any restrictions on the ability of restricted subsidiaries to make payments to the issuer

•	enter into certain transactions with our affiliates.

The 2017 Notes include customary events of default, including among other things payment defaults, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments and actual or asserted failure of certain guarantees or security interests to be in full force and effect. If such an event of default occurs, the trustee or holders of the 2017 Notes, as applicable, may be entitled to take various actions, which may include the acceleration of amounts due under the 2017 Notes and, in the case of the trustee or holders of the 2017 Senior Notes, to enforce their security interests in our assets.

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

EBITDA represents net loss before net interest expense, income tax expense (benefit), depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to certain non-cash items and other adjustments, all of which are defined in the indentures governing the 2017 Notes and our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K is appropriate to provide additional information to investors regarding certain restrictions in the indentures governing the 2017 Notes and our ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were previously determined under our credit agreement, as amended.

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

The following table sets forth a reconciliation of net income to EBITDA for the years indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(13,316)	$(1,070)	$(24,503)
Interest expense, net	65,257	56,569	73,939
Provision for income taxes	4,689	3,576	4,365
Depreciation and amortization	35,636	37,128	37,358

EBITDA	$92,266	$96,203	$91,159

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
EBITDA	$92,266	$96,203	$91,159
Adjustments:
Restructuring charges	2,499	5,727	(117)

Stock-based compensation—employees (a)	1,851	617	695
Stock-based compensation—non-employees(a)	954	93	90
Severance and relocation (b)	996	1,968	1,942

Chief executive recruiting costs (b)	(26)	310	—
Loss on disposal of property and equipment(c)	1,074	966	15
Management fees to stockholder (d)	1,259	1,216	1,231

Currency transaction (gain)/ loss (e)	(1,571)	900	(1,467)
Loss (gain) on derivative instruments (f)	4,111	(425)	(4,511)
Plant closure costs and other (g)	561	2,243	49
Franchise taxes (h)	—	—	179
Loss on debt extinguishment (i)	—	—	20,882

Adjusted EBITDA	$103,974	$109,818	$110,147

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Adjusted EBITDA	$103,974	$109,818	$110,147
Net changes in operating assets and liabilities	5,236	9,645	(685)
Interest expense, net	(65,257)	(56,569)	(73,939)
Cash portion of restructuring charges	(2,231)	(4,599)	—
Deferred tax provisions	1,726	2,456	3,087
Income tax benefit (expense)	(4,689)	(3,576)	(4,365)
Amortization of debt discount	4,197	4,229	3,662
Other items, net	(960)	(5,925)	(3,332)

Net cash provided by operating activities	$41,996	$55,479	$34,575

Net cash used in investing activities	$(15,734)	$(14,150)	$(25,878)

Net cash provided by (used in) financing activities	$(17,001)	$(22,171)	$(1,521)

(a)	We provide for the adjustment to EBITDA for non-cash compensation.

(b)	We provide for the adjustment to EBITDA for certain expenses, including employee severance and relocation expenses and recruitment costs for our Chief Executive Officer.

(c)	We provide for the adjustment to EBITDA for all gains and losses from sales of our property, plant and equipment.

(d)	We have a management services agreement with KKR that provides for a $1.0 million annual payment, with such amount to increase by 5% per year. See Item 13-“Certain Relationships and Related Party Transactions.

(e)	We provide for the adjustment to EBITDA to exclude the effects of any non operating currency transaction gains and losses.

(f)	We provide for the adjustment to EBITDA to exclude the effects of any (gains) or losses on derivative instruments used to hedge future cash flows. Refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(g)	We provide for the adjustment to EBITDA to exclude the effects of any other costs related to the closure of a facility.

(h)	We provide for the adjustment to EBITDA for franchise taxes pursuant to the agreements governing the ABL Revolver and our 2017 Notes.

(i)	We provide for the adjustment to EBITDA for the loss on debt extinguishments related to our refinancing transactions completed in 2010.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for stand-by letters of credit of $12.0 million outstanding at December 31, 2010.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2010 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Senior Secured Notes (1)	$617,750	$33,500	$67,000	$67,000	$450,250
2017 Senior Subordinated Notes (1)	535,500	31,500	63,000	63,000	378,000
Capital leases	33	9	14	10	—
Operating leases	18,305	5,491	7,055	3,264	2,495
Purchase obligations (2)	41,448	41,448	—	—	—
Other obligations (3)	34,577	485	711	950	32,431

Total	$1,247,613	$112,433	$137,780	$134,224	$863,176

(1)	Includes annual interest payments and principal payments due in 2017.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)	Other obligations include share based payment obligations of $0.4 million payable to employees and $0.9 million payable to non-employees, environmental remediation obligations of $1.9 million, accrued compensation and pension benefits of $4.1 million, deferred income taxes of $26.4 million and other obligations of $0.9 million.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.

We have identified the following critical accounting policies that require us to make significant judgments and estimates in preparing our consolidated financial statements.

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our allowance for potential future product returns. We provide for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data, current economic conditions, and our customer base. The amount of revenue we recognize is directly impacted by the estimates made to establish the allowance for potential future product returns. Our allowance for sales returns was $1.2 million and $1.4 million at December 31, 2009 and 2010, respectively.

Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable in establishing our allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an analysis of specific customer accounts, changes in payment patterns, historical experience, customer credit worthiness and current economic trends. Based on this analysis, we provide allowances for doubtful accounts at the time we estimate that collectibility becomes uncertain. Our allowance for doubtful accounts was $1.1 million at December 31, 2009 and $0.6 million at December 31, 2010.

Valuation of Goodwill and Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite- lived intangible assets are subject to an annual impairment test, or more often, if impairment indicators arise. If based on the results of such assessment the carrying value of goodwill and intangible assets may not be recoverable, we measure impairment as an amount by which the carrying value of goodwill and intangible assets exceeds their fair value. When we evaluate potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the value of the reporting unit for a sustained period of time. We utilize a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows) to determine the fair value of the reporting unit. We evaluate our trade name and trademark using a relief-from-royalty methodology of the income approach, which measures the present value of the net after-tax savings excepted to be realized over the life of the intangible asset. We make assumptions about future cash flows, discount rates and other estimates in those models. Different assumptions and judgment determinations could yield different conclusions that would affect our operating results in the period that such change or determination is made. In 2009 and 2010, the fair value of the reporting unit significantly exceeded its carrying value.

Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset or the asset group.

When we determine that the carrying value of intangible assets or fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or an income approach determined using discounted projected cash flows. The determination of fair value requires that we make assumptions about future cash flows, discount rates and other estimates. Different assumptions could yield different conclusions that would affect our operating results in the period that such determination is made. There were no impairment losses on long-lived assets incurred during 2008, 2009 and 2010.

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs, including claim settlements or the projected costs to resolve claims increase significantly from the previously estimated amounts. Our accrued liability for self-insured workers’ compensation and employee health benefits at December 31, 2009 and December 31, 2010 were $4.5 million and $4.9 million, respectively.

Environmental Reserves. We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Our remediation cost estimates are based on the facts known at the current time including consultation with a third-party environmental specialist and external legal counsel. Changes in environmental laws, improvements in remediation technology and discovery of additional information concerning known or new environmental matters could affect our operating results in the period that such change or determination is made.

Share Based Payments. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the underlying value of the common stock, the expected term of stock options, expected volatility of the underlying stock, and the number of stock-based awards expected to be forfeited due to future terminations. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material impact on our financial results in the period that such determination is made.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we adjust our valuation allowance during a period, we increase or decrease our income tax provision in our consolidated statements of operations. If any of our estimates of our prior period taxable income or loss require change, material differences could impact the amount and timing of income tax benefits or payments for any period.

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

Interest Rate Risk

At December 31, 2010 we were not subject to market risk as the interest rates on our long-term debt are fixed and we do not have a balance outstanding on our ABL revolver. At December 31, 2009 we were subject to market risk associated with changes in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility for which we had an outstanding balance at December 31, 2009 of $381.6 million with an interest rate of 2.51%. At December 31, 2009, we maintained a swap agreement that limited our exposure to variable interest rates. At December 31, 2009, the notional amount of the swap contract was $150.0 million. The notional amount decreased to $125.0 million on February 27, 2010 and the swap contract matured on November 27, 2010. We received variable rate payments (equal to the three month LIBOR rate) during the term of the swap contract and we’re obligated to pay fixed interest rate payments (4.85%) during the term of the contract. A 1% change in interest rates, considering the agreement in place that limits our exposure to variable interest rates, would have resulted in a change in interest expense of approximately $2.3 million per year. Excluding this agreement, a 1% change in interest rates would have resulted in a change in interest expense of approximately $3.8 million per year.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We operate facilities in foreign countries. Our principal currency exposures relate to the Euro, the British pound, the Mexican peso and Malaysian ringgit. We consider adverse impacts to our operating results related to foreign currency exposures to be low. Our foreign operations are generally cash flow positive and all transactions, both revenue and expense, are predominantly denominated in the local currency. As a result, any adverse currency changes would impact both revenue and expenses, offsetting each other, with little change to net income or loss and the related cash flows.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as platinum, gold, titanium, stainless steel, cobalt-chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations, in addition to certain instances where we generally pass through the cost of the raw material, such as with platinum. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers, we partially adjust prices for the impact of raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results could be adversely affected.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of our Independent Registered Public Accounting Firm are included beginning on page 64 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd- Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 (“Dodd-Frank”). Dodd-Frank provides a permanent exemption from the requirements of Section 404(b) of the Sarbanes- Oxley Act of 2002 for those entities that are neither large accelerated filers nor accelerated filers. As a result, the requirement for us to have our independent registered public accounting firm attest to, and report on, internal controls over financial reporting does not currently apply.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and the directors, and their respective ages as of the date of this report, are as follows:

Name(1)	Age	Position
Donald J. Spence	57	Chief Executive Officer, President and Director
Jeremy A. Friedman	57	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	54	Executive Vice President of Technology and Chief Technology Officer
Dean D. Schauer	44	Executive Vice President , Operations, Supply Chain and Engineering
Kenneth W. Freeman	60	Chairman of the Board and Director
James C. Momtazee	39	Director
Chris Gordon	38	Director

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

Kenneth W. Freeman, James C. Momtazee and Chris Gordon were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsor Group. Donald J. Spence was appointed to the Board upon his appointment as President and Chief Executive Officer in May 2010. Mr. Spence’s appointment to the Board considered his experience, qualifications, attributes and skills, particularly within the medical device space.

When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of Company’s business and structure, the Board focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth below.

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

Donald J. Spence has served as our President and Chief Executive Officer and a Director since May 2010. Prior to joining us Mr. Spence was Chief Executive Officer of Philips Home Healthcare Solutions. Mr. Spence was President of the Sleep and Home Respiratory Group for Respironics, Inc. from 2005 until the firm was acquired by Royal Philips Electronics in 2008. Mr. Spence began his career as a financial analyst at Ford Motor Company, and has served in various roles in the medical device and automotive industries, including strategic planning, operations, global marketing, sales and senior management for BOC Group plc and GKN plc. Mr. Spence received a bachelor’s degree in economics from Michigan State University and a master’s degree in economics from Central Michigan University.

Jeremy A. Friedman has served as our Chief Financial Officer, Executive Vice President, Treasurer and Secretary since September 4, 2007. Prior to joining us, Mr. Friedman held several executive positions at Flextronics International Ltd., including Senior Vice President—Business Development from December 2006 to August 2007, Senior Vice President of Finance and Global Supply Chain—Components from January 2006 to December 2006, Chief Operating Officer—Flextronics Network Services from January 2004 to January 2006 and Vice President—Global Internal Audit from September 2002 to January 2004. Mr. Friedman holds a Bachelor of Arts Degree in Religion from Haverford College and an M.B.A. from Harvard Business School.

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

Kenneth W. Freeman has served as Chairman of Accellent since May 2010, and previously served as Executive Chairman since January 2006. He joined the board of directors in November 2005. Mr. Freeman has been a senior advisor of Kohlberg Kravis Roberts & Co. since August 2010 and in August 2010 was appointed Dean of Boston University School of Management. From October 2009 to August 2010, Mr. Freeman was a member of KKR Management LLC, the general partner of KKR & Co. Before that, he was a member of the limited liability company which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 2007 and joined the firm as Managing Director in May 2005. From May 2004 to December 2004, Mr. Freeman was Chairman of Quest Diagnostics Incorporated, and from January 1996 to May 2004, he served as Chairman and Chief Executive Officer of Quest Diagnostics Incorporated. From May 1995 to December 1996, Mr. Freeman was President and Chief Executive Officer of Corning Clinical Laboratories, the predecessor company to Quest Diagnostics. Prior to that, he served in various general management and financial roles with Corning Incorporated. Mr. Freeman currently serves as a director of HCA, Inc., and Masonite, Inc. and is chairman of the board of trustees of Bucknell University.

James C. Momtazee has been a member of KKR Management LLC, the general partner of KKR & Co. L.P. since October 1, 2009. Before that, he was a member of the limited liability company which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 2009. From 1996 to 2009, he was an executive of Kohlberg Kravis Roberts & Co. L.P. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee served as a director of Alliance Imaging from 2002 to 2007 and Accuride from March 2005 to December 2005 and currently serves as a director of Jazz Pharmaceuticals, Inc. and HCA, Inc.

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

Director Compensation for 2010

Name	Fees Earned or Paid in Cash ($) (1) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Momtazee	$30,000	$—	$—	$—	$—	$—	$30,000
Chris Gordon	$30,000	$—	$—	$—	$—	$—	$30,000

(1)	Each Director elected to defer the entire amount of his fees for 2010 under the Plan to a phantom stock account.

(2)	Compensation for Kenneth W. Freeman and Donald J. Spence, the Chairman of the Board of Directors and a Director, respectively, is included in the Summary Compensation Table included elsewhere in this Item 11 as each served as our Chief Executive Officer for part of 2010.

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our compensation philosophy and programs are designed to attract and retain talented executives that will drive shareholder value. We achieve this goal by offering a competitive comprehensive compensation strategy that links executive pay to the achievement of measurable corporate and individual performance objectives that we believe enhance and motivate our executives to excel. Examples of such objectives include growth in revenue and EBITDA and the accomplishment of personal objectives that typically focus on more tactical areas like market penetration, new business, increased productivity, decreased costs, reductions in cycle time, fill rate and customer lot acceptance. We manage this process through our performance management and incentive design strategies.

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

Compensation Process

The Board of Directors of Accellent Holdings Corp. establishes compensation and benefit practices for the executives of Accellent. The compensation levels for executive officers are based on internal assessments by our largest stockholder, KKR Millennium GP LLC, prior compensation levels of those executives, the pay levels of the person in the role previously at Accellent and input from our search firm. For executive officers who are not newly recruited, current compensation levels are a result of merit increases from prior levels.

Elements of Compensation for Named Executive Officers

We achieve the objectives of our compensation program through the use of several compensation elements. We use a combination of direct compensation, such as salary, bonus, equity awards, limited perquisites and indirect compensation in the form of retirement benefits. We also provide executives with change in control and severance protection. During 2010, our Named Executive Officers are Kenneth W. Freeman, Chairman of the Board and through May 2010 was our acting Chief Executive Officer, Donald J. Spence, our President and Chief Executive Officer, Jeremy A. Friedman, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, Dean D. Schauer, our Executive Vice President of Operations, Supply Chain and Engineering and Jeffrey M. Farina, our Executive Vice President and Chief Technology Officer.

•	Salary

Our base salary payments are used to compensate executives for their role at Accellent and for their individual expertise and experience and to provide executives with a stable and predictable source of income. Annual merit increases are based on a combination of accomplishments versus objectives (50%), completion of the normal duties of the role as defined in the job description (20%) and abiding by Accellent’s values (30%). During 2010, each of Messrs. Friedman, Schauer and Farina received 4% salary increases as a result of the merit increase process.

•	Bonus

Accellent’s short-term incentive program consists of our annual bonus plan. We use our annual bonus plan, in combination with salary, to provide the executive with a total compensation package that exceeds the market when all annual goals are met. Eligibility for the annual bonus plan is dependent on role within the organization as well as competitive market data. All of our executive officers participate in the annual bonus plan. Rewards are determined based upon the accomplishment of annual goals and objectives. An annual target bonus of a percentage of the base salary is established at date of hire, and reviewed annually, and also determined, near time of payment, utilizing a combination of financial target elements, such as growth of Adjusted EBITDA (as defined in Item 6 in the “Selected Financial Data” section above), and personal objectives. We believe that both the financial targets and personal objectives are achievable. Executives may also be eligible for bonuses in excess of the annual target bonus for substantially exceeding the financial targets or for extraordinary performance. In 2010, the Named Executive Officer bonus plans were based on achievement of a revenue target (40%), an Adjusted EBITDA target (40%) and achievement of a measure of employee engagement (20%). To achieve the full bonus potential at 100%, the Company must have achieved revenue of $515.3 million and Adjusted EBITDA of $113.8 million. The plan permits bonus achievement should a minimum level of achievement be reached. For 2010 these minimums were $109.9 million for Adjusted EBITDA and $489.6 million for revenue. However, should the employee engagement score not be achieved the Company is not obligated to pay bonuses regardless of achievement of other measures. In 2010, the employee engagement measure was not achieved. As a result, all bonus payments for 2010 are discretionary.

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

We have adopted the 2005 Equity Plan for Key Employees of Accellent Holdings Corp. and its Subsidiaries and Affiliates (the “Equity Plan”), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options and various other stock-based grants, including the shares of common stock of Accellent Holdings Corp. (our Parent) and options granted to executive officers and other key employees. As of the date of this report, we have granted under the Equity Plan certain options as non-incentive stock options. The options are generally granted as follows: 50% vest and become exercisable over the passage of time, which we refer to as “time options,” assuming the option holder continues to be employed by us, and 50% vest and become exercisable upon the achievement of certain performance targets, which we refer to as “performance options.”

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

Accellent has limited perquisite benefits. We provide our executives with access to a Company-paid comprehensive annual physical. In addition, we provide certain executives with a car allowance, the amount of which is dependent on their role within the organization.

•	Retirement Benefits

Accellent provides retirement benefits to executives through a Company-wide 401(k) plan. The plan has a five year vesting schedule and matches employee contributions at a rate of 50% of the first 6% of employee contributions. This retirement benefit is designed to allow the executive to use the tax-deferred feature of a 401(k) plan to build a retirement fund. Mr. Farina is also a participant in the Supplemental Executive Retirement Pension Program (SERP) because he was affiliated with us before we discontinued any new participation in the SERP.

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

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2008, 2009 and 2010 concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2010 and our other two Executive Vice Presidents who served in their roles during our most recently completed fiscal year. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Donald J. Spence (1) President and Chief Executive Officer	2010	334,521	164,697	—	2,903,845	—		—		—		3,403,063

Jeremy A. Friedman Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2010 2009 2008	368,408 360,000 360,000	224,649 — —	— —	223,527 — —	— — 299,376	(5)	— — —		7,910 7,530 117,970	(7) (7) (7)	824,494 367,530 777,346

Dean D. Schauer (2) Executive Vice President, Operations, Supply Chain and Engineering	2010 2009 2008	281,423 248,482 222,422	143,005 — —	— — —	223,527 234,611 54,782	— — 158,908		— — —		14,610 14,672 14,233	(8) (8) (8)	662,565 497,765 450,345

Jeffrey M. Farina Executive Vice President of Technology and Chief Technology Officer	2010 2009 2008	237,176 232,101 228,381	120,115 — —	— — —	— — 146,084	— — 160,846		1,059,732 217,295 123,421	(6) (6) (6)	15,117 15,046 14,811	(8) (8) (8)	1,432,140 464,442 673,543

Kenneth W. Freeman. (3) Chairman	2010 2009 2008	— — —	— — —	— — —	— — —	— — —		— — —		30,000 31,000 30,000	(3) (3) (3)	30,000 31,000 30,000

(1)	Mr. Spence joined the Company as President and Chief Executive Officer effective May 2010. Mr. Spence’s employment agreement specified that he was to receive equity awards as determined by the Board of Directors.

(2)	Mr. Schauer was named Executive Vice President, Operations, Supply Chain and Engineering in August 2010.

(3)	Mr. Freeman serves as our Chairman and served as our acting Chief Executive Officer from November 2009 to May 2010. Mr. Freeman did not receive any compensation other than in his capacity as a director. The amounts reported in the “All Other Compensation” column reflect fees he was paid in his capacity as a director. Mr. Freeman elected to defer the entire amount of his fees for 2010 under the Directors’ Deferred Compensation Plan to a phantom stock account.

(4)	Stock and option awards reflect the aggregate grant date fair value of awards granted during the applicable fiscal year. For assumptions used to determine grant date fair value, see the “Stock-Based Compensation” section in Note 8 to the Consolidated Financial Statements.

(5)	For 2008, Mr. Friedman received a portion of his bonus in the form of fully vested shares of common stock of Accellent Holdings Corp. in lieu of his investment in Accellent Holdings Corp. This amounted to $135,917.

(6)	This amount represents a change in pension value.

(7)	This amount represents employer contributions to a 401(k) plan, life insurance premiums, relocation costs and an incentive for Mr. Friedman’s participation in a Company sponsored wellness incentive. Relocation costs amounted to $111,070 in 2008.

(8)	This amount includes employer contributions to a 401(k) plan, life insurance premiums and auto allowances.

Grants of Plan-Based Awards in 2010

The following table provides summary information for each of our named executive officers with respect to grants of plan-based awards in 2010.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Donald J. Spence	—	$301,068	—	5/24/10		1,250,000			1,250,000	$3.00	$2,903,845
Jeremy A. Friedman	—	$224,649	—	7/20/10		100,000			100,000	$3.00	$223,527
Dean D. Schauer	—	$143,000		7/20/10		100,000			100,000	$3.00	$223,527
Jeffrey M. Farina	—	$120,165	—	—		—			—	—	—
Kenneth W. Freeman	—	—	—	—	—	—	—	—	—	—	—

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

In April 2010, we entered into an employment agreement with Donald J. Spence to serve as our President and Chief Executive Officer. Under the agreement, Mr. Spence is entitled to an annual salary of $550,000, subject to subsequent annual adjustment. Mr. Spence is eligible for an annual target bonus of 90% of his base salary (the “Annual Target Bonus”), based upon his reaching individual and Company-related performance milestones. Mr. Spence was also eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance.

In September 2007, we entered into an employment agreement with Jeremy Friedman to serve as our Executive Vice President and Chief Financial Officer. The agreement was amended on March 31, 2008. Under the amended agreement, Mr. Friedman is entitled to an annual salary of $360,000, subject to subsequent annual adjustment. Mr. Friedman is eligible for an annual target bonus of 60% of his base salary (the “Annual Target Bonus”), based upon Mr. Friedman reaching individual and Company-related performance milestones. Mr. Friedman may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For 2008, Mr. Friedman’s bonuses were paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Friedman had not made an investment in Accellent Holdings Corp. of an amount equal to $150,000 at the time the bonuses were paid.

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

In July 2009, we entered into an employment agreement with Dean D. Schauer to serve as our Executive Vice President of Operations, Supply Chain and Engineering. Under the agreement, Mr. Schauer is entitled to an annual salary of $275,000, subject to subsequent annual adjustment. In addition, Mr. Schauer is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Schauer reaching individual and Company-related performance milestones. Mr. Schauer may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance.

Outstanding Equity Awards at December 31, 2010

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2010. All stock options in the table below were granted by Accellent Holdings Corp. Our named executive officers did not hold any other form of equity-based compensation as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Donald Spence	—	1,250,000	1,250,000	$3.00	05/24/20
Jeremy Friedman	466,650	200,000	333,350	$3.00	09/04/17
	—	100,000	100,000	$3.00	07/20/20
Jeffrey M. Farina	20,182	—	—	$1.25	7/19/14
	82,401	—	82,401	$5.00	11/22/15
	73,330	60,000	66,670	$3.00	4/29/2018
Dean D. Schauer	40,363	—	—	$1.25	7/1/2014
	20,182	—	—	$1.25	7/19/2014
	20,812	—	20,812	$5.00	11/22/2015
	20,000	5,000	25,000	$5.00	12/19/2016
	27,499	22,500	25,001	$3.00	4/29/2018
	30,000	120,000	150,000	$3.00	7/14/2019
	—	100,000	100,000	$3.00	7/20/2020
Kenneth W. Freeman	—	—	—	—	—

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

Option Exercises and Stock Vested in 2010

The following table provides summary information for each of our named executive officers with respect to option exercises and stock vested in 2010. All stock awards vested as noted in the table below were in the stock of Accellent Holdings Corp.

Name	Option Exercises and Stock Vested in 2010
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Donald J. Spence	—	—	—	—
Jeremy Friedman	—	—	—	—
Dean D. Schauer	—	—	—	—
Jeffrey M. Farina	98,096	$294,287	—	—
Kenneth W. Freeman	—	—	—	—

Pension Benefits for 2010

We maintain a Supplemental Executive Retirement Pension Program (“SERP”) for one of our named executives. Mr. Farina is the only named executive officer who participates in the SERP because he is the only named executive officer who was affiliated with us before we discontinued new participation in the SERP. Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	20	$534,447	$—

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.5%. Annual salary increases were projected at the rate of 3%. Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55. Termination prior to age 55 will result in forfeiture of the SERP benefit.

Nonqualified Deferred Compensation for 2010

Mr. Freeman participates in the Directors Deferred Compensation Plan, see Director Compensation included in this Item 11.

Change-In-Control and Severance Arrangements

Severance Arrangements

We have entered into severance and change-in-control agreements with certain of our named executive officers. The terms of these agreements are set forth below.

If Mr. Spence is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Spence of a release, we will continue to pay Mr. Spence his base salary then in effect and we will continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be $877,000 based on Mr. Spence’s compensation level as of December 31, 2010. If Mr. Spence is terminated due to death or disability, then the Company will pay to the estate of Mr. Spence or Mr. Spence as the case may be, the compensation that would otherwise be payable to Mr. Spence up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Spence is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. The agreement also incorporates non-competition provisions. Mr. Spence’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

If Mr. Friedman is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Friedman of a release, we will continue to pay Mr. Friedman his base salary then in effect and we will continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be approximately $597,000 based on Mr. Friedman’s compensation level as of December 31, 2010. If Mr. Friedman is terminated due to death or disability, then the Company will pay to the estate of Mr. Friedman or Mr. Friedman as the case may be, the compensation that would otherwise be payable to Mr. Friedman up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Friedman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. The agreement also incorporates non-competition provisions. Mr. Friedman’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

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

If Mr. Schauer is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Schauer of a release, we will continue to pay Mr. Schauer his base salary then in effect for twelve months from the date of termination of employment. We estimate the total severance cost to be $286,000 based on Mr. Schauer’s compensation level as of December 31, 2010. If Mr. Schauer is terminated due to death or disability, then the Company will pay to the estate of Mr. Schauer or Mr. Schauer as the case may be, the compensation that would otherwise be payable to Mr. Schauer up to the end of the month in which the termination of his employment because of death or disability occurs, including pro-rata bonus. If Mr. Schauer is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. The agreement also incorporates non-competition provisions. Mr. Schauer’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

Change in Control Arrangements

In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp. All named executives have entered into this change in control arrangement. Assuming that as of December 31, 2010 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of December 31, 2010.

Following the completion of the Acquisition, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering. In 2010, because there would have been no value to the acceleration of options no excise tax would have been incurred.

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

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 18, 2011 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock (1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	71.7%
Bain Capital (3)	30,550,000	23.9%
Donald J. Spence	200,000	*
Jeremy A. Friedman (4)	516,650
Jeffrey M. Farina (5)	274,009	*
Dean D. Schauer (6)	158,856	*
Kenneth W. Freeman (2)	—	—
James C. Momtazee (2)	—	—
Chris Gordon (3)	30,550,000	23.9%
Directors and named executive officers as a group (11 persons) (7)	123,349,515	96.6%

*	Less than one percent

(1)	The amounts and percentages of Accellent Holdings Corp. common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)	Reflects shares of common stock owned of record by Accellent Holdings LLC, which is the investment vehicle of KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR KFN Co-Invest Holdings, L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities held by Accellent Holdings LLC. Each of Mr. Kenneth W. Freeman and Mr. James C. Momtazee is a director of Accellent Holdings Corp. and Accellent Inc. and each is an executive of KKR and/or its affiliates. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by affiliates of KKR. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019, except the address for George R. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(3)	Shares shown as beneficially owned by Bain Capital and Mr. Chris Gordon reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Gordon is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Gordon and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr. Gordon is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Gordon and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Gordon is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Consists of 466,650 shares of common stock underlying outstanding stock options that are exercisable within 60 days and 50,000 shares of common stock owned by Mr. Friedman which are subject to re-sale limitations.

(5)	Consists of 274,009 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(6)	Consists of 158,856 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(7)	Includes 801,419 shares of common stock underlying outstanding stock options that are exercisable with 60 days.

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

Management Services Agreement with KKR

In connection with the Acquisition, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Acquisition and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement. We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence. During the year ended December 31, 2010, the Company incurred KKR management fees and related expenses of $1.2 million. As of December 31, 2010, the Company owed KKR $1.2 million for unpaid management fees which are included in current accrued expenses on the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone. At December 31, 2010 the Company owed KKR-Capstone $0.3 million, which is payable in common stock of AHC.

Entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $15.0 million principal amount of our 2017 Senior Secured Notes at December 31, 2010. KKR- AM owned approximately $36.0 million principal amount of our 2017 Senior Subordinated Notes at December 31, 2010.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the fiscal year ended December 31, 2010 totaled $0.7 million. At December 31, 2010, $0.1 million was due from Biomet, Inc.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions. SunGard is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.5 million in fees in connection with this agreement for the year ended December 31, 2010.

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

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has served as our independent registered public accounting firm since 2006. For fiscal years 2010 and 2009 we paid fees for services from Deloitte as discussed below.

Audit Fees. The aggregate audit fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2010 and 2009 were approximately $990,000 and $1,086,000, respectively, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees: The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $60,000 and $65,000 for the fiscal years ended December 31, 2010 and 2009, respectively. Fees for services rendered in the years ended December 31, 2010 and 2009 were for statutory audit services performed for our Mexican subsidiary.

Tax Fees: The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $472,000 and $510,000 for the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees. Other fees paid to Deloitte in 2010 included approximately $302,000 related primarily to services provided in connection with the Company’s refinancing transactions in 2010. No other fees were paid to Deloitte in 2009.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

2.	Consolidated Financial Statement Schedules

Schedule
Schedule II—Valuation and Qualifying Accounts	103

3. Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

4.1	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.2	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.3	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent (incorporated by reference to Exhibit 4.5 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.4	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent (incorporated by reference to Exhibit 4.6 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.5

Indenture with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

4.6

Exchange and Registration Rights Agreement with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and the representatives of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

10.1*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.2	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.3*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.4*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.6	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.8	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001).

10.10	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.11*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.12*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470)).

10.13*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.14*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.15*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer (incorporated by reference to Exhibit 10.23 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.16	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.17	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.18	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.19	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.20*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Donald J. Spence (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on April 26, 2010 (file number 333-130470)).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 25, 2011	By:	/s/ Donald J. Spence
Donald J. Spence Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald J. Spence Donald J. Spence	President and Chief Executive Officer, Director (Principal Executive Officer)	March 25, 2011

/s/ Jeremy A. Friedman Jeremy A. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ Kenneth W. Freeman Kenneth W. Freeman	Chairman of the Board of Directors and Director	March 25, 2011

/s/ James C. Momtazee James C. Momtazee	Director	March 25, 2011

/s/ Chris Gordon Chris Gordon	Director	March 25, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Accellent Inc.

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 25, 2011

ACCELLENT INC.

Consolidated Balance Sheets

December 31, 2009 and 2010

(In thousands)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$33,785	$40,787
Accounts receivable, net of allowances of $2,338 and $2,002 at December 31, 2009 and 2010, respectively	44,815	54,011
Inventory	55,571	66,028
Prepaid expenses and other current assets	4,008	2,650

Total current assets	138,179	163,476
Property, plant and equipment, net	117,976	121,037
Goodwill	629,854	629,854
Other intangible assets, net	179,566	164,626
Deferred financing costs and other assets, net	13,400	19,083

Total assets	$1,078,975	$1,098,076

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$7	$9
Accounts payable	23,910	24,025
Accrued payroll and benefits	6,701	9,102
Accrued interest	4,336	19,787
Accrued expenses	16,201	17,793
Liability for derivative instrument	4,511	—

Total current liabilities	55,666	70,716
Long-term debt	684,650	712,675
Other liabilities	32,143	34,177

Total liabilities	772,459	817,568

Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2009 and 2010	—	—
Additional paid-in capital	635,368	637,290
Accumulated other comprehensive income (loss)	1,985	(1,442)
Accumulated deficit	(330,837)	(355,340)

Total stockholder’s equity	306,516	280,508

Total liabilities and stockholder’s equity	$1,078,975	$1,098,076

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2008	2009	2010
Net sales	$525,476	$478,793	$506,954
Cost of sales (exclusive of amortization)	386,143	347,783	369,250

Gross profit	139,333	131,010	137,704

Operating expenses:
Selling, general and administrative expenses	58,814	47,725	52,002
Research and development expenses	2,924	2,064	2,393
Restructuring charges	2,499	5,727	(117)
Amortization of intangible assets	14,939	14,939	14,939
Loss on disposal of property and equipment	1,074	966	15

Total operating expenses	80,250	71,421	69,232

Income from operations	59,083	59,589	68,472

Other (expense) income, net:
Interest expense, net	(65,257)	(56,569)	(73,939)
Loss on debt extinguishment	—	—	(20,882)
Other (expense) income, net	(2,453)	(514)	6,211

Total other (expense) income, net	(67,710)	(57,083)	(88,610)

(Loss) income before income taxes	(8,627)	2,506	(20,138)
Provision for income taxes	4,689	3,576	4,365

Net loss	$(13,316)	$(1,070)	$(24,503)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2008, 2009 and 2010

(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	1,000	$—	$628,368	$78	$(316,451)	$311,995
Comprehensive loss:
Net loss	—	—	—	—	(13,316)	$(13,316)
Cumulative translation adjustment	—	—	—	(2,795)	—	(2,795)
Net gain on hedging instruments	—	—	—	1,039	—	1,039
Amortization of pension actuarial loss	—	—	—	(296)	—	(296)

Total comprehensive loss						$(15,368)
Stock issuance (Note 6)	—	—	1,108	—	—	1,108
Vesting of restricted stock	—	—	312	—	—	312
Exercise of employee stock options	—	—	3,158	—	—	3,158
Stock-based compensation	—	—	824	—	—	824
Forfeiture of employee stock options	—	—	144	—	—	144

Balance, December 31, 2008	1,000	—	633,914	(1,974)	(329,767)	302,173
Comprehensive income:
Net loss	—	—	—	—	(1,070)	$(1,070)
Cumulative translation adjustment	—	—	—	965	—	965
Reclassification to earnings out of accumulated other comprehensive income (loss) of accumulated losses on derivative instruments	—	—	—	3,038	—	3,038
Amortization of pension actuarial loss	—	—	—	(44)	—	(44)

Total comprehensive income						$2,889
Stock issuance (Note 6)	—	—	812	—	—	812
Vesting of restricted stock	—	—	164	—	—	164
Stock-based compensation	—	—	454	—	—	454
Forfeiture of rollover options	—	—	24	—	—	24

Balance, December 31, 2009	1,000	—	635,368	1,985	(330,837)	306,516
Comprehensive loss:
Net loss	—	—	—	—	(24,503)	$(24,503)
Cumulative translation adjustment	—	—	—	(2,255)	—	(2,255)
Pension actuarial loss	—	—	—	(1,183)	—	(1,183)
Amortization of pension actuarial loss	—	—	—	11	—	11

Total comprehensive loss						$(27,930)
Stock issuance (Note 6)	—	—	600	—	—	600
Vesting of restricted stock	—	—	104	—	—	104
Stock-based compensation	—	—	595	—	—	595
Exercise of employee stock options	—	—	689	—	—	689
Repurchase of parent company common stock	—	—	(66)	—	—	(66)

Balance, December 31, 2010	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net loss	$(13,316)	$(1,070)	$(24,503)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	35,636	37,128	37,358
Amortization of debt discounts and non-cash interest accrued	4,197	4,229	3,662
Change in allowance for bad debts	259	712	(213)
Restructuring charges, net of adjustments and payments	268	1,128	(117)
Change in fair value of derivative instruments	4,111	(425)	(4,511)
Loss on disposal of property and equipment	1,074	966	15
Deferred income tax expense	1,726	2,456	3,087
Non-cash compensation expense	2,805	710	785
Loss on debt extinguishments	—	—	20,882
Change in environmental liabilities	—	—	(1,302)
Changes in operating assets and liabilities:
Accounts receivable	(501)	5,300	(9,163)
Inventory	2,811	8,744	(10,635)
Prepaid expenses and other current assets	992	(299)	1,382
Accounts payable, accrued expenses and other liabilities	1,934	(4,100)	17,848

Net cash provided by operating activities	41,996	55,479	34,575

Cash flows from investing activities:
Capital expenditures	(17,363)	(16,434)	(25,944)
Proceeds from the sale of property and equipment	1,629	1,016	66
Proceeds from note receivable	—	1,268	—

Net cash used in investing activities	(15,734)	(14,150)	(25,878)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	39,000	—	712,396
Repayments of long-term debt and capital lease obligations	(54,155)	(22,384)	(695,220)
Proceeds from sale of parent company stock	138	239	600
Repurchase of parent company common stock	(1,984)	(16)	(66)
Proceeds from the exercise of options in parent company stock	—	—	106
Payment of debt issuance costs	—	(10)	(19,337)

Net cash used in financing activities	(17,001)	(22,171)	(1,521)

Effect of exchange rate changes	(424)	102	(174)

Net increase in cash and cash equivalents	8,837	19,260	7,002
Cash and cash equivalents, beginning of year	5,688	14,525	33,785

Cash and cash equivalents, end of year	$14,525	$33,785	$40,787

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,774	$53,074	$54,732
Cash paid for income taxes	3,062	2,354	1,086
Supplemental disclosure of non-cash investing and financing activities:
Non-cash exercise of options in parent company stock	$—	$—	$360
Property and equipment purchases unpaid and included in accounts payable	$2,196	$1,406	$471
Deferred financing fees unpaid and included in accounts payable and accrued liabilities	—	—	$568

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

The Company is aligned to streamline sales, quality, engineering and customer service activities into one centrally managed organization to better serve customers, many of whom service multiple medical device end markets. As a result, the Company has one operating and reportable segment which is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer.

Major customers and concentration of credit

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash equivalents. A significant portion of the Company’s customer base is comprised of companies within the medical device industry. The Company does not require collateral from its customers.

For the years ended December 31, 2008, 2009 and 2010, the Company’s ten largest customers in the aggregate accounted for 62%, 60% and 64% of consolidated net sales, respectively. Two customers each accounted for greater than 10% of net sales for the years ended December 31, 2009 and 2010, and three customers each accounted for greater than 10% of net sales for the year ended December 31, 2008. Actual percentages of net sales from all greater than 10% customers are as follows:

	Year Ended December 31,
	2008	2009	2010
Customer A	17%	18%	18%
Customer B	15%	15%	16%
Customer C	10%	* %	* %

*	Less than 10%

At December 31, 2010, Customers A and B each comprised approximately 11.0% of accounts receivable, net. At December 31, 2009, Customers A and B each comprised approximately 10.0% and 15.0%, respectively, of accounts receivable, net

Foreign currency translation

The Company has manufacturing subsidiaries in Europe, and Mexico. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity. Transaction gains and losses are included in other (expense) income, net. Currency transaction gains (losses) included in other (expense) income, net in each of the years ended December 31, 2008, 2009 and 2010 were $1.6 million, $(0.9) million, and $1.5 million, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Cash equivalents consist principally of bank deposits and overnight repurchase agreements and are carried at fair value (refer to Note 12).

Allowance for Doubtful Accounts

The Company provides credit to its customers in the normal course of business. The Company maintains an allowance for doubtful accounts for those receivables that it determines are no longer collectible. The Company estimates its losses from uncollectable accounts based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. The allowance for doubtful accounts was $1.1 million and $0.6 million at December 31, 2009 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.

Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2010
Land	$3,285	$4,367
Buildings	13,896	16,450
Machinery and equipment	132,775	140,756
Leasehold improvements	14,060	14,228
Computer equipment and software	25,504	26,579
Acquired assets to be placed in service	7,126	19,155

	196,646	221,535
Less—Accumulated depreciation	(78,670)	(100,498)

Property, plant and equipment, net	$117,976	$121,037

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which significantly increase the value of, or extend the useful lives of property, plant and equipment, are capitalized, while replaced assets are retired when removed from service. Acquired assets to be placed in service are those assets where either (i) we have yet to begin using the asset in operations or (ii) additional costs are necessary to complete the asset for the use in operation. Depreciation expense is recorded on assets when they are placed in service. At December 31, 2010, acquired assets to be placed in service includes approximately $4.4 million related to the acquisition and on-going build-out of the Company’s Malaysian facility, which has not yet been placed in service.

Depreciation is calculated using the straight-line method over the estimated useful lives of depreciable assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease’s term including renewal options expected to be exercised, or estimated useful lives of the leased asset. Useful lives of depreciable assets, by class, are as follows:

Buildings	20 years
Machinery and equipment	3 to 10 years

Leasehold improvements	2 to 10 years
Computer equipment and software	3 years

The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired. Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, or projected operating or cash flow losses, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds its fair value, less costs to sell. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or the income approach determined using discounted projected cash flows. Additionally, the Company analyzes the remaining useful lives of potential impaired assets and adjust these lives when appropriate.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is recorded in earnings. Capitalized interest in connection with constructing property and equipment was not significant. Depreciation expense was $20.7 million, $22.2 million and $22.4 million for each of the years ended December 31, 2008, 2009 and 2010, respectively.

Goodwill

Goodwill represents the amount of cost over the fair value of the net assets of acquired businesses. Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined using a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows). In applying the income based approach, the Company makes assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows are based on the Company’s most recent long-term financial projections. The Company’s discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. If the fair value of the reporting unit is less than its carrying value, the amount of impairment, if any, is based on the implied fair value of goodwill. The Company has elected October 31st as the annual impairment assessment date and performs additional impairment tests if triggering events occur. The Company’s annual tests have not indicated any goodwill impairment for the years ended December 31, 2008, 2009 and 2010, respectively. No triggering events indicating goodwill impairment occurred during the years ended December 31, 2008, 2009 and 2010, respectively.

Other intangible assets

Other intangible assets include the value ascribed to trade names developed technology and know how, as well as customer contracts and relationships obtained in connection with acquisitions. The values ascribed to finite lived intangible assets are amortized to expense over the estimated useful life of the assets. The amortization periods are as follows:

Amortization Period
Developed technology and know how	8.5 years
Customer contracts and relationships	15 years

The Company evaluates the indefinite lived intangible assets, including its trade name for potential impairment on an annual basis. Indefinite lived and finite lived intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset, or at least annually. If the carrying value of intangible assets is not recoverable, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. The estimated fair value is generally based on projections of future cash flows using the relief from royalty method and appropriate discount rates. The Company’s discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows.

The Company reports all amortization expense related to finite lived intangible assets separately within its consolidated statements of operations. For the years ended December 31, 2008, 2009 and 2010, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended
	December 31, 2008	December 31, 2009	December 31, 2010
Cost of sales related amortization	$1,988	$1,988	$1,988
Selling, general and administrative related amortization	12,951	12,951	12,951

Total amortization reported	$14,939	$14,939	$14,939

Deferred financing costs and other assets

Deferred financing costs and other assets consisted of the following (in thousands):

	December 31,
	2009	2010
Deferred financing costs, net of accumulated amortization of $14,990 and $1,486 at December 31, 2009 and 2010, respectively	$12,251	$18,429
Other (primarily deferred tax assets and deposits on long term assets)	1,149	654

Total	$13,400	$19,083

Other liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2009	2010
Deferred tax liabilities	$23,213	$26,406
Environmental liabilities	3,314	1,823
Pension liabilities	3,061	4,128
Stock compensation liabilities—employees	1,024	448
Stock compensation liabilities—non-employees	786	876
Other long-term liabilities	745	496

Total	$32,143	$34,177

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of cumulative foreign currency translation adjustments and unfunded pension liabilities.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2009	2010
Cumulative translation adjustment of foreign currency statements	$1,812	$(444)
Over/(Under) funded pension liability	173	(998)

Accumulated Other Comprehensive Income (Loss)	$1,985	$(1,442)

Research and development costs

Research and development costs are expensed as incurred. During the years ended December 31, 2009 and 2010, the Company received from the Government of Ireland, research and development grants of approximately $0.6 million and $0.2 million, respectively. No amounts were received during 2008. These grants have been recorded as an offset to research and development expense for the years ended December 31, 2009 and 2010, respectively.

Fair value measurements

On a recurring basis, the Company measures certain financial assets and liabilities at fair value based upon quoted market prices when available, or from discounted future cash flows. The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Derivative instruments and hedging activities

The Company recognizes all derivatives on the balance sheet at fair value (refer to Note 5). The Company does not use derivative instruments for trading or speculative purposes. Changes in the fair value of derivative instruments for which the Company does not apply hedge accounting, as well as the ineffective portion of designated hedges, are recorded in the statement of operations within other expense (income), net. Net realized (losses) gains related to derivative instruments in each of the years ended December 31, 2008, 2009, and 2010 were $(4.1) million, $0.4 million, $4.5 million, respectively.

The Company has in the past designated a derivative instrument as a cash flow hedge when the derivative hedged a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes correlating all derivatives that are designated as cash flow hedges to forecasted transactions. There were no gains or losses on hedging activities reported in accumulated other comprehensive income (loss) at December 31, 2009 and 2010.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates. Valuation allowances are provided when the Company does not believe it to be more likely than not that the benefit of identified deferred tax assets will be realized. The Company records a liability to recognize the exposure related to uncertain income tax positions taken on returns that have been filed or that are expected to be taken in a tax return. The Company evaluates its uncertain tax positions based on a determination of whether, and how much of a, tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense.

Stock-based compensation

The Company accounts for employee stock option awards and restricted stock awards using the grant date fair value of the award (refer to Note 8). The Company recognizes costs over the requisite service period for all stock option awards that vest over time, and when attainment of the associated performance criteria becomes probable for stock option awards that vest upon attainment of certain performance targets.

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

Amounts billed for shipping and handling fees are classified within net sales in the consolidated statements of operations. Costs incurred for shipping and handling are classified as cost of sales. Shipping and handling fees and cost amounts were not significant for the years ended December 31, 2008, 2009 and 2010.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded. The estimate of future returns is based on pending returns and historical return data, among other factors. The allowance for sales returns was $1.2 million and $1.4 million at December 31, 2009 and 2010, respectively.

Environmental costs

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated. Liabilities are recorded generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the recorded liabilities, as well as to identify other potential remediation sites that are presently unknown. As of December 31, 2009 and 2010, the Company had accrued environmental remediation liabilities of $3.3 million and $1.9 million, respectively, which includes $0.1 million expected to be paid during 2011. During the year ended December 31, 2010, the Company reduced the amount of the recorded liability by $1.3 million, which is recorded as a reduction of Cost of goods sold (exclusive of amortization) in the accompanying consolidated statements of operations for the year ended December 31, 2010. See Note 13.

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

Defined benefit pension plans

The Company recognizes the funded status of each of its defined benefit pension and postretirement plans as an asset or liability in the balance sheet. Changes in the funded status are recognized in the year in which changes occur through other comprehensive income (loss). The funded status of each of the Company’s plans is measured as of the reporting date. Refer to Note 9.

2.	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2010
Raw materials	$16,249	$16,563
Work-in-process	21,240	29,439
Finished goods	18,082	20,026

	$55,571	$66,028

During the years ended December 31, 2008, 2009 and 2010, the Company recorded non-cash charges for inventory write-down related to excess and obsolete inventory of $1.7 million, $2.6 million and $1.6 million, respectively.

3.	Goodwill and other intangible assets

Goodwill consisted of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
Goodwill	$847,153	$847,153
Accumulated impairment losses	(217,299)	(217,299)

Goodwill carrying amount	$629,854	$629,854

There were no goodwill impairment charges recorded during the years ended December 31, 2008, 2009 or 2010. The cumulative impairment charge since inception of the Company totaled $217.3 million as of December 31, 2009 and 2010.

The acquired tax basis of goodwill amortizable for federal income tax purposes is approximately $81.9 million. The remaining amortizable tax basis of goodwill is $51.4 million and $44.0 million respectively at December 31, 2009 and 2010.

Intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,198)	$6,793
Customer contracts and relationships	197,575	(69,142)	128,433
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(79,340)	$164,626

Intangible assets consisted of the following at December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(8,210)	$8,781
Customer contracts and relationships	197,575	(56,190)	141,385
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(64,400)	$179,566

Intangible asset amortization expense was $14.9 million for the years ended December 31, 2008, 2009 and 2010. Estimated intangible asset amortization expense in each of 2011, 2012 and 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2009 and 2010, the remaining weighted average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted-average amortization period, December 31,
Finite lived intangible asset	2009	2010
Developed technology and know how	4.4	3.4
Customer contracts and relationships	10.9	9.9
Total finite lived intangible asset	10.5	9.6

4.	Long-term debt

Long-term debt consisted of the following at December 31, 2009 and 2010 (in thousands):

	December 31,
	2009	2010
Old Debt:
Term loan, interest at 2.51% at December 31, 2009	$381,624	$—
Senior subordinated notes maturing on December 1, 2013, interest at 10.5%	305,000	—
New Debt:
Senior secured notes maturing on February 1, 2017, interest at 8.375%	—	400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	—	315,000
Capital lease obligations	10	33

Total debt	686,634	715,033
Less—unamortized discount	(1,977)	(2,349)
Less—current portion	(7)	(9)

Long term debt, excluding current portion	$684,650	$712,675

Debt Refinancing

During 2010, the Company completed a comprehensive plan to refinance its existing old senior secured credit facilities and senior subordinated notes and replace them with indebtedness that have long-dated maturities (the “Refinancing”). Through the Refinancing, the Company issued $400.0 million of its Senior Secured Notes in January 2010, entered into a $75 million asset based revolver (the “ABL Revolver”) and in October 2010, issued $315 million of its Senior Subordinated Notes. The proceeds from these note issuances were used to retire the Company’s existing old debt obligations that were entered into in connection with the Acquisition, pay fees associated with the transactions and provide working capital. The old term loan and old senior subordinated notes were guaranteed by Accellent Acquisition Corp. and by all of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries. Such guarantees have been retained in the debt issued in 2010.

In connection with the Refinancing, the Company wrote off existing deferred financing costs, paid premiums and certain other fees to holders of the refinanced old obligations resulting in a loss on the extinguishment of these old obligations of approximately $20.9 million. The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at December 31, 2010

Senior Secured Notes and Revolving Credit Facility

In January 2010, the Company repaid the existing balance of its then outstanding old term loan totaling $381.6 million plus accrued interest unpaid thereon through the closing date, January 29, 2010, with the proceeds from the sale of $400 million of Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes were issued at a price of 99.9349% of par value, representing original issuance discount of $2.6 million. The discount is being amortized using the effective interest method over the life of the Senior Secured Notes, or through February 2017, and is being recorded within “Interest expense, net” in the accompanying consolidated statements of operations.

In connection with the Refinancing, the Company terminated its existing revolving credit facility, and replaced it with an asset-based revolving credit facility, the ABL Revolver, that provides for up to $75.0 million of borrowing capacity, subject to customary borrowing base limitations. There were no amounts outstanding under the terminated old revolving credit facility at the time of the Refinancing.

The Company incurred approximately $12.1 million of fees which were paid to unrelated third parties in connection with the issuance of the Senior Secured Notes. These costs were recorded as deferred financing fees. At the closing date, preexisting deferred financing fees related to the old term loan totaling approximately $14.4 million and accumulated amortization thereon of approximately $8.6 million related to the old term loan and revolving credit facility were charged to expense in connection with the Refinancing. The resulting loss on debt extinguishment totaled approximately $5.8 million for year ended December 31, 2010.

The Senior Secured Notes were initially sold in a private placement and governed by an indenture. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement (the “Registration Agreement”), pursuant to which, in June 2010 the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-4,

offering to exchange all of the then outstanding Senior Secured Notes (the “Outstanding Notes”) for an equal principal amount of notes that are registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The Outstanding Notes and the Exchange Notes are collectively referred to as the “Senior Secured Notes”. The registration statement was declared effective in July 2010, and the exchange offer was launched on the date the registration statement became effective. The terms of the Exchange Notes are substantially identical to those of the Outstanding Notes, except the Exchange Notes are freely tradable. The Exchange Notes evidence the same debt as the Outstanding Notes, and were issued under and entitled to the benefits of the same indenture as the Outstanding Notes. In August 2010, the exchange was completed and all of the notes, with the exception of $33.1 million of Senior Secured Notes owned by entities affiliated with KKR Asset Management (“KKR—AM”), an entity affiliated with the Company, were tendered (refer to Note 11). In October 2010, pursuant to the Registration Agreement, the Company filed a registration statement with the SEC on Form S-1 to register the re-sale of the $33.1 million of outstanding Senior Secured Notes held by entities affiliated with KKR-AM for Exchange Notes. This registration statement was declared effective by the SEC in November 2010. The total costs related to the exchange offer and the registration statement on Form S-1 were not material.

The Senior Secured Notes bear interest at 8.375% per annum and mature on February 1, 2017. Interest is payable semi-annually on August 1 and February 1. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption price plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company would be required to offer to purchase all of the outstanding Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Senior Secured Notes are subject to certain restrictions. The Senior Secured Notes and related guarantees are the Company’s and the guarantors’ senior secured obligations and 1) rank senior in right of payment to the existing and any future subordinated and unsecured indebtedness, including the Company’s existing senior subordinated notes; and 2) rank equally in right of payment with all of the Company’s and guarantors’ existing and future senior indebtedness, including any amounts outstanding under the ABL Revolver. The Company’s obligations under the Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by the Company and all of the Company’s domestic subsidiaries (refer to Note 16). All obligations under the Senior Secured Notes, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors. Further, the Senior Secured Notes have a second-party interest in the ABL Revolver Collateral described below.

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the ABL Revolver pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% or (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding borrowings under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. Total amount of commitment, administrative agency and letter of credit fees incurred under the ABL Revolver during 2010 amount to $0.8 million and are included within “Interest expense, net” in the accompanying consolidated statements of operations for year ended December 31, 2010.

All outstanding loans under the ABL Revolver are due and payable in full in January 2015. All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s existing and subsequently acquired or organized, direct or indirect U.S. restricted subsidiaries and in any event by all subsidiaries that guarantee the Senior Secured Notes (refer to Note 16). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors (the “ABL Revolver Collateral”).

Under the ABL Revolver, if the Company’s borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, the Company will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days. A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should the Company be in such a scenario, could result in an event of default under the credit agreement that governs the ABL Revolver and indentures that govern the Senior Secured Notes and the 2017 Subordinated Notes described below in which case all amounts outstanding could become immediately due and payable.

In connection with the Refinancing, the Company’s interest rate swap agreement was amended as to the counter-party and the fixed rate of interest we paid under the contract increased to 4.981%. All other terms of the contract remained consistent. The swap contract expired on November 27, 2010 (refer to Note 5).

At December 31, 2010, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $28.1 million, after giving effect to outstanding letters of credit totaling $12.0 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

Senior Subordinated Notes

In October 2010, the Company issued at par value 10% Senior Subordinated Notes with a principal of $315.0 million, maturing on November 1, 2017 (the “2017 Subordinated Notes”). The 2017 Subordinated Notes were offered and sold pursuant to a Rule 144A offering. A portion of the net proceeds from the sale of the 2017 Subordinated Notes was used to finance the Company’s tender offer (the “Tender Offer”) for any and all of its than outstanding old subordinated notes, and the remaining net proceeds of the offering, along with available cash, were used to finance the Company’s redemption of the remaining old subordinated notes not purchased in the Tender Offer.

The Tender Offer provided the holders of the old subordinated notes a premium of $20 per each $1,000 of principal tendered. In addition, the Tender Offer provided an additional consent payment of $10 per each $1,000 of principal tendered if completed by the early tender deadline (the “Consent solicitation deadline”), or October 28, 2010, in exchange for amendments to the indenture under which the old subordinated notes were issued, which eliminated substantially all of the restrictive covenants, certain affirmative covenants, certain events of default, among other items, all of which were made in order to permit this element of the Refinancing to occur.

Pursuant to the terms of the Tender Offer, the Company repurchased $230.8 million of its old subordinated notes with a carrying value of $229.6 million in October 2010 upon termination of the Consent solicitation deadline. Total cash consideration paid amounted $247.6 million, which included $9.9 million of accrued and unpaid interest up to, but not including, the payment date; $20 per $1,000 of principal tendered, or $4.6 million as the tender premium, and $10 per $1,000 of principal tendered, or $2.3 million of consent premium.

The Tender expired in November 2010. In December 2010, the Company redeemed for cash the remaining $64.2 million principal amount of then outstanding old subordinated notes with a carrying value of $63.9 million at a price of 102.625%, or $65.9 million, plus accrued and unpaid interest of $3.4 million at date of redemption.

The Company incurred approximately $7.8 million of fees in connection with these elements of the Refinancing which were recorded as deferred financing fees when incurred.

In addition, the Company incurred a loss on debt extinguishment in connection with the repurchase of its old subordinated notes amounting to $14.9 million, which included the redemption premium of $6.3 million, the consent premium of $2.3 million, a write off of preexisting deferred financing fees of approximately $12.4 million, net of accumulated amortization thereon of approximately $7.6 million, and the remaining unamortized discount on the old subordinated notes totaling $1.5 million.

The 2017 Subordinated Notes bear interest at 10.0% per annum and mature on November 1, 2017. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2011. Prior to November 1, 2013, the Company may redeem the 2017 Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. The Company may also redeem any of the 2017 Subordinated Notes at any time on or after November 1, 2013, in whole or in part, at the redemption prices set forth in the indenture agreement under which the 2017 Subordinated Notes were issued plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2017 Subordinated Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the 2017 Subordinated Notes remain outstanding immediately after such redemption. Upon a change of control, the Company will be required to offer to purchase the 2017 Subordinated Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The 2017 Subordinated Notes are subject to certain restrictions. The Company’s obligations under the 2017 Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by all of the Company’s domestic restricted subsidiaries (refer to

Note 16). The 2017 Subordinated Notes and related guarantees are the Company’s and the guarantors’ senior subordinated obligations and 1) rank equally in right of payment with all senior subordinated indebtedness of the Company and the guarantors; and 2) rank senior in right of payment to any future indebtedness of the Company and guarantors that is, by its term, expressly subordinated in right of payment to the 2017 Subordinated Notes; and 3) are subordinated in the right of payment to all existing and future senior indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto); and 4) are effectively subordinated in right of payment to all secured indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto) to the extent of the value of the assets securing such indebtedness; and 5) are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non- guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its guarantor subsidiaries).

In June 2010, the Company purchased $10.0 million principal amount of old subordinated notes at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation of the old subordinated Notes, the Company incurred a loss on debt extinguishment of approximately $0.2 million

The indentures that govern the Senior Secured Notes the 2017 Subordinated Notes and the credit agreement that governs the ABL Revolver, contain restrictions on the Company’s ability, and the ability of the Company’s subsidiaries: to (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and (viii) enter into certain transactions with the Company’s affiliates.

Annual minimum principal payments on the Company’s long-term debt are as follows (in thousands):

Year ending December 31,	Amount
2011	$9
2012	7
2013	7
2014	7
2015-2016	3
2017	715,000

Total	$715,033

Interest expense, net, as reported in the statements of operations for the years ended December 31, 2008, 2009 and 2010 has been offset by interest income of $142,200, $39,547 and $6,840, respectively.

5.	Derivative instruments

The Company maintained an interest rate swap agreement (the “swap” or the “swap agreement”) that, through January 29, 2010, the closing date of the Refinancing, was used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt. In connection with the Refinancing, the swap was amended as to the counter-party and the Company was required to collateralize the fair value of the swap with the ABL Revolver. During 2008 and 2009, the Company also maintained an interest rate collar agreement used to mitigate its exposure to changes in cash flows from movements in variable interest rates on its long term debt.

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which related to the effective portion of the hedge were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap which related to the ineffective portion of the interest rate swap were recorded in other (expense) income, net. At December 31, 2009, the notional amount of the Company’s swap contract was $150.0 million, and decreased to $125.0 million on February 27, 2010. The swap contract expired on November 27, 2010. The Company was receiving variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and were obligated to pay fixed interest rate payments at 4.85% during the term of the contract. Through September 30, 2009, every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount was reclassified from accumulated other comprehensive income (loss) to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition, when we determined the cash flow hedge did not meet the Company’s requirements for measuring effectiveness under the Hypothetical Derivative Method required by the Company policy, management reclassified the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge.

In 2008 the interest rate swap agreement did not meet the Company’s method for assessing hedge effectiveness at September 30, 2008, as defined by management at the time the instrument was designated as a cash flow hedge on November 30, 2006. As a result of this hedge ineffectiveness, the Company recognized in earnings the full change in fair value of the derivative instrument from the date the hedge was determined to be ineffective, July 1, 2008, through December 31, 2008. As a result of the ineffectiveness of the hedge in 2008, the Company began amortizing to earnings over the remaining contractual term of the swap, the unrealized losses accumulated during the period of historical effectiveness through June 30, 2008. These accumulated losses amounted to $4.1 million and had been recorded in accumulated other comprehensive income (loss).

Beginning January 1, 2009, the Company resumed application of hedge accounting as the interest rate swap was expected to be effective in future quarterly assessments. At September 30, 2009, the Company determined that hedge accounting was no longer appropriate, as the hedged forecasted cash flow transactions were no longer probable of occurring due to the anticipation of the refinancing of the underlying debt which occurred in January 2010. Accordingly, net losses of $2.0 million accumulated during the periods of historical effectiveness through September 30, 2009 and the derivative mark-to-market gain of $2.1 million for the year ended December 31, 2009, were recorded in earnings during the year ended December 31, 2009. This net gain of approximately $0.1 million gain is included in other (expense) income, net, in the accompanying consolidated statements of operations for the year ended December 31, 2009. At December 31, 2009, the fair value of the interest rate swap was $4.5 million.

Through February 2009, in addition to the swap arrangement detailed above, the Company maintained an interest rate collar agreement to mitigate exposures to changes in cash flows from movements in variable interest rates on its long-term debt. The Company’s interest rate collar arrangement expired in January 2009, at which time the realized gain of $0.3 million was recorded to other (expense) income, net in the accompanying consolidated statement of operations.

The Company did not have any derivative instruments at December 31, 2010. The following table summarizes the balance sheet presentation of the Company’s derivative instrument at December 31, 2009:

	Fair Value of Derivative Instruments
	Balance Sheet Location	Fair Value (in thousands)
Interest rate contract not designated as a hedging instrument	Current liabilities	$4,511

The following table summarizes the change in the Company’s liability for its interest rate swap contract and interest rate collar agreement for the years ended December 31, 2009 and 2010 (in thousands):

	2009	2010
Liability balance at beginning of period	$7,974	$4,511
Cash paid to settle derivative liabilities	(4,932)	(6,216)
Realized loss included in other (income) expense, net	—	1,705
Unrealized loss included in other (income) expense, net	1,469	—

Liability balance at the end of the period	$4,511	$—

Cash paid to settle the derivative liability has been reported as a component of interest expense, net in the accompanying consolidated statements of operations for each of the years ended December 31, 2009 and 2010.

The following table summarizes the activity related to the Company’s derivative instruments during the periods they were not designated as hedging instruments during the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Location of gain (loss) on derivative instrument recognized in consolidated statements of operations	Amount of gain (loss) recognized in earnings for the year ended December 31,
Derivative Instrument		2008	2009	2010
Interest rate contracts	Other (expense) income, net	$31	$285	$(1,705)

The following table summarizes the activity related to the Company’s derivative instrument in the periods it was designated as a cash flow hedge during the years ended December 31, 2008 and 2009 (in thousands):

	Amount of gain/(loss) recognized in OCI (Effective portion), year ended December 31		Amount of gain/(loss) reclassified from AOCI (Prior effective portion), year ended December 31		Amount of gain/(loss) reclassified from AOCI (Current effective portion), year ended December 31		Amount of gain/(loss) reclassified from AOCI (Ineffective portion), year ended December 31
	2008	2009	2008	2009	2008	2009	2008	2009
Interest rate contract	$(59)	$1,039	$(543)	$(3,038)	$(839)	$1,039	$—	$(30)

6.	Capital stock

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

In connection with their employment, certain executives of the Company were required to make an investment in Accellent Holdings Corp. During the years ended December 31, 2008, 2009 and 2010 these investments totaled $1.1 million, $0.8 million and $0.6 million, respectively.

7.	Restructuring charges

During 2008 and 2009, the Company recognized restructuring charges related to a facility closure and reduction in force, as detailed below. The following table summarizes the amounts recorded related to restructuring activities, which are included in “Accrued expenses” and “Restructuring charges” in the accompanying consolidated balance sheets and statements of operations (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2008	$132	$69	$201
Restructuring and integration charges incurred	2,499	—	2,499
Less: cash payments	(2,231)	—	(2,231)

Balance, December 31, 2008	400	69	469
Restructuring and integration charges incurred	5,080	647	5,727
Less: cash payments	(3,955)	(644)	(4,599)

Balance, December 31, 2009	1,525	72	1,597
Adjustment to accrued restructuring and integration charges	(45)	(72)	(117)
Less: cash payments	(1,480)	—	(1,480)

Balance, December 31, 2010	$—	$—	$—

All restructuring actions detailed below were completed as of December 31, 2010. The Company undertook no restructuring activities during the year ended December 31, 2010. During the year ended December 31, 2010, the Company revised the estimated amount of the expected cash flows required to settle the remaining liability for restructuring actions and reduced the liability by $117,000 with the corresponding non-cash credit recorded within “Restructuring charges” in the accompanying consolidated statements of operations for the year ended December 31, 2010.

Q1 2008 Reduction in Force

During the three months ended March 31, 2008, the Company eliminated 102 positions across both manufacturing and administrative functions as part of an effort to reduce costs. All affected employees were offered individually determined severance arrangements. As a result of this action, the Company recorded $1.6 million in restructuring charges during the year ended December 31, 2008.

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

In connection with the closure, the building and equipment that was not transferred to other of the Company’s factories was sold during the year ended December 31, 2008. The Company recorded approximately $0.7 million of disposal losses on these sales.

Q1 2009 Reduction in Force

In March 2009, the Company eliminated 207 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements which included one- time termination benefits. As a result of this action, the Company recorded $1.3 million in restructuring charges during the year ended December 31, 2009.

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

In connection with the closure of the Company’s manufacturing facility in Huntsville, Alabama, the Company assessed the carrying value of the property and equipment at the facility. As a result, the carrying value of certain assets was written down to their respective fair values, less selling costs, of $0.7 million at December 31, 2009. The costs to sell the assets were not significant. The resulting charges combined with losses on those assets that were sold prior to December 31, 2009, totaled $0.4 million for the year ended December 31, 2009 and are included in loss on disposal of property and equipment in the accompanying consolidated statements of operations. The fair value estimate was determined using a quoted price in a brokered market and is considered a level 2 estimate within the Company’s fair value hierarchy as discussed in Note 1 above.

Q3 2009 Reduction in Force

During September 2009, the Company eliminated 70 positions across both manufacturing and administrative functions as part of a company wide effort to reduce costs and streamline operations. All affected employees were offered individually determined severance arrangements which included one- time termination benefits. As a result of this action, the Company recorded $1.0 million in restructuring charges during the year ended December 31, 2009.

8.	Stock award plans

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The 2005 Equity Plan requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are achieved upon the attainment of a specified level of targeted adjusted earnings performance “Adjusted EBITDA”, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in the specified calendar year but is achieved in a subsequent calendar year within the five year vesting period. At December 31, 2009 and 2010, the total number of shares authorized under the plan is 14,374,633. At December 31, 2009 and 2010, 4,817,659 and 3,203,766 shares are available to grant under the 2005 Equity Plan. Awards are issued by Accellent Holdings Corp. and upon exercise are satisfied from shares authorized for issuance and not from treasury shares.

The Black-Scholes option pricing model is used to estimate fair value of Roll-Over options, Time-Based and Performance-Based options (as detailed below) and incorporates assumptions regarding stock price volatility, the expected life of the option, a risk- free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The volatility of Accellent Holdings Corp’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp common stock. The risk free rate is based on US Treasury rate for notes with terms best matching of the option’s expected term. The dividend yield assumption of 0.0% is based on the Company’s history and its expectation of not paying dividends on common shares. The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock, and arm’s length sales of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp. common stock was $3.00 a share at December 31, 2008, 2009 and 2010, respectively.

Roll-Over options

In connection with the Acquisition, certain employees of the predecessor company exchanged fully vested stock options to acquire common shares of the predecessor company for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. The options have an exercise price of $1.25 per share and were assigned the remaining contractual life of the exchanged option contracts. The Company may, at its option, elect to repurchase the Roll-Over options at fair market value from terminating employees within 60 days of termination and provide employees with settlement options to satisfy tax obligations in excess of minimum withholding rates. As a result of these features, Roll-Over options are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the years ended December 31, 2009, and 2010:

	2009		2010
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$1,100	619,466	$1,024	576,390
Shares repurchased	(16)	(8,970)	(178)	(101,671)
Options exercised	(35)	(20,364)	(360)	(205,421)
Options forfeited	(24)	(13,742)	(34)	(19,249)
Change in fair value	(1)	—	(4)	—

Balance at December 31	$1,024	576,390	$448	250,049

The Roll-Over options permit net settlement by the holder of the option and therefore no cash is required to be received by the Company upon exercise.

As of December 31, 2009 and 2010, the Roll-Over options have a weighted average fair value of $1.78 and $1.79, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	As of December 31, 2009	As of December 31, 2010
Expected term to exercise	1.56 years	2.51 years
Expected volatility	36.68%	33.69%
Risk-free rate	0.91%	0.82%
Dividend yield	0.0%	0.0%

As of December 31, 2010, the weighted average remaining contractual life of the Roll-Over options is approximately 3.6 years. The aggregate intrinsic value of the Roll-Over options was $0.1 million as of December 31, 2010.

Restricted Stock

During the year ended December 31, 2008, the Company granted 225,000 shares of restricted stock. During the years ended 2009 and 2010 the Company did not grant any shares of restricted stock. All restricted stock awards had a fair value of $3.00 per share on the grant date. Total non-cash compensation expense related to restricted stock awards during the years ended December 31, 2008, 2009 and 2010 was approximately $0.3 million, $0.2 million and $0.1 million, respectively. The expense associated with restricted stock grants is amortized over the holder’s requisite service period, generally from one to five years. Activity of unvested restricted stock for the years ended December 31, 2008, 2009 and 2010 was as follows:

	Shares of Restricted Stock
	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Balance, January 1	130,000	250,667	120,000
Restricted stock granted	225,000	—	—
Restricted stock vested	(104,333)	(60,667)	(37,333)
Restricted stock forfeited	—	(70,000)	(24,000)

Balance, December 31	250,667	120,000	58,667

At December 31, 2010, the total number of shares of restricted stock expected to vest is 58,667. At December 31, 2010, the Company had $154,000 of unearned stock based compensation expense related to restricted stock that will be recognized over approximately 1.8 years.

Time based and performance-based stock options

Stock option activity for the 2005 Equity Plan during the year ended December 31, 2010 is as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2010	5,369,919	$4.72
Granted	4,059,500	3.00
Exercised/ Repurchased	—	—
Forfeited	(1,613,893)	3.14

Outstanding at December 31, 2010	7,815,526	3.21

Vested or expected to vest at December 31, 2010	4,512,870	3.37

Exercisable at December 31, 2010	1,375,892	3.56

Time-based and performance-based options granted during the years ended December 31, 2008, 2009 and 2010 have a weighted average grant date fair value per option of $0.87, $0.80 and $1.15, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Expected term to exercise	6.1 years	6.5 years	6.5 years
Expected volatility	29.9%	36.7%	33.6%
Risk-free rate	4.13%	0.91%	2.27%
Dividend yield	0.0%	0.0%	0.0%

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

As of December 31, 2010, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 8.23 years. Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2010.

As of December 31, 2010, the Company had approximately $3.3 million of unearned stock-based compensation expense that will be recognized over approximately 3.9 years based on the remaining weighted average vesting period of all Time Based awards and $4.2 million of unearned stock-based compensation expense that will be recognized over approximately 3.9 years based on the weighted average vesting period of all Performance-Based awards.

Stock based compensation expense

Including each of the plans noted above, the Company’s stock based compensation expense (benefit) for the years ended December 31, 2008, 2009 and 2010 was as follows:

	(in thousands)
	2008	2009	2010
Roll-over option award mark to market adjustment	$(120)	$(1)	$(4)
Restricted stock awards	312	164	104
Performance based option awards	595	239	—
Time based option awards	228	215	595

	$1,015	$617	$695

During the year ended December 31, 2010, the Company did not achieve the performance targets required for Performance-Based shares to vest, therefore no Performance-Based stock compensation expense has been recorded.

Stock based compensation expense (benefit) was recorded in the consolidated statements of operations as follows:

	(in thousands)
	2008	2009	2010
Cost of sales	$(7)	$103	$110
Selling, general and administrative	1,022	514	585

	$1,015	$617	$695

Director’s Deferred Compensation Plan

Accellent Holdings Corp. maintains a Directors’ Deferred Compensation Plan (the “Directors’ Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of their annual directors’ fees to a future date or dates. Any amounts deferred under the Directors’ Plan are credited to a phantom stock account. The number of phantom shares of common stock of Accellent Holdings Corp. credited to each director’s phantom stock account is determined based on the amount of the compensation deferred during any given year, divided by the then fair market value per share of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the fair market value per share of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors, or $3.00 at December 31, 2010. During the years ended December 31, 2008, 2009 and 2010, the Company recorded compensation expense related the Directors’ Plan of $120,000, $93,000 and $90,000, respectively.

9.	Employee benefit plans

Defined Benefit Pension Plans

The Company has pension plans covering employees at two facilities, one in the United States of America (the “Domestic Plan”) and one in Germany (the “Foreign Plan”). Benefits for the Domestic Plan are provided at a fixed rate for each month of service. The Company’s funding policy is consistent with the minimum funding requirements of laws and regulations. For the Domestic Plan, plan assets consist of equity and fixed income investment funds. The Domestic Plan was frozen as to new participants in November 2006. The Foreign Plan is an unfunded frozen pension plan and is limited to covering employees hired before 1993.

The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive (loss) income as of the end of each fiscal year. The measurement date used in determining the projected benefit obligation is December 31, consistent with the plan sponsor’s fiscal year end. As of December 31, 2009 and 2010 the Accumulated Benefit Obligation of the Company’s defined benefit pension plans totaled $3.1 million and $3.7 million, respectively.

The change in the projected benefit obligation is as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Benefit obligation at beginning of period	$3,365	$3,164	$3,394
Service cost	55	43	42
Interest cost	180	184	184
Actuarial (gain) loss	(233)	74	303
Currency translation adjustment	(87)	35	(157)
Benefits paid	(116)	(106)	(113)

Benefit obligation at end of period	$3,164	$3,394	$3,653

The change in Domestic Plan assets were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Fair value of plan assets at beginning of year	$1,052	$691	$902
Actual return (loss) on plan assets	(310)	196	114
Employer contributions	17	75	—
Benefits paid	(68)	(60)	(63)

Fair value of plan assets at end of period	$691	$902	$953

A reconciliation of the accrued benefit cost for both the Domestic and Foreign Plans recognized in the financial statements is as follows (in thousands):

	December 31,
	2009	2010
Funded status	$(2,492)	$(2,700)
Unrecognized net actuarial (loss) gain	(173)	998

Accrued benefit obligation	$(2,665)	$(1,702)

Presented as current liabilities	—	(67)
Presented as other long-term liabilities	(2,492)	(2,633)
Accumulated other comprehensive (loss) income	(173)	998

Total	$(2,665)	$(1,702)

The following changes in projected benefit obligations were recognized in other comprehensive income for the years ended December 31, 2008, 2009 and 2010:

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Net actuarial pension loss (gain)	$—	$—	$(1,183)
Amortization of net actuarial pension loss	296	44	11

Total recognized in other comprehensive loss (income)	$296	$44	$(1,172)

Total recognized in net periodic benefit cost and other comprehensive loss	$433	$205	$(1,036)

As of December 31, 2010, there was $997,649 of accumulated unrecognized net actuarial gain that has yet to be recognized as a component of net periodic benefit cost in the future periods. Of this amount we expect to recognize approximately $3,000 in earnings as a component of net periodic benefit cost during the fiscal year ending December 31, 2011. We do not expect to be required to make any contributions to the Company’s funded plans in 2011.

Components of net periodic benefit cost for both the Domestic and Foreign Plan were as follows (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Service cost	$55	$43	$42
Interest cost	180	184	184
Expected return of plan assets	(72)	(48)	(61)
Recognized net actuarial gain	(26)	(18)	(29)

Total net periodic benefit cost	$137	$161	$136

Assumptions for benefit obligations at December 31 were as follows:

	2009	2010
Discount rate	5.80%	5.24%
Rate of compensation increase	1.83%	1.92%

Assumptions for net periodic benefit costs were as follows:

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Discount rate	5.92%	5.82%	5.24%
Expected long term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	1.83%	1.92%

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 7.0% expected long-term rate of return on plan assets assumption.

To develop the discount rate utilized in determining benefit obligations and net periodic benefit cost, the Company performed a cash flow analysis using third party pension discount curve information and the projected cash flows of the plan as of the measurement date.

Estimated annual future benefit payments for both the Domestic and Foreign Plans for the next five fiscal years and the following five fiscal years are as follows:

Fiscal year	Amount (in thousands)
2011	$124
2012	128
2013	130
2014	135
2015	140
Five fiscal years thereafter	842

The fair values of the Company’s Domestic Plan’s assets at December 31, 2009 and 2010 by asset class, classified according to the fair value hierarchy described in Note 1, are as follows:

		Fair value Measurements at December 31, 2009:
	Total Carrying Value at December 31, 2009	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$410	$410	$—	$—
U.S. mid- cap and small- cap funds	106	106	—	—
International value funds	75	75	—	—
Fixed income securities	262	262	—
Short- term fixed income securities	49	49	—	—

	$902	$902	$—	$—

		Fair value Measurements at December 31, 2010:
	Total Carrying Value at December 31, 2010	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$429	$429	$—	$—
U.S. mid- cap and small- cap funds	140	140	—	—
International value funds	84	84	—	—
Fixed income securities	261	261	—	—
Short- term fixed income securities	39	39	—	—

	$953	$953	$—	$—

As of December 31 the Domestic Plan’s target asset allocation was as follows:

Asset Class	2009 Target Allocation %	2010 Target Allocation %
Domestic equity	60.0%	69.0%
Fixed income	40.0%	31.0%

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

401(k) and Other Plans

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually the amount of contribution, if any, the Company shall make to the 401(k) plan. The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 6% of the employee’s gross salary. The Company’s matching contributions totaled approximately $2.5 million, $2.2 million and $2.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

The Company also maintains a Supplemental Executive Retirement Pension Program (“SERP”) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $31,059, $59,264 and $97,048 for the years ended December 31, 2008, 2009 and 2010 respectively. The liability for the plan was $0.6 million and $1.5 million as of December 31, 2009 and 2010, respectively, and was included within other long-term liabilities on the Company’s consolidated balance sheets.

10.	Income taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2008, 2009 and 2010 were as follows (in thousands):

	Year ended December 31
	2008	2009	2010
Current
Federal	$—	$39	$—
State	292	261	(255)
Foreign	2,671	820	1,533
Deferred
Federal	2,559	2,590	2,590
State	(703)	(113)	649
Foreign	(130)	(21)	(152)

Total provision	$4,689	$3,576	$4,365

Income before income taxes included income from foreign operations of $11.1 million, $4.4 million, and $8.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated statements of operations for the years ended December 31 2008, 2009 and 2010 were as follows (in thousands):

	Year ended December 31,
	2008	2009	2010
Expected tax (benefit) expense at statutory rate	$(3,019)	$849	$(7,053)
Change in valuation allowance on deferred tax assets	1,487	2,806	9,421
State taxes, net of federal benefit	292	170	203
Foreign rate differential	(1,197)	(669)	(1,314)
Repatriation of earnings	1,693	1,575	1,783
Changes in reserves for uncertain tax positions	—	(682)	(567)
Stock options	166	83	(188)
Return to provision and other adjustments	5,267	(556)	2,080

Tax provision	$4,689	$3,576	$4,365

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2010 (in thousands):

	December 31,
	2009	2010
Deferred tax assets
Operating loss carryforwards	$108,189	$115,243
Environmental liabilities	1,285	717
Accrued compensation	3,111	4,260
Inventory and accounts receivable reserves	4,188	4,112
Restructuring costs	633	—
Other	7,906	5,718

Total deferred tax asset	125,312	130,050

Deferred tax liabilities:
Depreciation	(12,600)	(9,425)
Intangibles	(71,610)	(73,190)

Total deferred tax liabilities	(84,210)	(82,615)
Valuation allowance	(64,100)	(73,521)

Total net deferred tax liability	$(22,998)	$(26,086)

The Company’s deferred income tax expense results primarily from the different book and tax treatment for a portion of the Company’s goodwill and the Company’s trade name intangible asset, “the amortizing tax intangibles”. For tax purposes, the amortizing tax intangibles acquired in taxable asset transactions are subject to annual amortization, which reduces their tax basis. Such assets are not amortized for financial reporting purposes, which gives rise to a different book and tax basis. The lower taxable basis of the amortizing tax intangibles would result in higher taxable income upon any future disposition of the underlying business. Deferred taxes are recorded to reflect the future incremental taxes from the basis differences that would be incurred upon a future sale. This amount is included as a deferred tax liability in the table above within “Intangibles” and totals $23.2 and $26.4 million at December 31 2009 and December 31 2010, respectively.

At December 31, 2010, the Company has federal net operating loss (“NOL”) carryforwards of approximately $296.6 million expiring at various dates through 2029. Approximately $216.6 million of these carryforwards were acquired in the Acquisition. If not utilized, these carryforwards will begin to expire in 2018. Such losses are also subject to limitations of Internal Revenue Code, Section 382, which in general provides that utilization of NOL’s is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such an ownership change occurred upon the consummation of the Acquisition. Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Acquisition. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards, as well as research and development credits that can be utilized to offset future taxable income.

The Company’s federal NOL carryforward for tax return purposes is $21.5 million greater than its federal NOL for financial reporting purposes due to $12.7 million of unrecognized tax benefits as well as $8.8 million of unrealized excess tax benefits generated during 2008, 2009 and 2010 for share-based compensation awards. The tax benefit of the share-based compensation awards would be recognized for financial statement purposes through additional paid-in capital, in the period in which the tax benefit reduces income taxes payable.

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2009 and 2010. Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for valuation allowances on substantially all of the its net deferred tax assets, after considerations for deferred tax liabilities for indefinite lived intangibles and goodwill, which will not be a future source of income.

The Company’s valuation allowance increased $1.5 million, $2.8 million and $9.4 million during the years ended December 31, 2008, 2009 and 2010, respectively, principally due to the Company’s net losses in each of these years.

As of December 31, 2009 and 2010, the Company has not accrued deferred income taxes on $7.4 million and $5.9 million, respectively, of unremitted earnings from foreign subsidiaries as such earnings are expected to be permanently reinvested outside of the U.S. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $1.6 million would be recorded.

The change in unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2008, 2009 and 2010 is as follows (in thousands):

	2008	2009	2010
Balance at January 1	$9,360	$8,680	$8,133
Gross increases for tax positions taken in prior periods	184	277	—
Gross decreases for tax positions taken in prior periods	(471)	—	(116)
Gross increases for tax positions taken in current period	179	120	—
Lapse of statute of limitations	(572)	(944)	(617)

Balance at December 31	$8,680	$8,133	$7,400

Substantially all of the $7.4 million of uncertain tax benefits at December 31, 2010 would impact the effective tax rate if recognized in a future period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense. During the years ended December 31, 2008, 2009 and 2010, the Company recorded income tax expense (benefit) of approximately $136,000 and $12,000, $(95,000) and $57,000, and $30,000 and $(13,000) for interest and penalties, respectively. The Company maintains balances for accrued interest and accrued penalties of $365,000 and $412,000, and $465,000 and $107,000, relating to unrecognized tax benefits as of December 31, 2009 and 2010, respectively.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2010, inclusive, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if such net operating loss carryforwards are utilized, notwithstanding that the statute for assessment may have closed.

11.	Related-party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During each of the years ended December 31, 2008, 2009 and 2010, the Company incurred management fees and expenses with KKR of $1.2 million, respectively. As of December 31, 2009 and 2010, the Company owed KKR $0.3 million and $1.2 million for unpaid management fees which are included in accrued expenses in the accompanying consolidated balance sheet. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. For the years ended December 31, 2008 and 2010, the Company incurred $1.1 million and $0.7 million of integration consulting fees for the services of KKR-Capstone, respectively. There were no such fees incurred during 2009. For the year ended December 31, 2008, approximately $0.7 million was paid in common stock of AHC to Capstone in settlement of a portion of their fees. At December 31, 2009 and 2010, the Company owed Capstone $0.3 million, which is payable in common stock of AHC.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $15.0 million principal amount of the Company’s Senior Secured Notes and approximately $36.0 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2010, respectively (refer to Note 4). At the time that the Company’s old subordinated notes were redeemed, KKR- AM owned approximately $51.7 million principal amount of the old notes. In connection with the repurchase of the old subordinated notes, the Company paid KKR- AM approximately $55.0 million in cash consideration, which included $1.8 million of accrued and unpaid interest up to, but not including, the date of redemption the consent payment and the tender premium.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net revenues from sales to Biomet, Inc. during the years ended December 31, 2008, 2009 and 2010 totaled $3.5 million, $1.2 million, and $0.7 million, respectively. At December 31, 2009 and 2010, accounts receivable due from Biomet aggregated $0.2 million and $0.1 million, respectively.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The

Company incurred approximately $0.1 million and $0.5 million in fees in connection with this agreement for the years ended December 31, 2009 and 2010, respectively.

12.	Fair value measurements

Financial Instruments

The Company determines fair value of financial instruments utilizing a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value, as detailed in Note 1.

As detailed in Note 8, the Company uses the Black-Scholes option pricing model to determine the fair value of its liability for roll-over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the Level 3 inputs and the significant assumptions used in estimating the roll-over options’ fair value are also included in Note 8.

As discussed in Note 5, the Company maintained an interest rate swap contract at December 31, 2009, which expired in November 2010. This contract was valued using a discounted cash flow model that took into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting dates pertaining to forward LIBOR rates and an estimate of the Company’s credit risk determined by management utilizing industry benchmark credit indices and market values for the Company’s debt securities. A rollforward of the change in fair value of this financial instrument is presented in Note 5.

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2009 and 2010:

		Fair Value Measurements determined using
	Total Carrying Value at December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Cash and cash equivalents *	$33,785	$33,785	$—	$—
Liability for Roll-Over options	1,024	—	—	1,024
Liability for derivative instruments	4,511	—	—	4,511

December 31, 2010:
Liability for Roll-Over options	448	—	—	448

*	Consists of cash of approximately $31.1 million and cash equivalents comprised of overnight investments of $2.7 million. At December 31, 2010 the Company did not have any cash equivalents.

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2009 and 2010 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. At December 31, 2010, the fair value of the Senior Secured Notes–2017, based on quoted market prices for them, was approximately 103% or $412 million compared to their carrying value of $400.0 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the 2017 Subordinated Notes due 2017 have a fixed interest rate. At December 31, 2010, the carrying amount of this debt was a reasonable estimate of its fair value.

•

Borrowings under the old Term Loan: Borrowings under the old Term Loan had variable rates that reflected then currently available terms and conditions for similar debt. The carrying amount of this debt at December 31, 2009 was a reasonable estimate of its fair value.

•

Borrowings under the old senior subordinated notes—Borrowings under the old senior subordinated notes had a fixed interest rate. At December 31, 2009, the fair value of the old senior subordinated notes, based on a quoted market for them, was 98%, or $299 million, compared to the carrying value of $305.0 million.

13.	Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. As part of efforts to lower TCE emissions, we have begun to implement a process that will reduce the Company’s TCE emissions generated by its Collegeville facility. However, this process will not reduce TCE emissions to the levels required should a new standard become law.

At December 31, 2009 and 2010, the Company maintained reserves for environmental liabilities of approximately $3.3 million and $1.9 million, respectively of which the Company expects to pay $0.1 million during 2011. The recorded liability at December 31, 2009 included $1.8 million to operate a groundwater pump and treat system for the treatment of elevated levels of TCE in the groundwater at one of the Company’s facilities and $1.3 million to operate a system to treat potentially elevated levels of chromium at that same facility. Each of these systems was noted in the initial remediation plan, pursuant to an EPA Consent Order for the site.

In September 2010, the EPA approved an amendment to the Consent Order which eliminated the need to treat potentially elevated levels of chromium. As a result of the amendment to the Consent Order, the Company is no longer obligated to operate a treatment system for chromium should levels become elevated. Accordingly, the Company reduced the amount of the recorded liability by $1.3 million which is recorded as a reduction of Cost of goods sold (exclusive of amortization) in the accompanying consolidated statements of operations for the year ended December 31, 2010. The Company expects to pay approximately $0.1 million per year to meet its current requirements under the Consent Order.

14.	Geographic information

For each of the years ended December 31, 2008, 2009 and 2010, approximately 95% of the Company’s sales were derived from medical device customers with the balance being derived from other customers.

The following table presents net sales by country or geographic region based on the location of the customer and in order of significance for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Year Ended December 31,
	2008	2009	2010
Net sales:
United States of America	$437,217	$399,324	$422,991
Ireland	26,415	29,701	33,251
Germany	23,831	17,014	16,049
United Kingdom	10,429	6,382	5,710
Sweden	5,799	6,118	6,583
France	2,532	4,204	3,830
Netherlands	2,948	1,430	1,395
Other Western Europe	3,061	5,101	6,206
Asia Pacific	3,120	4,049	4,918
Central and South America	4,345	3,529	4,315
Eastern Europe	4,793	641	847
Other	986	1,300	859

Total	$525,476	$478,793	$506,954

Property, plant and equipment, based on the location of the assets, were as follows (in thousands):

	December 31,
	2009	2010
Property, plant and equipment:
United States	$107,561	$107,329
United Kingdom	357	326
Germany	4,449	3,922
Ireland	4,903	4,263
Mexico	706	770
Asia	—	4,427

Total	$117,976	$121,037

15.	Commitments and contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2018, which are accounted for as operating leases.

Aggregate rental expense for the years ended December 31, 2008, 2009 and 2010 was $7.5 million, $7.7 million and $7.3 million, respectively. Future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2011	$5,491
2012	4,227
2013	2,828
2014	1,897
2015	1,367
Thereafter	2,495

Total	$18,305

The Company is involved in various legal proceedings in the ordinary course of business, including the environmental matters described in Note 13. In the opinion of management, the outcome of such proceedings will not have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

16.	Supplemental guarantor financial information

In connection with the Company’s issuance of the 2017 Senior Secured Notes and 2017 Subordinated Notes (refer to Note 4) (collectively the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) which are 100% owned guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2009 and December 31, 2010, and the supplemental condensed consolidating operational and cash flow information for each of the years ended December 31, 2008, 2009 and 2010.

Condensed Consolidating Balance Sheet Information

December 31, 2009 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$31,739	$2,046	$—	$33,785
Receivables, net	—	42,571	2,514	(270)	44,815
Inventories	—	53,096	2,475	—	55,571
Prepaid expenses and other	111	3,717	180	—	4,008

Total current assets	111	131,123	7,215	(270)	138,179
Property, plant and equipment, net	—	107,918	10,058	—	117,976
Intercompany receivable, net	—	148,914	19,734	(168,648)	—

Investment in subsidiaries	348,883	31,665	—	(380,548)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	179,566	—	—	—	179,566
Deferred financing costs and other assets	12,251	896	253	—	13,400

Total assets	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	10	22,992	961	(53)	23,910
Accrued liabilities	8,836	20,375	2,559	(21)	31,749

Total current liabilities	8,846	43,374	3,520	(74)	55,666
Note payable and long-term debt	853,494	—	—	(168,844)	684,650
Other long-term liabilities	1,809	28,259	2,075	—	32,143

Total liabilities	864,149	71,633	5,595	(168,918)	772,459
Equity	306,516	348,883	31,665	(380,548)	306,516

Total liabilities and equity	$1,170,665	$420,516	$37,260	$(549,466)	$1,078,975

Condensed Consolidating Balance Sheet Information

December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38,392	$2,395	$—	$40,787
Receivables, net	—	51,816	3,175	(980)	54,011
Inventories	—	63,028	3,000	—	66,028
Prepaid expenses and other	2	2,537	111	—	2,650

Total current assets	2	155,773	8,681	(980)	163,476
Property, plant and equipment, net	—	107,655	13,382	—	121,037
Intercompany receivables, net	—	212,206	21,504	(233,710)	—
Investment in subsidiaries	426,194	36,197	—	(462,391)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	164,626	—	—	—	164,626
Deferred financing costs and other assets	18,430	353	300	—	19,083

Total assets	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Current portion of long-term debt	$—	$9	$—	$—	$9
Accounts payable	55	22,784	1,596	(410)	24,025
Accrued liabilities	20,375	22,579	3,741	(13)	46,682

Total current liabilities	20,430	45,372	5,337	(423)	70,716
Note payable and long-term debt	936,877	10,065	—	(234,267)	712,675
Other long-term liabilities	1,291	30,553	2,333	—	34,177

Total liabilities	958,598	85,990	7,670	(234,690)	817,568
Equity	280,508	426,194	36,197	(462,391)	280,508

Total liabilities and equity	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Condensed Consolidating Operations Information

Year ended December 31, 2008 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$494,665	$31,869	$(1,058)	$525,476
Cost of sales	—	366,999	20,202	(1,058)	386,143
Selling, general and administrative expenses	120	55,550	3,144	—	58,814
Research and development expenses	—	2,063	861	—	2,924
Restructuring charges	—	2,499	—	—	2,499
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	814	260	—	1,074

(Loss) income from operations	(15,059)	66,740	7,402	—	59,083
Interest expense, net	(65,172)	(100)	15	—	(65,257)
Other expense, net	(4,111)	532	1,126	—	(2,453)
Equity in earnings of affiliates	71,026	6,181	—	(77,207)	—
Provision for income taxes	—	(2,327)	(2,362)	—	(4,689)

Net (loss) income	$(13,316)	$71,026	$6,181	$(77,207)	$(13,316)

Condensed Consolidating Operations Information

Year ended December 31, 2009 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$455,354	$24,198	$(759)	$478,793
Cost of sales	—	331,865	16,677	(759)	347,783
Selling, general and administrative expenses	94	44,958	2,673	—	47,725
Research and development expenses	—	1,912	152	—	2,064
Restructuring charges	—	5,705	22	—	5,727
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	860	106	—	966

(Loss) income from operations	(15,033)	70,054	4,568	—	59,589
Interest expense, net	(56,644)	72	3	—	(56,569)
Other expense, net	425	(806)	(133)	—	(514)
Equity in earnings of affiliates	70,182	3,815	—	(73,997)	—
Provision for income taxes	—	(2,953)	(623)	—	(3,576)

Net (loss) income	$(1,070)	$70,182	$3,815	$(73,997)	$(1,070)

Condensed Consolidating Operations Information

Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$481,773	$26,401	$(1,220)	$506,954
Cost of sales	—	353,413	17,057	(1,220)	369,250
Selling, general and administrative expenses	90	49,043	2,869	—	52,002
Research and development expenses	—	1,786	607	—	2,393
Restructuring charges	—	(117)	—	—	(117)
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	12	3		15

(Loss) income from operations	(15,029)	77,636	5,865	—	68,472
Interest expense, net	(73,838)	(103)	2	—	(73,939)
Loss on debt extinguishment	(20,882)	—	—	—	(20,882)
Other expense (income), net	4,511	(456)	2,156	—	6,211
Equity in earnings of affiliates	80,735	6,896	—	(87,631)	—
Provision for income taxes	—	(3,238)	(1,127)	—	(4,365)

Net (loss) income	$(24,503)	$80,735	$6,896	$(87,631)	$(24,503)

Condensed Consolidating Cash Flow Information

Year ended December 31, 2008 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,753)	$91,737	$10,012	$—	$41,996

Cash flows from investing activities:
Capital expenditures	—	(15,610)	(1,753)	—	(17,363)
Proceeds from sale of equipment	—	1,623	6	—	1,629

Net cash used in investing activities	—	(13,987)	(1,747)	—	(15,734)

Cash flows from financing activities:
Borrowings	39,000	—	—	—	39,000
Repayments	(54,000)	(155)	—	—	(54,155)
Repurchase of parent company stock	(1,984)	—	—	—	(1,984)
Proceeds from sale of stock	138	—	—	—	138
Intercompany receipts (advances)	76,599	(69,016)	(7,583)	—	—

Cash flows provided by (used for) financing activities	59,753	(69,171)	(7,583)	—	(17,001)

Effect of exchange rate changes in cash	—	(176)	(248)	—	(424)
Net increase (decrease) in cash and cash equivalents	—	8,403	434	—	8,837
Cash and cash equivalents, beginning of year	—	3,976	1,712	—	5,688

Cash and cash equivalents, end of year	$—	$12,379	$2,146	$—	$14,525

Condensed Consolidating Cash Flow Information

Year ended December 31, 2009 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,774)	$101,406	$5,847	$—	$55,479

Cash flows from investing activities:
Capital expenditures	—	(15,000)	(1,434)	—	(16,434)
Proceeds from sale of equipment	—	1,016	—	—	1,016
Proceeds from payment of note receivable	—	1,268	—	—	1,268

Net cash used in investing activities	—	(12,716)	(1,434)	—	(14,150)

Cash flows from financing activities:
Borrowings		—	—	—	—
Repayments	(22,376)	(8)	—	—	(22,384)
Repurchase of parent company stock	(16)	—	—	—	(16)
Deferred financing fees	(10)	—	—	—	(10)
Proceeds from sale of stock	239	—	—	—	239
Intercompany receipts (advances)	73,937	(69,481)	(4,456)	—	—

Cash flows provided by (used for) financing activities	51,774	(69,489)	(4,456)	—	(22,171)

Effect of exchange rate changes in cash	—	159	(57)	—	102
Net increase (decrease) in cash and cash equivalents	—	19,360	(100)	—	19,260
Cash and cash equivalents, beginning of year	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of year	$—	$31,739	$2,046	$—	$33,785

Condensed Consolidating Cash Flow Information

Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(53,474)	$80,090	$7,959	$—	$34,575

Cash flows from investing activities:
Capital expenditures	—	(20,259)	(5,685)	—	(25,944)
Proceeds form sale of equipment	—	55	11	—	66

Net cash used in investing activities	—	(20,204)	(5,674)	—	(25,878)

Cash flows from financing activities:
Proceeds from borrowings on long term debt	712,396	—	—	—	712,396
Repayments of long-term debt	(695,243)	23	—	—	(695,220)
Proceeds from sale of parent company stock	600	—	—	—	600
Proceeds from exercise of options in parent company stock	106	—	—	—	106
Repurchase of parent company stock	(66)	—	—	—	(66)
Payments of debt issuance costs	(19,337)	—	—	—	(19,337)
Intercompany receipts (advances)	55,018	(53,248)	(1,770)	—	—

Cash flows provided by (used for) financing activities	53,474	(53,225)	(1,770)	—	(1,521)

Effect of exchange rate changes in cash	—	(11)	(163)	—	(174)
Net increase (decrease) in cash and cash equivalents	—	6,650	352	—	7,002
Cash and cash equivalents, beginning of year	—	31,739	2,046	—	33,785

Cash and cash equivalents, end of year	$—	$38,389	$2,398	$—	$40,787

17.	Subsequent events

The Company has evaluated the period from December 31, 2010, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

ACCELLENT INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years ended December 31, 2008, 2009 and 2010

(in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$568	$259	$—	$(293)	$534
Year ended December 31, 2009	$534	$712	$—	$(136)	$1,110
Year ended December 31, 2010	$1,110	$(213)	$—	$(307)	$590

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Net Sales	Other	Returns Processed	Balance at End of Period
Reserve for sales returns:
Year ended December 31, 2008	$644	$6,689	$—	$(6,713)	$620
Year ended December 31, 2009	$620	$5,819	$—	$(5,211)	$1,228
Year ended December 31, 2010	$1,228	$7,289	$—	$(7,105)	$1,412

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

4.1	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.2	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.3	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent (incorporated by reference to Exhibit 4.5 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.4	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent (incorporated by reference to Exhibit 4.6 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.5

Indenture with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

4.6

Exchange and Registration Rights Agreement with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and the representatives of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

10.1*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.2	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.3*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.4*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.6	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.8	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001).

10.10*	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.11*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.12*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470)).

10.13*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.14*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.15*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer (incorporated by reference to Exhibit 10.23 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.16	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.17	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.18	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.19	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.20*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Donald J. Spence (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on April 26, 2010 (file number 333-130470)).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc. (incorporated by reference to Exhibit 21.1 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.