Form 10-Q
period 2011-03-31
ACCELLENT INC
filed 2011-05-16
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$30,031	$40,787
Accounts receivable, net of allowances of $2,163 and $2,002 as of March 31, 2011 and December 31, 2010, respectively	58,439	54,011
Inventory	75,893	66,028
Prepaid expenses and other current assets	3,829	2,650

Total current assets	168,192	163,476
Property, plant and equipment, net	121,678	121,037
Goodwill	629,854	629,854
Other intangible assets, net	160,891	164,626
Deferred financing costs and other assets, net	18,456	19,083

Total assets	$1,099,071	$1,098,076

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$21	$9
Accounts payable	25,489	24,025
Accrued payroll and benefits	10,979	9,102
Accrued interest	19,514	19,787
Accrued expenses and other current liabilities	18,651	17,793

Total current liabilities	74,654	70,716
Long-term debt	712,747	712,675
Other liabilities	36,681	34,177

Total liabilities	824,082	817,568

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	637,537	637,290
Accumulated other comprehensive income (loss)	963	(1,442)
Accumulated deficit	(363,511)	(355,340)

Total stockholder’s equity	274,989	280,508

Total liabilities and stockholder’s equity	$1,099,071	$1,098,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010

(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net sales	$129,889	$122,680
Cost of sales (exclusive of amortization)	98,318	90,405

Gross profit	31,571	32,275

Operating expenses:
Selling, general and administrative expenses	14,112	13,251
Research and development expenses	747	679
Amortization of intangible assets	3,735	3,735

Total operating expenses	18,594	17,665

Income from operations	12,977	14,610

Other (expense) income, net:
Interest expense, net	(17,249)	(17,424)
Loss on debt extinguishment	—	(5,791)
Other (expense) income, net	(1,934)	2,267

Total other (expense) income, net	(19,183)	(20,948)

Loss before income taxes	(6,206)	(6,338)
Provision for income taxes	1,965	1,481

Net loss	$(8,171)	$(7,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(in thousands)

	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(8,171)	$(7,819)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,441	9,345
Amortization of debt discounts and non-cash interest accrued	720	958
Change in allowance for bad debts	—	15
Restructuring charges, net of payments	—	(1,009)
Change in fair value of derivative instruments	—	(909)
Gain on disposal of property and equipment	(1)	—
Deferred income tax expense	740	731
Non-cash compensation expense	271	40
Loss on debt extinguishment	—	5,791
Changes in operating assets and liabilities:
Accounts receivable	(4,148)	(9,342)
Inventory	(9,650)	(7,197)
Prepaid expenses and other current assets	(1,171)	340
Accounts payable, accrued expenses and other operating liabilities	6,967	18,770

Net cash (used in) provided by operating activities	(5,002)	9,714

Cash flows from investing activities:
Capital expenditures	(5,596)	(3,807)
Proceeds from sale of property and equipment	11	—

Net cash used in investing activities	(5,585)	(3,807)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	397,396
Repayments of long-term debt and capital lease obligations	(6)	(381,626)
Payment of deferred financing fees	(369)	(11,646)

Net cash (used in) provided by financing activities	(375)	4,124

Effect of exchange rate changes	206	(157)

Net (decrease) increase in cash	(10,756)	9,874
Cash, beginning of period	40,787	33,785

Cash, end of period	$30,031	$43,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,795	$3,597
Cash paid for income taxes	$52	$149
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,039	$495
Deferred financing fees unpaid and included in accounts payable and accrued expenses	$201	$396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

1.	Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

There have been no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, nor were there any significant changes resulting from the adoption of new accounting pronouncements.

Customer Concentration

During the three months ended March 31, 2011 and 2010, our ten largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
Customer A	17%	21%
Customer B	15%	15%
Customer C	12%	10%

At March 31, 2011, Customers A and B each comprised approximately 11% and 13%, respectively, of Accounts receivable, net. At December 31, 2010, Customers A and B each comprised approximately 11% of Accounts receivable, net.

2.	Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$22,379	$16,563
Work-in-process	32,515	29,439
Finished goods	20,999	20,026

Total	$75,893	$66,028

3.	Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the three months ended March 31, 2011 and 2010.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of sales	$497	$497
Selling, general and administrative	3,238	3,238

Total	$3,735	$3,735

Intangible assets consisted of the following at March 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,695)	$6,296
Customer contracts and relationships	197,575	(72,380)	125,195
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(83,075)	$160,891

Intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,198)	$6,793
Customer contracts and relationships	197,575	(69,142)	128,433
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(79,340)	$164,626

Estimated intangible asset amortization expense for the remainder of 2011 will be approximately $11.2 million. The estimated annual intangible asset amortization expense in 2012 and 2013 approximates $14.9 million per year. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At March 31, 2011 and December 31, 2010, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	March 31, 2011	December 31, 2010
Developed technology and know how	3.2	3.4
Customer contracts and relationships	9.7	9.9
Total finite lived intangible asset	9.4	9.6

4.	Long-term debt

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	43	33

	March 31, 2011	December 31 2010
Total debt	715,043	715,033
Less—unamortized discount	(2,275)	(2,349)
Less—current portion	(21)	(9)

Long term debt, excluding current portion	$712,747	$712,675

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest with proceeds received from a $400 million sale of Senior Secured Notes (the “Refinancing”). As part of the Refinancing, the Company terminated its revolving credit facility and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). In connection with the Refinancing, the Company wrote off existing deferred financing costs, paid premiums and certain other fees to holders of the refinanced old obligations resulting in a loss on the extinguishment of these old obligations of approximately $5.8 million.

The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at March 31, 2011.

Senior Secured Notes and Revolving Credit Facility

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

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the ABL Revolver pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% or (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding borrowings under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. Total amount of commitment, administrative agency and letter of credit fees incurred under the ABL Revolver for the three months ended March 31, 2011 and 2010, amount to $0.2 million and $0.2 million, respectively and are included within “Interest expense, net” in the accompanying consolidated statements of.

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

At March 31, 2011, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $31.2 million, after giving effect to outstanding letters of credit totaling $12.2 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

Senior Subordinated Notes

The Senior Subordinated Notes bear interest at 10.0% per annum and mature on November 1, 2017. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2011. Prior to November 1, 2013, the Company may redeem the Senior Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. The Company may also redeem any of the Senior Subordinated Notes at any time on or after November 1, 2013, in whole or in part, at the redemption prices set forth in the indenture agreement under which the Senior Subordinated Notes were issued plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to November 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued under the indenture with the net proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Subordinated Notes remain outstanding immediately after such redemption. Upon a change of control, the Company will be required to offer to purchase the Senior Subordinated Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Senior Subordinated Notes are subject to certain restrictions. The Company’s obligations under the Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by all of the Company’s domestic restricted subsidiaries (refer to Note 14). The Senior Subordinated Notes and related guarantees are the Company’s and the guarantors’ senior subordinated obligations and 1) rank equally in right of payment with all senior subordinated indebtedness of the Company and the guarantors; and 2) rank senior in right of payment to any future indebtedness of the Company and guarantors that is, by its term, expressly subordinated in right of payment to the Senior Subordinated Notes; and 3) are subordinated in the right of payment to all existing and future senior indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto); and 4) are effectively subordinated in right of payment to all secured indebtedness of the Company and the guarantors (including the ABL Revolver and Senior Secured Notes and guarantees with respect thereto) to the extent of the value of the assets securing such indebtedness; and 5) are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its guarantor subsidiaries).

The indentures that govern the Senior Secured Notes, the Senior Subordinated Notes and the credit agreement that governs the ABL Revolver, contain restrictions on the Company’s ability, and the ability of the Company’s subsidiaries: to (i) incur additional indebtedness or issue preferred stock; (ii) repay subordinated indebtedness prior to its stated maturity; (iii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iv) make certain investments; (v) sell certain assets; (vi) create liens; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and (viii) enter into certain transactions with the Company’s affiliates.

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

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which related to the effective portion of the hedge were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap which related to the ineffective portion of the interest rate swap were recorded in other (expense) income, net. On February 27, 2010, the notional amount of the Company’s swap contract decreased to $125.0 million and the swap contract expired on November 27, 2010. The Company was receiving variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and was obligated to pay fixed interest rate payments at 4.85% during the term of the contract.

At September 30, 2009, the Company determined that hedge accounting was no longer appropriate, as the hedged forecasted cash flow transactions were no longer probable of occurring due to the anticipation of the refinancing of the underlying debt which occurred in January 2010.

The Company did not have any derivative instruments at December 31, 2010 and March 31, 2011.

The following table summarizes the change in the Company’s liability for its interest rate swap contract for the three months ended March 31, 2010 (in thousands):

March 31, 2010
Liability balance at beginning of period	$4,511
Cash paid to settle derivative liability	(1,818)
Unrealized gain included in other (expense) income, net	909

Liability balance at March 31	$3,602

Cash paid to settle the derivative liability has been reported as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010.

The following table summarizes the activity related to the Company’s derivative instruments during the periods they were not designated as hedging instruments during the three months ended March 31, 2010 (in thousands):

	Location of gain(loss) on derivative instrument recognized in consolidated statements of operations	Amount of gain recognized in income Three months ended March 31, 2010

Interest rate swap contracts	Other (expense) income, net	$909

6.	Restructuring charges

During the three months ended March 31, 2011 and 2010, the Company undertook no restructuring actions.

The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2010	$1,525	$72	$1,597
Payments	(1,009)	—	(1,009)

Balance at March 31, 2010	$516	$72	$588

All previously taken restructuring actions were completed as of December 31, 2010. The Company had no amounts recorded related to restructuring actions as of March 31, 2011 and December 31, 2011.

7.	Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the indenture governing the Company’s senior secured notes, measured each calendar year. The vesting requirements for Performance-Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, in connection with the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of its Predecessor entities for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$448	250,049	$1,024	576,390
Change in fair value	1	—	—	—

Balance at end of period	$449	250,049	$1,024	576,390

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates its fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience.

During the three months ended March 31, 2011 and March 31, 2010, the Company granted stock options to employees to purchase approximately 165,000 and 40,000 shares, respectively, of Accellent Holdings Corp. common stock, Of the total stock options granted during the three months ended March 31, 2011 and March 31, 2010, 82,500 and 40,000, respectively, related to Performance-Based awards. All stock options granted during the three months ended March 31, 2011 and March 31, 2010 had a weighted average grant date fair value of $3.00 per share.

The following tables summarizes the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three months ended March 31, 2011 and 2010:

Classification of expense (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of sales	$28	$44
Selling, general and administrative	220	(28)

Total	$248	$16

Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Time-based vesting awards	$225	$(89)
Performance-based vesting awards	—	78
Restricted stock awards	22	27
Roll-over options	1	—

Total expense	$248	$16

At March 31, 2011, the Company determined that attainment of certain of the 2011 targets necessary for Performance-Based options to vest is not probable. Accordingly, we have not recorded stock-based compensation expense for Performance-Based Stock Awards during the three months ended March 31, 2011. At March 31, 2010, the Company determined that attainment of certain of the 2010 targets necessary for Performance Based options to vest was likely to be achieved. Accordingly, $0.1 million of expense related to Performance Based options was recorded during the three months ended March 31, 2010.

The total unvested Performance-Based shares and their aggregate fair values were 3,546,885 and 1,875,508 and $4.2 million and $2.2 million at March 31, 2011 and 2010, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,989,353 and 1,555,792 and $3.4 million and $1.7 million at March 31, 2011 and 2010, respectively. The total unvested Restricted Stock awards and their aggregate fair value are 58,667 and 120,000 and $0.2 million and $0.4 million at March 31, 2011 and 2010, respectively.

Non-employee stock-based compensation During the three months ended March 31, 2011 and 2010, the Company recognized approximately $23,000 and $24,000 of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in Other liabilities in the unaudited condensed consolidated balance sheets.

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

Income tax expense for the three months ended March 31, 2011 was $2.0 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.3 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2010 was $1.5 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill and $0.8 million in state and foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $26.8 million and $26.1 million of net deferred tax liabilities included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. The Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2010, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

9.	Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three months ended March 31, 2011 and 2010, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million in each three month period. As of March 31, 2011 and December 31, 2010, the Company owed KKR $0.3 million and $1.2 million, respectively, for unpaid management fees which are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three months ended March 31, 2011 and 2010, the Company incurred consulting fees and related expenses of $0.1 million and $0.2 million, respectively. At March 31, 2011 and December 31, 2010, the Company owed Capstone $0.3 million.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $37.0 million principal amount of the Company’s Senior Secured Notes and approximately $12.1 million principal amount of the Company’s 2017 Subordinated Notes at March 31, 2011. Entities affiliated with KKR-AM, an affiliate of KKR, owned approximately $15 million principal amount of the Company’s Senior Secured Notes and approximately $36 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2010.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three months ended March 31, 2011 and 2010 totaled $0.1 million in each period. At March 31, 2011 and December 31, 2010, accounts receivable from Biomet aggregated $0.1 million at each date.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.1 million in fees in connection with this agreement for the three months ended March 31, 2011 and 2010, respectively.

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

The following tables provide a summary of the financial assets and liabilities recorded at fair value at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 determined using
	Total Carrying Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$449	$—	$—	$449

		Fair Value Measurements at December 31, 2010 determined using
	Total Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$448	$—	$—	$448

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 2011 and December 31, 2010 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At March 31, 2011 and December 21, 2010, the fair value of the Senior Secured Notes due 2017, based on a quoted market price , was approximately 106.5% or $426 million and 103% or $412 million, respectively, compared to the carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. At March 31, 2011 and December 31, 2010, the carrying amount of this debt was consistent with the fair value based on active trades in the secondary market.

11.	Contingencies

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

12.	Comprehensive loss

Comprehensive loss represents net loss plus or minus any changes in stockholder’s equity related to currency translation adjustments. For the three months ended March 31, 2011 and 2010, the Company recorded a comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(8,171)	$(7,819)
Cumulative translation adjustments	2,405	(2,079)

Comprehensive loss	$(5,766)	$(9,898)

13.	Environmental matters

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for Trichloroethylene (“TCE”) and other degreaser emissions. The EPA has agreed to reconsider the exemption. The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since the Company manufactures narrow tubes. As part of efforts to lower TCE emissions, the Company has begun to implement a process that will reduce the Company’s TCE emissions generated by its Collegeville facility. However, this process will not reduce TCE emissions to the levels required should a new standard become law.

At March 31, 2011 and December 31, 2010, the Company maintained reserves for environmental liabilities of approximately $1.8 million and $1.9 million, respectively of which the Company expects to pay $0.1 million during 2011.

14.	Supplemental guarantor condensed consolidating financial statements

In connection with the Company’s issuance of the Senior Secured Notes and Senior Subordinated Notes (refer to Note 4) (collectively the “Notes”), all of our domestic subsidiaries (the “Subsidiary Guarantors”) which are 100% owned, guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010 the unaudited condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,145	$9,184	$(440)	$129,889
Cost of sales (exclusive of amortization)	—	93,126	5,632	(440)	98,318
Selling, general and administrative expenses	22	13,300	790	—	14,112
Research and development expenses	—	490	257	—	747
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,757)	14,229	2,505	—	12,977
Interest expense, net	(17,221)	(28)	—	—	(17,249)
Other (expense) income, net	(1)	(161)	(1,772)	—	(1,934)
Equity in earnings of affiliates	12,808	400	—	(13,208)	—
Provision for income taxes	—	(1,632)	(333)	—	(1,965)

Net (loss) income	$(8,171)	$12,808	$400	$(13,208)	$(8,171)

Unaudited Consolidating Statements of Operations —

Three months ended March 31, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,892	$6,017	$(229)	$122,680
Cost of sales (exclusive of amortization)	—	86,533	4,101	(229)	90,405
Selling, general and administrative expenses	23	12,520	708	—	13,251
Research and development expenses	—	490	189	—	679
Amortization of intangible assets	3,735	—	—	—	3,735

(Loss) income from operations	(3,758)	17,349	1,019	—	14,610
Interest expense, net	(17,407)	(17)	—	—	(17,424)
Loss on debt extinguishment	(5,791)	—	—	—	(5,791)
Other (expense) income, net	910	99	1,258	—	2,267
Equity in earnings of affiliates	19,298	1,994	—	(21,292)	—
Provision for income taxes	(1,071)	(127)	(283)	—	(1,481)

Net (loss) income	$(7,819)	$19,298	$1,994	$(21,292)	$(7,819)

Unaudited Condensed Consolidating Balance Sheets

March 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$26,437	$3,594	$—	$30,031
Accounts receivable, net	—	54,897	4,420	(878)	58,439
Inventories	—	72,371	3,522	—	75,893
Prepaid expenses and other current assets	(3)	3,564	268	—	3,829

Total current assets	(3)	157,269	11,804	(878)	168,192
Property, plant and equipment, net	—	107,569	14,109	—	121,678
Intercompany receivables, net	—	228,949	21,934	(250,883)	—
Investment in subsidiaries	441,407	38,803	—	(480,210)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	160,891	—	—	—	160,891
Deferred financing costs and other assets, net	17,783	362	311	—	18,456

Total assets	$1,249,932	$532,952	$48,158	$(731,971)	$1,099,071

Current portion of long-term debt	$—	$21	$—	$—	$21
Accounts payable	—	24,168	1,880	(559)	25,489
Accrued expenses and other current liabilities	19,735	24,446	4,967	(4)	49,144

Total current liabilities	19,735	48,635	6,847	(563)	74,654
Long-term debt	953,883	10,062	—	(251,198)	712,747
Other long-term liabilities	1,325	32,848	2,508	—	36,681

Total liabilities	974,943	91,545	9,355	(251,761)	824,082
Equity	274,989	441,407	38,803	(480,210)	274,989

Total liabilities and equity	$1,249,932	$532,952	$48,158	$(731,971)	$1,099,071

Unaudited Condensed Consolidating Balance Sheets

December 31, 2010 (in thousands):

	Parent		Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash		$—	$38,392	$2,395	$—	$40,787
Accounts receivable, net		—	51,816	3,175	(980)	54,011
Inventories		—	63,028	3,000	—	66,028
Prepaid expenses and other current assets		2	2,537	111	—	2,650

Total current assets		2	155,773	8,681	(980)	163,476
Property, plant and equipment, net		—	107,655	13,382	—	121,037
Intercompany receivables, net		—	212,206	21,504	(233,710)	—
Investment in subsidiaries		426,194	36,197	—	(462,391)	—
Goodwill		629,854	—	—	—	629,854
Other intangible assets, net		164,626	—	—	—	164,626
Deferred financing costs and other assets, net		18,430	353	300	—	19,083

Total assets		$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Current portion of long-term debt	$		$9	$—	$—	$9
Accounts payable		55	22,784	1,596	(410)	24,025
Accrued expenses and other current liabilities		20,375	22,579	3,741	(13)	46,682

Total current liabilities		20,430	45,372	5,337	(423)	70,716
Long-term debt		936,877	10,065	—	(234,267)	712,675
Other long-term liabilities		1,291	30,553	2,333	—	34,177

Total liabilities		958,598	85,990	7,670	(234,690)	817,568
Equity		280,508	426,194	36,197	(462,391)	280,508

Total liabilities and equity		$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Unaudited Condensed Consolidating Statements of Cash Flows—

Three months ended March 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16,563)	$9,101	$2,460	$—	$(5,002)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,607)	(989)	—	(5,596)
Proceeds from the sale of property and equipment	—	11	—	—	11

Net cash used in investing activities	—	(4,596)	(989)	—	(5,585)

Cash flows from financing activities:
Principal payments on long-term debt		(6)	—	—	(6)
Intercompany (advances) receipts	16,932	(16,501)	(431)	—	—
Payment of deferred financing fees	(369)	—	—	—	(369)

Cash flows provided by (used in) financing activities	16,563	(16,507)	(431)	—	(375)

Effect of exchange rate changes	—	47	159	—	206

Net (decrease) increase in cash	—	(11,955)	1,199	—	(10,756)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$26,437	$3,594	$—	$30,031

Unaudited Consolidating Statements of Cash Flows— Three months ended March 31, 2010 (in thousands):
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,370)	$10,682	$1,402	$—	$9,714

Cash flows from investing activities:
Purchases of property and equipment	—	(3,451)	(356)	—	(3,807)
Proceeds from the sale of property and equipment	—	—	—	—	—

Net cash used in investing activities	—	(3,451)	(356)	—	(3,807)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Principal payments on long-term debt	(381,624)	(2)	—	—	(381,626)
Intercompany (advances) receipts	(1,756)	2,981	(1,225)	—	—
Payment of deferred financing fees	(11,646)	—	—	—	(11,646)

Cash flows provided by (used in) financing activities	2,370	2,979	(1,225)	—	4,124

Effect of exchange rate changes	—	(50)	(107)	—	(157)

Net increase (decrease) in cash	—	10,160	(286)	—	9,874
Cash, beginning of period	—	31,739	2,046	—	33,785

Cash, end of period	$—	$41,899	$1,760	$—	$43,659

15.	Changes in Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2011:

	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2011	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508
Comprehensive loss:
Net loss		—	—	—	(8,171)	(8,171)
Cumulative translation adjustment		—	—	2,405	—	2,405

Total comprehensive loss						(5,766)

Stock-based compensation		—	247	—	—	247

Balance at March 31, 2011	1,000	$—	$637,537	$963	$(363,511)	$274,989

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 25, 2011 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2010. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

During the three months ended March 31, 2011 and 2010, our 10 largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of consolidated net sales during the three months ended March 31, 2011 and 2010. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales were as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
Customer A	17%	21%
Customer B	15%	15%
Customer C	12%	10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, presented as a percentage of net sales.

	Three Months Ended
	March 31, 2011	March 31, 2010
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	75.7	73.7

Gross profit	24.3	26.3
Selling, general and administrative expenses	10.8	10.8
Research and development expenses	0.6	0.6
Amortization of intangibles	2.9	3.0

Income from Operations	10.0%	11.9%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales

Net sales for the three months ended March 31, 2011 were $129.9 million, an increase of $7.2 million, or 5.9%, compared to net sales of $122.7 million for the three months ended March 31, 2010. Net sales were impacted by increased sales volume totaling $4.9 million, net of price decreases of $1.7 million, and $2.3 million related to increased sales of platinum resulting primarily from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of goods sold and gross profit

Cost of goods sold was $98.3 million for the three months ended March 31, 2011 compared to $90.4 million for the three months ended March 31, 2010, an increase of $7.9 million, or 8.7%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. The increase in cost of goods sold is primarily attributable to increased material costs resulting from the sales increase related to platinum, of approximately $2.3 million, increases in material costs related to increased new product introduction sales that generally have a higher material content, of approximately $1.4 million, increases in metal costs, of approximately $0.7 million, increased variable labor costs resulting primarily from wage inflation, of approximately $2.4 million, and lower productivity, of approximately $0.6 million, lower leverage of our fixed costs, of approximately $1.9 million, all of which were offset by lower costs for manufacturing supplies, of approximately $1.4 million.

Gross profit was $31.6 million, or 24.3% of net sales, for the three months ended March 31, 2011 compared to $32.3 million, or 26.3% of net sales for the three months ended March 31, 2010. As a percent of sales, gross profit declined 2.0% during the three months ended March 31, 2011, compared to March 31, 2010 primarily due to the increase in platinum sales and lower leverage of our fixed cost infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $14.1 million for the three months ended March 31, 2011 compared to $13.3 million for the three months ended March 31, 2010. The $0.8 million increase in SG&A expenses was primarily attributable to increased labor and sales commission costs totaling approximately $0.6 million and $0.2 million, respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 and 2010 were $0.7 million. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies.

Interest Expense, net

Interest expense, net, decreased $0.2 million to $17.2 million for the three months ended March 31, 2011, compared to $17.4 million for the three months ended March 31, 2010. The decrease was attributable to lower non-cash interest expense resulting from the refinancing of the Company’s term debt in January 2010.

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

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the three months ended March 31, 2011, we realized no gain or loss on derivative instruments compared to a $0.9 million gain on our derivative instruments during the three months ended March 31, 2010. In addition, we recorded a currency exchange loss of approximately $2.0 million during the three months ended March 31, 2011 compared to a gain of approximately $1.3 million during the three months ended March 31, 2010. This difference is due to larger changes in foreign currency exchange rates during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 was $2.0 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.3 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2010 was $1.5 and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.8 million in state and foreign income taxes. The increase in deferred income tax expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is attributable to increases in estimated state taxes resulting from higher taxable income in certain states and increased profits in the Company’s foreign subsidiaries during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At March 31, 2011, we had $12.2 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of March 31, 2011, our total indebtedness amounted to $715.0 million.

Cash (used in) provided by operations was $(5.0) million during the three months ended March 31, 2011, compared to $9.7 million during the three months ended March 31, 2010. The decrease in cash provided by operating activities of $14.7 million is primarily attributable to working capital investments and increased cash paid for interest during 2011.

Cash used in investing activities was $5.6 million during the three months ended March 31, 2011 compared to $3.8 million during the three months ended March 31, 2010. The increase in cash used for investing activities of $1.8 million is attributable to higher capital asset acquisitions primarily related to our expansion in Malaysia during the three months ended March 31, 2011.

During the three months ended March 31, 2011, cash used in financing activities was $(0.4) million compared to cash provided by financing activities of $4.1 million during the three months ended March 31, 2010. During the three months ended March 31, 2011 we paid approximately $0.4 million of deferred financing costs related to its refinancing of transactions in 2010. During the three months ended March 31, 2010 we generated approximately $4.1 million from the refinancing of our term debt.

Our planned capital expenditures for 2011 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of March 31, 2011, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2011, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at March 31, 2011 includes $1.7 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at March 31, 2011.

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

Indebtedness.

At March 31, 2011, our aggregate debt was approximately $715.0 million substantially all of which was due in 2017. Our debt at March 31, 2011 consisted of our Senior Secured Notes bearing interest at 8.375% and our 10% Senior Subordinated 2017 Notes. In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $31.2 million at March 31, 2011. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010.

ABL Revolver

In January 2010 in connection with the Refinancing, the Company entered into its ABL Revolver pursuant to a credit agreement among the Company, a syndicate of financial institutions, and certain institutional lenders.

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

Senior Notes

8  3/8% Senior Secured Notes due 2017

In January 2010, the Company issued $400 million aggregate principal amount of its 2017 Senior Secured Notes to refinance the term loan outstanding under its then existing credit facility.

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

EBITDA represents net loss income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are defined in the indentures governing the Senior Subordinated Notes, our Senior Secured Notes and our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide additional information to investors regarding certain thresholds based on Adjusted EBITDA that we may be required to meet in certain cases that are included in the indentures governing the Senior Subordinated Notes, our Senior Secured Notes or our ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

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

The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2010
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(8,171)	$(7,819)
Interest expense, net	17,249	17,424
Provision for income taxes	1,965	1,481
Depreciation and amortization	9,441	9,345

EBITDA	$20,484	$20,431

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2010
EBITDA	$20,484	$20,431

Adjustments:
Stock-based compensation - employees	248	16
Stock-based compensation - non-employees	23	24
Employee severance and relocation	335	305
Executive recruiting costs	221	—
Plant closure costs	—	18
Currency transaction loss (gain)	2,020	(1,300)
Change in fair value of derivative instruments	—	(909)
Other taxes	190	41
Loss on debt extinguishment	—	5,791
Management fees to stockholder	319	304

Adjusted EBITDA	$23,840	$24,721

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Adjusted EBITDA	$23,840	$24,721
Net changes in operating assets and liabilities	(8,002)	2,571
Interest expense, net	(17,249)	(17,424)
Cash payment of restructuring charges	—	(1,009)
Cash paid for taxes	(52)	(149)
Other items, net	(3,539)	1,004

Net cash (used in) provided by operating activities	$(5,002)	$9,714

Net cash used in investing activities	$(5,585)	$(3,807)

Net cash (used in) provided by financing activities	$(375)	$4,124

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2011 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$601,000	$33,500	$67,000	$67,000	$433,500
Senior Subordinated Notes (1)	535,500	39,375	63,000	63,000	370,125
Capital leases (1)	49	25	15	9	—
Operating leases	24,077	5,999	9,236	5,331	3,511
Purchase obligations (2)	58,908	58,908	—	—	—
Other obligations (3)	34,066	495	700	970	31,901

Total	$1,253,600	$138,302	$139,951	$136,310	$839,037

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.4 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $1.9 million, accrued compensation and pension benefits of $4.5 million, deferred income taxes of $25.7 million and other obligations of $0.8 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Valuation of goodwill, trade names and trademarks;

•	Valuation of long-lived assets;

•	Self Insurance reserves;

•	Environmental reserves;

•	Share Based Payments; and

•	Income Taxes

During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of the market risks we encounter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: We are in the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the first three months of 2011 modified our existing controls at one manufacturing location as they migrated to the Oracle ERP system.

There have been no additional changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2011.

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

Accellent Inc.

May 16, 2011	By:	/s/ Donald J. Spence
Donald J. Spence
Executive Chairman and Acting Chief Executive Officer

Accellent Inc.

May 16, 2011	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.