Form 10-Q
period 2011-06-30
ACCELLENT INC
filed 2011-08-15
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2010 and June 30, 2011

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash	$40,787	$20,955
Accounts receivable, net of allowances of $2,002 and $2,186 as of December 31, 2010 and June 30, 2011, respectively	54,011	63,583
Inventory	66,028	79,123
Prepaid expenses and other current assets	2,650	4,862

Total current assets	163,476	168,523

Property, plant and equipment, net	121,037	127,635
Goodwill	629,854	629,854
Other intangible assets, net	164,626	157,156
Deferred financing costs and other assets, net	19,083	17,805

Total assets	$1,098,076	$1,100,973

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$9	$21
Accounts payable	24,025	26,053
Accrued payroll and benefits	9,102	10,932
Accrued interest	19,787	19,940
Accrued expenses and other current liabilities	17,793	16,589

Total current liabilities	70,716	73,535

Long-term debt	712,675	712,816
Other liabilities	34,177	37,482

Total liabilities	817,568	823,833

Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Additional paid-in capital	637,290	637,887
Accumulated other comprehensive (loss) income	(1,442)	1,753
Accumulated deficit	(355,340)	(362,500)

Total stockholder’s equity	280,508	277,140

Total liabilities and stockholder’s equity	$1,098,076	$1,100,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2011

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Net sales	$127,097	$142,793	$249,777	$272,681
Cost of sales (exclusive of amortization)	89,769	104,301	180,175	202,618

Gross profit	37,328	38,492	69,602	70,063

Operating expenses:
Selling, general and administrative expenses	14,101	14,549	27,352	28,661
Research and development expenses	678	733	1,356	1,479
Amortization of intangible assets	3,735	3,735	7,470	7,470
(Gain) loss on disposal of property and equipment	(13)	47	(13)	47

Total operating expenses	18,501	19,064	36,165	37,657

Income from operations	18,827	19,428	33,437	32,406

Other (expense) income, net:
Interest expense, net	(18,859)	(17,179)	(36,283)	(34,428)
Loss on debt extinguishment	(215)	—	(6,005)	—
Other income (expense), net	3,229	(715)	5,495	(2,650)

Total other (expense) income, net	(15,845)	(17,894)	(36,793)	(37,078)

Income (loss) before income taxes	2,982	1,534	(3,356)	(4,672)

Provision for income taxes	1,193	523	2,674	2,488

Net income (loss)	$1,789	$1,011	$(6,030)	$(7,160)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2011

(in thousands)

	June 30, 2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(6,030)	$(7,160)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,629	19,047
Amortization of debt discounts and non-cash interest accrued	1,924	1,449
Provision of allowance for bad debts	(27)	—
Change in fair value of derivative instruments	(2,286)	—
(Gain) loss on disposal of property and equipment	(13)	47
Deferred income tax expense	1,472	2,979
Non-cash compensation expense	289	535
Loss on debt extinguishment	6,005	—

Changes in operating assets and liabilities:
Accounts receivable	(9,806)	(9,199)
Inventory	(9,158)	(12,806)
Prepaid expenses and other current assets	196	(2,211)
Accounts payable, accrued expenses and other operating liabilities	15,118	4,301

Net cash provided by (used in) operating activities	16,313	(3,018)

Cash flows from investing activities:
Capital expenditures	(10,177)	(16,773)
Proceeds from sale of property and equipment	21	163

Net cash used in investing activities	(10,156)	(16,610)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—
Repayments of long-term debt and capital lease obligations	(391,603)	(12)
Proceeds from sale of parent company stock	600	—
Proceeds from exercise of options in parent company stock	82	16
Payment of debt issuance costs	(11,839)	(498)

Net cash used in financing activities	(5,364)	(494)

Effect of exchange rate changes	(358)	290

Net increase (decrease) in cash	435	(19,832)
Cash, beginning of period	33,785	40,787

Cash, end of period	$34,220	$20,955

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,229	$32,828
Cash paid for income taxes	$557	$1,132

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,122	$1,727
Deferred financing fees unpaid and included in accounts payable and accrued expenses	$146	$72
Non-cash exercise of employee stock options in parent company stock	$123	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

1. Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

There have been no significant changes in the application of the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management has evaluated the events and transactions through the date the financial statements were issued and determined that there were no subsequent events that require adjustment to or disclosure in the financial statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. The new guidance is to be adopted retrospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-05 will have a material effect on its financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption does not have a material effect on the Company’s financial statements.

Customer Concentration

During the three months ended June 30, 2010 and 2011, the Company’s ten largest customers accounted for approximately 64% and 66% of the Company’s consolidated net sales, respectively.

During the six months ended June 30, 2010 and 2011, the Company’s ten largest customers accounted for approximately 65% and 66% of the Company’s consolidated net sales, respectively.

The actual percentages of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Customer A	18%	16%	19%	17%
Customer B	16%	17%	16%	16%
Customer C	* %	10%	* %	11%

*	Less than 10%

At June 30, 2011, Customers A and B comprised approximately 12% and 13%, respectively, of accounts receivable, net. At December 31, 2010, Customers A and B each comprised approximately 11% of accounts receivable, net.

2. Inventory

Inventory consisted of the following at December 31, 2010 and June 30, 2011 (in thousands):

	December 31, 2010	June 30, 2011
Raw materials	$16,563	$19,046
Work-in-process	29,439	35,753
Finished goods	20,026	24,324

Total	$66,028	$79,123

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

The Company has elected October 31st as its annual impairment assessment date for goodwill and its indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the three and six months ended June 30, 2010 and 2011.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2010 and 2011, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Cost of sales	$497	$497	$994	$994
Selling, general and administrative	3,238	3,238	6,476	6,476

Total	$3,735	$3,735	$7,470	$7,470

Intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,198)	$6,793
Customer contracts and relationships	197,575	(69,142)	128,433
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(79,340)	$164,626

Intangible assets consisted of the following at June 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(11,192)	$5,799
Customer contracts and relationships	197,575	(75,618)	121,957
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(86,810)	$157,156

Estimated intangible asset amortization expense for the remainder of 2011 will be approximately $7.5 million. The estimated annual intangible asset amortization expense in each of 2012 and 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2010 and June 30, 2011, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows (years):

	Remaining weighted - average amortization period (years)
Finite lived intangible asset	December 31, 2010	June 30, 2011
Developed technology and know how	3.4	2.9
Customer contracts and relationships	9.9	9.4
Total finite lived intangible asset	9.6	9.1

4. Long-term debt

Long-term debt consisted of the following at December 31, 2010 and June 30, 2011 (in thousands):

	December 31, 2010	June 30, 2011
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	33	37

Total debt	715,033	715,037
Less—unamortized discount	(2,349)	(2,200)
Less—current portion	(9)	(21)

Long term debt, excluding current portion	$712,675	$712,816

In January 2010, the Company repaid the entire balance then outstanding of its term loan totaling $381.6 million plus accrued interest with proceeds received from a $400 million sale of Senior Secured Notes (the “Senior Secured Notes”) (the “Refinancing”). As part of the Refinancing, the Company terminated its revolving credit facility and replaced it with a new senior secured asset-based revolving credit facility (the “ABL Revolver”). In connection with the Refinancing, the Company wrote off existing deferred financing costs, paid premiums and certain other fees to holders of the refinanced old obligations resulting in a loss on the extinguishment of these old obligations of approximately $5.8 million.

In June 2010, the Company purchased $10.0 million par value of its Senior Subordinated Notes at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million dollars. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation, the Company incurred a loss on debt extinguishment of approximately $0.2 million which is included within “other (expense) income” in the accompanying unaudited condensed consolidated statements of operations.

The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at June 30, 2011.

Senior Secured Notes and Revolving Credit Facility

The Senior Secured Notes bear interest at 8.375% per annum and mature on February 1, 2017. Interest is payable semi-annually on August 1 and February 1. Prior to February 1, 2013, the Company may redeem the Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. Additionally, during any 12-month period commencing on the issue date, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem any of the Senior Secured Notes at any time on or after February 1, 2013, in whole or in part, at the redemption prices specified in the indenture under which the Senior Secured Notes were issued plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to February 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of certain equity offerings, provided at least

65% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after such redemption. Upon a change of control, the Company would be required to offer to purchase all of the outstanding Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

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

Under the ABL Revolver, if the Company’s borrowing availability falls below 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 5 consecutive business days, the Company will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1 until the first day thereafter on which excess availability has been greater than 15% of the lesser of (i) the commitment amount and (ii) the borrowing base for 30 consecutive days. A breach of any of these restrictions or failure to satisfy the fixed charge coverage ratio requirement, should the Company be in such a scenario, could result in an event of default under the credit agreement that governs the ABL Revolver and indentures that govern the Senior Secured Notes and the 2017 Subordinated Notes described below, in which case all amounts outstanding could become immediately due and payable.

At June 30, 2011, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $39.0 million, after giving effect to outstanding letters of credit totaling $12.2 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

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

The Senior Subordinated Notes are subject to certain restrictions. The Company’s obligations under the Senior Subordinated Notes are jointly and severally guaranteed on a senior subordinated basis by all of the Company’s domestic restricted subsidiaries.

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

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company had used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which related to the effective portion of the hedge were recorded in accumulated other comprehensive (loss) income and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap which related to the ineffective portion of the interest rate swap were recorded in other (expense) income, net. On February 27, 2010, the notional amount of the Company’s swap contract decreased to $125.0 million and the swap contract expired on November 27, 2010. The Company was receiving variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and was obligated to pay fixed interest rate payments at 4.85% during the term of the contract.

At September 30, 2009, the Company determined that hedge accounting was no longer appropriate, as the hedged forecasted cash flow transactions were no longer probable of occurring due to the anticipation of the refinancing of the underlying debt which occurred in January 2010.

The Company did not have any derivative instruments at December 31, 2010 and June 30, 2011.

The following table summarizes the change in the Company’s liability for its interest rate swap contract for the three and six months ended June 30, 2010 (in thousands):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Liability balance at beginning of period	$3,602	$4,511
Cash paid to settle derivative liabilities	(1,452)	(3,270)
Unrealized gain included in other (expense) income, net	75	984

Liability balance at June 30	$2,225	$2,225

Cash paid to settle the derivative liability has been reported as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010.

The following table summarizes the activity related to the Company’s derivative instruments during the periods they were not designated as hedging instruments during the three and six months ended June 30, 2010 (in thousands):

Derivative Instrument	Location of gain recognized in statement of operations on derivative instrument	Amount of gain recognized in earnings
		Three months ended June 30, 2010	Six months ended June 30, 2010

Interest rate swap contracts	Other (expense) income, net	$1,377	$2,286

6. Restructuring

The following table summarizes the amounts recorded related to restructuring activities for the six months ended June 30, 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2010	$1,525	$72	$1,597
Payments	(1,318)	—	(1,318)

Balance at June 30, 2010	$207	$72	$279

All previously taken restructuring actions were completed as of December 31, 2010. The Company had no amounts related to restructuring actions as of June 30, 2011.

7. Stock-based compensation

Employee stock-based compensation

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance-Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the indenture governing the Company’s senior secured notes, measured each calendar year. The vesting requirements for Performance-Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, in connection with the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of its Predecessor entities for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.

The table below summarizes the activity relating to the Roll-Over options during the three and six months ended June 30, 2010 and 2011:

	Three months ended				Six months ended
	June 30, 2010		June 30, 2011		June 30, 2010		June 30, 2011
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at beginning of period	$1,024	576,390	$449	250,049	$1,024	576,390	$448	250,049
Shares exercised	(385)	(220,099)	(23)	(12,995)	(385)	(220,099)	(23)	(12,995)
Shares forfeited	—	—	(61)	(35,237)	—	—	(61)	(35,237)
Change in fair value	(2)	—	(7)	—	(2)	—	(6)	—

Balance at end of period	$637	356,291	$358	201,817	$637	356,291	$358	201,817

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the

Black-Scholes option valuation model. For Roll-Over options, the Company estimates its fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of June 30, 2011 to determine the fair value of the Roll-Over options:

June 30, 2011
Expected term to exercise	2.0 years
Expected volatility	27.2%
Risk-free rate	0.63%
Dividend yield	0.0%

During the three and six months ended June 30, 2011, the Company granted stock options to employees to purchase 155,000 shares, and 320,000 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the three and six months ended June 30, 2011, 77,500 and 160,000, respectively, related to Performance-Based awards. All stock options granted during the three and six months ended June 30, 2011 had a weighted-average grant date fair value of $3.00 per share.

The following tables summarize the classification of stock-based compensation as reflected in the unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and six months ended June 30, 2010 and 2011:

Classification of expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Cost of sales	$28	$26	$71	$54
Selling, general and administrative	201	216	173	436

Total	$229	$242	$244	$490

Stock-based compensation by type of award (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Time-based vesting options	$109	$227	$19	$452
Performance-based vesting options	94	—	171	—
Restricted stock awards	28	22	56	44
Roll-over options	(2)	(7)	(2)	(6)

Total expense	$229	$242	$244	$490

At June 30, 2011, the Company determined that attainment of certain of the 2011 targets necessary for Performance-Based options to vest is not probable. Accordingly, we have not recorded stock-based compensation expense for Performance-Based options during the three and six months ended June 30, 2011. At June 30, 2010, the Company determined that attainment of certain of the 2010 targets necessary for Performance-Based options to vest was likely to be achieved. Accordingly, $0.1 million and $0.2 million of expense related to Performance-Based options was recorded during the three and six months ended June 30, 2010, respectively.

The total unvested Performance-Based options and their aggregate fair values were 2,900,493 and 3,570,271 and $3.4 million and $4.2 million at June 30, 2010 and 2011, respectively. The total unvested Time-Based options and their aggregate fair values were 2,343,421 and 2,629,000 and $2.6 million and $2.9 million at June 30, 2010 and 2011, respectively. The total unvested shares of Restricted Stock awards and their aggregate fair value are 91,333 and 58,667 and $0.3 million and $0.2 million at June 30, 2010 and 2011, respectively.

Non-employee stock-based compensation During each of the three and six months ended June 30, 2010 and 2011, the Company recognized approximately $22,000 and $45,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in other liabilities in the unaudited condensed consolidated balance sheets.

8. Income taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income as well as current taxes attributable to the states and foreign jurisdictions in which the Company is required to pay income taxes. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be offset by foreign tax credits.

Income tax expense for the three and six months ended June 30, 2010 was $1.2 million and $2.7 million and included $0.7 million and $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million and $1.2 million in state and foreign income taxes.

Income tax expense for the three and six months ended June 30, 2011 was $0.5 million and $2.5 million and included $0.8 million and $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $(0.3) million and $1.0 million in state and foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance to those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $26.1 million and $29.0 million of net deferred tax liabilities included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2010 and June 30, 2011, respectively, relating to goodwill basis differences.

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

9. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and six months ended June 30, 2010, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2011, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. As of December 31, 2010 and June 30, 2011, the Company owed KKR $1.2 million and $0.3 million, respectively, for unpaid management fees which are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity that provides consulting services to KKR and its affiliated funds’ portfolio companies. During the three and six months ended June 30, 2010, the Company incurred consulting fees and related expenses of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2011, the Company incurred consulting fees and related expenses of $0.1 million and $0.2 million, respectively. At December 31, 2010 and June 30, 2011, the Company owed Capstone $0.3 million and $0.3 million, respectively.

In addition to the above, funds or accounts managed by KKR Asset Management LLC (“KAM”), an affiliate of KKR, or KAM’s subsidiaries, owned approximately $37.0 million principal amount of the Company’s Senior Secured Notes and approximately $12.1 million principal amount of the Company’s 2017 Subordinated Notes at June 30, 2011. Funds or accounts managed by KAM owned approximately $15 million principal amount of the Company’s Senior Secured Notes and approximately $36 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2010.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2010 totaled $0.1 million and $0.3 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2011 totaled $0.1 million and $0.2 million, respectively. At December 31, 2010 and June 30, 2011, accounts receivable from Biomet aggregated $0.1 million and $0.1 million, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.2 million in fees in connection with this agreement for each of the three and six month periods ended June 30, 2010 and 2011, respectively.

10. Fair value measurements

The Company determines fair value utilizing a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. In general, fair values determined using Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined using Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar assets and liabilities. Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value is included in Note 7.

The following tables provide a summary of financial assets and liabilities recorded at fair value at December 31, 2010 and June 30, 2011:

		Fair Value Measurements at December 31, 2010 determined using
	Total Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$448	$—	$—	$448

		Fair Value Measurements at June 30, 2011 determined using
	Total Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$358	—	—	$358

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2010 and June 30, 2011 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At December 31, 2010 and June 30, 2011, the fair value of the Senior Secured Notes due 2017, based on a quoted market price, was approximately 103% or $412 million compared to their carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. At December 31, 2010, the carrying amount of this debt was consistent with the fair value based on active trades in a secondary market. At June 30, 2011, the fair value of the Senior Subordinated Notes due 2017, based on a quoted market price, was approximately 99% or $312 million compared to their carrying value of $315 million.

11. Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Product liability claims or product recalls with respect to the Company’s components or the end-products of the Company’s customers into which the Company’s components are incorporated, could require the Company to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair the Company’s earnings and the Company’s financial condition. There is no recall or litigation pending or, to the knowledge of the Company, threatened, that the Company expects to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

12. Comprehensive income (loss)

Comprehensive income (loss) represents net (loss) income, plus or minus any changes in stockholder’s equity related to currency translation adjustments and changes in the carrying value of the effective portion of interest rate hedging instruments. For the three and six months ended June 30, 2010 and 2011, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Net (loss) income	$1,789	$1,011	$(6,030)	$(7,160)
Cumulative translation adjustments	(3,063)	789	(5,142)	3,195

Comprehensive income (loss)	$(1,274)	$1,800	$(11,172)	$(3,965)

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

At December 31, 2010 and June 30, 2011, the Company maintained reserves for environmental liabilities of approximately $1.9 million and $1.8 million, respectively of which the Company expects to pay $0.1 million during 2011.

14. Supplemental guarantor condensed consolidating financial statements

All of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”), guarantee on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of its Senior Secured Notes and Senior Subordinated Notes (collectively the “Notes”). Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2011, the unaudited condensed consolidating balance sheets as of December 31, 2010 and June 30, 2011, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2011, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,192	$6,104	$(199)	$127,097
Cost of sales (exclusive of amortization)	—	86,048	3,920	(199)	89,769
Selling, general and administrative expenses	23	13,397	681	—	14,101
Research and development expenses	—	487	191	—	678
Amortization of intangible assets	3,735	—	—	—	3,735
Gain on disposal of property and equipment	—	(13)	—	—	(13)

(Loss) income from operations	(3,758)	21,273	1,312	—	18,827
Interest expense, net	(18,839)	(20)	—	—	(18,859)
Loss on debt extinguishment	(215)	—	—	—	(215)
Other (expense) income, net	1,377	(210)	2,062	—	3,229
Equity in earnings (losses) of affiliates	23,224	3,028	—	(26,252)	—
Provision for income taxes	—	(847)	(346)	—	(1,193)

Net income (loss)	$1,789	$23,224	$3,028	$(26,252)	$1,789

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133,572	$9,724	$(503)	$142,793
Cost of sales (exclusive of amortization)	—	98,394	6,448	(541)	104,301
Selling, general and administrative expenses	23	13,601	925	—	14,549
Research and development expenses	—	456	277	—	733
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	47	—	—	47

(Loss) income from operations	(3,758)	21,074	2,074	38	19,428
Interest expense, net	(17,159)	(22)	2	—	(17,179)
Other (expense) income, net	—	(167)	(510)	(38)	(715)
Equity in earnings (losses) of affiliates	21,928	1,163	—	(23,091)	—
Provision for income taxes	—	(120)	(403)	—	(523)

Net income (loss)	$1,011	$21,928	$1,163	$(23,091)	$1,011

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$238,085	$12,120	$(428)	$249,777
Cost of sales (exclusive of amortization)	—	172,582	8,021	(428)	180,175
Selling, general and administrative expenses	45	25,917	1,390	—	27,352
Research and development expenses	—	977	379	—	1,356
Amortization of intangible assets	7,470	—	—	—	7,470
Gain on disposal of property and equipment	—	(13)	—	—	(13)

(Loss) income from operations	(7,515)	38,622	2,330	—	33,437
Interest expense, net	(36,248)	(36)	1	—	(36,283)
Loss on debt extinguishment	(6,005)	—	—	—	(6,005)
Other (expense) income, net	2,285	(111)	3,321	—	5,495
Equity in earnings of affiliates	41,453	5,023	—	(46,476)	—
Provision for income taxes	—	(2,045)	(629)	—	(2,674)

Net (loss) income	$(6,030)	$41,453	$5,023	$(46,476)	$(6,030)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$254,717	$18,908	$(944)	$272,681
Cost of sales (exclusive of amortization)	—	191,520	12,080	(982)	202,618
Selling, general and administrative expenses	45	26,900	1,716	—	28,661
Research and development expenses	—	946	533	—	1,479
Amortization of intangible assets	7,470	—	—	—	7,470
Loss on disposal of property and equipment	—	47	—	—	47

(Loss) income from operations	(7,515)	35,304	4,579	38	32,406
Interest (expense) income, net	(34,381)	(49)	2	—	(34,428)
Other (expense) income, net	—	(330)	(2,282)	(38)	(2,650)
Equity in earnings of affiliates	34,736	1,563	—	(36,299)	—
Provision for income taxes	—	(1,752)	(736)	—	(2,488)

Net (loss) income	$(7,160)	$34,736	$1,563	$(36,299)	$(7,160)

Unaudited Condensed Consolidating Balance Sheets

December 31, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$38,392	$2,395	$—	$40,787
Accounts receivable, net	—	51,816	3,175	(980)	54,011
Inventory	—	63,028	3,000	—	66,028
Prepaid expenses and other current assets	2	2,537	111	—	2,650

Total current assets	2	155,773	8,681	(980)	163,476
Property, plant and equipment, net	—	107,655	13,382	—	121,037
Intercompany receivables, net	—	212,206	21,504	(233,710)	—
Investment in subsidiaries	426,194	36,197	—	(462,391)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	164,626	—	—	—	164,626
Deferred financing costs and other assets, net	18,430	353	300	—	19,083

Total assets	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Current portion of long-term debt	$—	$9	$—	$—	$9
Accounts payable	55	22,784	1,596	(410)	24,025
Accrued expenses and other current liabilities	20,375	22,579	3,741	(13)	46,682

Total current liabilities	20,430	45,372	5,337	(423)	70,716
Long-term debt	936,877	10,065	—	(234,267)	712,675
Other liabilities	1,291	30,553	2,333	—	34,177

Total liabilities	958,598	85,990	7,670	(234,690)	817,568
Equity	280,508	426,194	36,197	(462,391)	280,508

Total liabilities and equity	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Unaudited Condensed Consolidating Balance Sheets

June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$17,541	$3,414	$—	$20,955
Accounts receivable, net	—	59,485	5,007	(909)	63,583
Inventory	—	75,196	3,927	—	79,123
Prepaid expenses and other current assets	17	4,541	304	—	4,862

Total current assets	17	156,763	12,652	(909)	168,523
Property, plant and equipment, net	—	111,201	16,434	—	127,635
Intercompany receivables. Net	—	244,920	21,670	(266,590)	—
Investment in subsidiaries	464,123	40,763	—	(504,886)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	157,156	—	—	—	157,156
Deferred financing costs and other assets, net	17,129	361	315	—	17,805

Total assets	$1,268,279	$554,008	$51,071	$(772,385)	$1,100,973

Current portion of long-term debt	$—	$21	$—	$—	$21
Accounts payable	11	24,579	1,944	(481)	26,053
Accrued expenses and other current liabilities	20,056	21,590	5,805	10	47,461

Total current liabilities	20,067	46,190	7,749	(471)	73,535
Long-term debt	969,818	10,056	(30)	(267,028)	712,816
Other liabilities	1,254	33,639	2,589	—	37,482

Total liabilities	991,139	89,885	10,308	(267,499)	823,833
Equity	277,140	464,123	40,763	(504,886)	277,140

Total liabilities and equity	$1,268,279	$554,008	$51,071	$(772,385)	$1,100,973

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,887)	$34,172	$3,028	$—	$16,313

Cash flows from investing activities:

Capital expenditures	—	(9,621)	(556)	—	(10,177)
Proceeds from sale of property and equipment	—	21	—	—	21

Net cash used in investing activities	—	(9,600)	(556)	—	(10,156)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Repayments of long-term debt and capital lease obligations	(391,599)	(4)	—	—	(391,603)
Intercompany receipts (advances)	26,247	(23,803)	(2,444)	—	—
Proceeds from sale of parent company stock	600	—	—	—	600
Proceeds from exercise of options in parent company stock	82	—	—	—	82
Payment of debt issuance costs	(11,839)	—	—	—	(11,839)

Cash flows provided by (used in) financing activities	20,887	(23,807)	(2,444)	—	(5,364)

Effect of exchange rate changes in cash	—	(44)	(314)	—	(358)

Net increase (decrease) in cash	—	721	(286)	—	435
Cash, beginning of period	—	31,739	2,046	—	33,785

Cash, end of period	$—	$32,460	$1,760	$—	$34,220

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,295)	$24,650	$4,627	$—	$(3,018)

Cash flows from investing activities:
Capital expenditures	—	(13,118)	(3,655)	—	(16,773)
Proceeds from sale of property and equipment	—	163	—	—	163

Net cash used in investing activities	—	(12,955)	(3,655)	—	(16,610)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(12)	—	—	(12)
Intercompany receipts (advances)	32,792	(32,597)	(195)	—	—
Proceeds from exercise of options in parent company stock	—	16	—	—	16
Payment of debt issuance costs	(498)	—	—	—	(498)

Cash flows provided by (used in) financing activities	32,294	(32,593)	(195)	—	(494)

Effect of exchange rate changes in cash	—	47	243	—	290

Net (decrease) increase in cash	—	(20,851)	1,020	—	(19,832)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$17,541	$3,415	$—	$20,955

15. Changes in Stockholder’s Equity

The following table summarizes the changes in stockholder’s equity during the six months ended June 30, 2011:

	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Stockholder’s Equity

Balance, January 1, 2011	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508
Comprehensive loss:
Net loss	—	—	—	—	(7,160)	(7,160)

Cumulative translation adjustment	—	—	—	3,195	—	3,195

Total comprehensive loss						$(3,965)

Forfeiture of employee stock options	—	—	62	—	—	62
Exercise of employee stock options	—	—	39	—	—	39
Stock-based compensation	—	—	496	—	—	496

Balance, June 30, 2011	1,000	$—	$637,887	$1,753	$(362,500)	$277,140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended June 30, 2010 and 2011, our 10 largest customers accounted for approximately 64% and 66% of our consolidated net sales, respectively. During the six months ended June 30, 2010 and 2011, our 10 largest customers accounted for approximately 65% and 66% of our consolidated net sales, respectively. Two customers each accounted for 10% or more of consolidated net sales during the three and six months ended June 30, 2010. Three customers each accounted for 10% or more of consolidated net sales during the three and six months ended June 30, 2011. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Customer A	18%	16%	19%	17%
Customer B	16%	17%	16%	16%
Customer C	* %	10%	* %	11%

*	Less than 10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2011, presented as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	73.0	72.1	74.3

Gross profit	29.4	27.0	27.9	25.7

Selling, general and administrative expenses	11.1	10.2	11.0	10.5
Research and development expenses	0.5	0.5	0.5	0.5
Amortization of intangible assets	3.0	2.7	3.0	2.8

Income from operations	14.8%	13.6%	13.4%	11.9%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales

Net sales for the three months ended June 30, 2011 were $142.8 million, an increase of $15.7 million, or 12.3%, compared to net sales of $127.1 million for the three months ended June 30, 2010. The increase in net sales was due primarily to higher sales volume of approximately $12.5 million, net of price decreases totaling $1.3 million, and approximately $3.2 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $104.3 million for the three months ended June 30, 2011 compared to $89.8 million for the three months ended June 30, 2010, an increase of $14.5 million, or 16.1%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. The increase in cost of goods sold is primarily attributable to increased material costs resulting from the sales increase related to platinum of approximately $3.2 million, increases in material costs primarily related to the increase in net sales of approximately $3.7 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content, of approximately $1.7 million, increased variable labor costs resulting primarily from wage inflation of approximately $2.7 million, and increased manufacturing overhead costs associated with the increase in sales volume of approximately $3.3 million, all of which were offset by lower variable manufacturing expenses of approximately $0.1 million.

Gross profit was $38.5 million, or 27.0% of net sales, for the three months ended June 30, 2011 compared to $37.3 million, or 29.4% of net sales, for the three months ended June 30, 2010. As a percent of sales, gross profit declined 2.4% during the three months ended June 30, 2011, compared to June 30, 2010 primarily due to the increase in platinum sales and the higher material content associated with new product introduction sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $14.5 million for the three months ended June 30, 2011 compared to $14.1 million for the three months ended June 30, 2010. The $0.4 million increase in SG&A expenses was primarily attributable to higher labor and related costs of approximately $0.8 million, offset by lower professional fees of approximately $0.4 million.

Research and Development Expenses

Research and development expenses, or R&D, were $0.7 million for the three months ended June 30, 2011 and June 30, 2010. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies.

Interest Expense, net

Interest expense, net, decreased $1.7 million to $17.2 million for the three months ended June 30, 2011, compared to $18.9 million for the three months ended June 30, 2010. The decrease resulted primarily from the expiration of our interest rate swap agreement in November 2010, for which the related payments were accounted for as interest expense, and lower amortization of debt issue costs during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Loss on Debt Extinguishment

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, the Company recorded a loss on debt extinguishment of $0.2 million during the three months ended June 30, 2010.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses and mark to market gains and losses on a derivative instrument that we held through November 2010. During the three months ended June 30, 2011, we realized no gain or loss on derivative instruments compared to a $1.4 million gain on our derivative instruments during the three months ended June 30, 2010. In addition, we recorded a currency exchange loss of approximately $0.7 million during the three months ended June 30, 2011 compared to a gain of approximately $1.8 million during the three months ended June 30, 2010. This difference of $2.5 million is due primarily to a decline in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Income Tax Expense

Income tax expense for the three months ended June 30, 2011 was $0.5 million and included approximately $0.8 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an income tax benefit of approximately $0.3 million in state and foreign income taxes. Income tax expense for the three months ended June 30, 2010 was $1.2 million and included approximately $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and approximately $0.5 million in state and foreign income taxes. The decrease of $0.7 million is primarily due to lower taxable income during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 in those jurisdictions where we pay income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales

Net sales for the six months ended June 30, 2011 were $272.7 million, an increase of $22.9 million, or 9.2%, compared to net sales of $249.8 million for the six months ended June 30, 2010. The increase of $22.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is attributable to increased sales volume of approximately $17.4 million, net of price decreases of $3.0 million, and an increase of approximately $5.5 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit

Cost of Goods Sold and Gross Profit

Cost of goods sold was $202.6 million, or 74.3% of net sales, during the six months ended June 30, 2011, compared to $180.2 million, or 72.1% of net sales, during the six months ended June 30, 2010, an increase of $22.4 million, or 12.4%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce product for our customers. The increase in cost of goods sold is attributable to increased material costs resulting from the sales increase related to platinum of approximately $5.5 million, increases in material costs primarily related to the increase in net sales of approximately $9.7 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content, of approximately $3.1 million, increased variable labor costs resulting primarily from wage inflation of approximately $5.7 million, and increased manufacturing overhead costs associated with the increase in sales volume of approximately $5.2 million, all of which were offset by lower variable manufacturing expenses of approximately $1.2 million.

Gross profit was $70.1 million, or 25.7% of net sales, during the six months ended June 30, 2011, compared to $69.6 million or 27.9% of net sales, for the six months ended June 30, 2010. As a percent of sales, gross profit declined 2.2% during the three months ended June 30, 2011, compared to June 30, 2010 primarily due to the increase in platinum sales and the higher material content associated with new product introduction sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $28.7 million for the six months ended June 30, 2011 compared to $27.4 million for the six months ended June 30, 2010, an increase of $1.3 million. The increase of $1.3 was primarily attributable to higher labor and related costs of approximately $1.7 million, higher stock compensation costs of approximately $0.3 million, higher travel costs of approximately $0.1 million and higher personnel recruiting costs of approximately $0.2 million, offset by lower professional fees of approximately $1.0 million.

Research and Development Expenses

Research and development, or R&D, expenses were $1.5 million for the six months ended June 30, 2011 compared to $1.4 million for the six months ended June 30, 2010. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies.

Interest Expense, net

Interest expense, net, decreased $1.9 million to $34.4 million for the six months ended June 30, 2011, compared to $36.3 million for the six months ended June 30, 2010. The decrease resulted primarily from the expiration of our interest rate swap agreement in November 2010, for which the related payments were accounted for as interest expense, and lower debt issue cost amortization during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

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

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, the Company recorded a loss on debt extinguishment of $0.2 million during the three months ended June 30, 2010.

Other (Expense) Income

Included in Other (expense) income, net are foreign currency gains and losses and mark to market gains and losses on a derivative instrument that we held through November 2010. During the six months ended June 30, 2011, the Company realized no gain or loss on derivative instruments compared to a $2.3 million gain on the Company’s derivative instruments during the six months ended June 30, 2010. In addition, we recorded a currency exchange loss of approximately $2.7 million during the six months ended June 30, 2011 compared to a gain of approximately $3.1 million during the six months ended June 30, 2010. This difference of approximately $5.8 million is due primarily to a decline in the in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the six months ended June 30, 2011 compared the six months ended June 30, 2010.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 was $2.5 million and included approximately $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and approximately $1.0 million in state and foreign income taxes. Income tax expense for the six months ended June 30, 2010 was $2.7 million and included approximately $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and approximately $1.2 million in state and foreign income taxes. The decrease of $0.2 million is primarily due to lower taxable income during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 in those jurisdictions where we pay income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At June 30, 2011, the Company had $12.2 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of June 30, 2011, the Company’s total indebtedness amounted to $715.0 million.

Cash (used in) provided by operations was $(3.0) million during the six months ended June 30, 2011, compared to $16.3 million during the six months ended June 30, 2010. The decrease in cash provided by operating activities of $19.3 million is primarily attributable to an increase in working capital investments, primarily in inventory and accounts receivable, and a change from the timing of cash interest payments resulting from our 2010 refinancing activities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Cash used in investing activities was $16.6 million during the six months ended June 30, 2011 compared to $10.2 million during the six months ended June 30, 2010. The increase in cash used in investing activities is driven by higher purchases of property and equipment, principally related to our expansion into Malaysia, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, cash used in financing activities was $0.5 million compared to $5.4 million during the six months ended June 30, 2010. The decrease in cash used in financing activities was primarily due to the payment of debt issuance costs of $11.4 million during the six months ended June 30, 2010 offset by the net incremental cash received from our Refinancing in the amount of $5.8 million and $0.6 million in proceeds from the sale of parent company stock.

Our planned capital expenditures for the next 12 months include investments related to new business opportunities, geographical expansion, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of June 30, 2011, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2011, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at June 30, 2011 includes $1.7 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at June 30, 2011.

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

Indebtedness

At June 30, 2011, our aggregate debt was approximately $715.0 million substantially all of which was due in 2017. Our debt at June 30, 2011 consisted of our Senior Secured Notes bearing interest at 8.375% and our 10% Senior Subordinated 2017 Notes. In addition, we have a $75 million ABL Revolver. Our ABL Revolver afforded us borrowing capacity of $39.0 million at June 30, 2011. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010 and our Senior Subordinated Notes were issued in October 2010.

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

EBITDA represents net loss income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are defined in the agreements governing the Senior Subordinated Notes, our Senior Secured Notes and our ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide additional information to investors regarding certain thresholds based on Adjusted EBITDA that we may be required to meet in certain cases that are provided for in the agreements governing the Senior Subordinated Notes, our Senior Secured Notes or our ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

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

The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$1,789	$1,011	$(6,030)	$(7,160)
Interest expense, net	18,859	17,179	36,283	34,428
Provision for income taxes	1,193	523	2,674	2,488
Depreciation and amortization	9,283	9,606	18,629	19,047

EBITDA	$31,124	$28,319	$51,556	$48,803

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
EBITDA	$31,124	$28,319	$51,556	$48,803

Adjustments:
Stock-based compensation – employees	229	242	244	490
Stock-based compensation - non-employees	22	22	45	45
Employee severance and relocation	209	479	515	814
Executive recruiting costs	—	43	—	264
Plant closure costs	2	—	20	—
Currency translation (gain) loss	(1,848)	687	(3,149)	2,707
Change in fair value of derivative instruments	(1,377)	—	(2,286)	—
(Gain) loss on disposal of property and equipment	(13)	47	(13)	47
Other taxes	43	56	85	246
Loss on debt extinguishment	215	—	6,005	—
Management fees to stockholder	304	319	608	638

Adjusted EBITDA	$28,910	$30,214	$53,630	$54,054

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Adjusted EBITDA	$28,910	$30,214	$53,630	$54,054
Net changes in operating assets and liabilities	(6,221)	(11,913)	(3,652)	(19,915)
Interest expense, net	(18,859)	(17,179)	(36,283)	(34,428)
Cash payment of restructuring charges	(309)	—	(1,318)	—
Cash paid for taxes	(408)	(1,081)	(557)	(1,133)
Other items, net	3,487	1,943	4,493	(1,596)

Net cash provided by operating activities	$6,600	$1,984	$16,313	$(3,018)

Net cash used in investing activities	$(6,349)	$(11,025)	$(10,156)	$(16,610)

Net cash used in financing activities	$(9,489)	$(119)	$(5,364)	$(494)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2011 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$601,000	$33,500	$67,000	$67,000	$433,500
Senior Subordinated Notes (1)	519,750	23,625	63,000	63,000	370,125
Capital leases (1)	41	20	14	7	—
Operating leases	23,025	5,926	8,973	5,152	2,974
Purchase obligations (2)	54,417	54,417	—	—	—
Other obligations (3)	37,825	413	610	988	35,814

Total	$1,236,058	$117,901	$139,597	$136,147	$842,413

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for the purchase of materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $1.3 million, environmental remediation obligations of $1.8 million, accrued compensation and pension benefits of $4.7 million, deferred income taxes of $29.4 million and other obligations of $0.6 million.

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

During the three and six months ended June 30, 2011, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk except as noted below. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of the market risks we encounter.

Foreign Currency Exchange Rate Risk

The Company has balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of cash or funds that the Company will receive in payment for assets or that the Company would have to pay to settle liabilities. As a result, the Company could be required to record these changes as gains or losses on foreign currency translation.

The Company has revenues and expenses that are denominated in foreign currencies, including Euros, Mexican Pesos, Pound Sterling and Malaysian Ringgits. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: We are in the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the first six months of 2011 modified our existing controls at one manufacturing location as they migrated to the Oracle ERP system.

There have been no additional changes in our internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

August 15, 2011	By:	/s/ Donald J. Spence
Donald Spence
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

August 15, 2011	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.