Form 10-Q
period 2011-09-30
ACCELLENT INC
filed 2011-11-14
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2010 and September 30, 2011

(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash	$40,787	$22,892
Accounts receivable, net of allowances of $2,002 and $1,888 as of December 31, 2010 and September 30, 2011, respectively	54,011	58,636
Inventory	66,028	76,858
Prepaid expenses and other current assets	2,650	5,543

Total current assets	163,476	163,929

Property, plant and equipment, net	121,037	128,075
Goodwill	629,854	629,854
Other intangible assets, net	164,626	153,421
Deferred financing costs and other assets, net	19,083	17,384

Total assets	$1,098,076	$1,092,663

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$9	$22
Accounts payable	24,025	21,338
Accrued payroll and benefits	9,102	12,027
Accrued interest	19,787	19,048
Accrued expenses and other current liabilities	17,793	17,504

Total current liabilities	70,716	69,939

Long-term debt	712,675	712,894
Other liabilities	34,177	38,227

Total liabilities	817,568	821,060

Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Additional paid-in capital	637,290	638,211

Accumulated other comprehensive (loss) income	(1,442)	291

Accumulated deficit	(355,340)	(366,899)

Total stockholder’s equity	280,508	271,603

Total liabilities and stockholder’s equity	$1,098,076	$1,092,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2011

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Net sales	$125,041	$133,059	$374,818	$405,740
Cost of sales (exclusive of amortization)	90,700	100,968	270,874	303,586

Gross profit	34,341	32,091	103,944	102,154

Operating expenses:
Selling, general and administrative expenses	12,371	14,242	39,722	42,904
Research and development expenses	602	602	1,958	2,081
Amortization of intangible assets	3,735	3,735	11,205	11,205
Loss on disposal of property and equipment	26	6	13	52

Total operating expenses	16,734	18,585	52,898	56,242

Income from operations	17,607	13,506	51,046	45,912

Other (expense) income, net:
Interest expense, net	(18,756)	(17,234)	(55,039)	(51,662)
Loss on debt extinguishment	—	—	(6,005)	—
Other (expense) income, net	(1,327)	1,247	4,166	(1,403)

Total other (expense) income, net	(20,083)	(15,987)	(56,878)	(53,065)

Loss before income taxes	(2,476)	(2,481)	(5,832)	(7,153)

Provision for income taxes	607	1,918	3,281	4,406

Net loss	$(3,083)	$(4,399)	$(9,113)	$(11,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2011

(in thousands)

	September 30, 2010	September 30, 2011
Cash flows from operating activities:

Net loss	$(9,113)	$(11,559)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,967	28,804
Amortization of debt discounts and non-cash interest accrued	2,863	2,187
Provision of allowance for bad debts	16	—
Change in fair value of derivative instruments	(3,512)	—
Loss on disposal of property and equipment	13	52
Deferred income tax expense	2,208	3,017
Non-cash compensation expense	460	829
Loss on debt extinguishment	6,005	—
Change in environmental liabilities	(1,302)	—

Changes in operating assets and liabilities:
Accounts receivable	(9,248)	(4,532)
Inventory	(13,653)	(10,776)
Prepaid expenses and other current assets	771	(2,038)
Accounts payable, accrued expenses and other liabilities	15,370	1,539

Net cash provided by operating activities	18,845	7,523

Cash flows from investing activities:
Capital expenditures	(16,604)	(24,984)
Proceeds from the sale of property and equipment	31	169

Net cash used in investing activities	(16,573)	(24,815)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—
Repayments of long-term debt and capital lease obligations	(391,605)	(13)
Proceeds from the sale of parent company stock	600	50
Repurchase of parent company stock	(10)	—
Proceeds from exercise of options in parent company stock	106	19
Payment of debt issuance costs	(11,998)	(620)

Net cash used in financing activities	(5,511)	(564)

Effect of exchange rate changes	(89)	(39)

Net decrease in cash	(3,328)	(17,895)
Cash, beginning of period	33,785	40,787

Cash, end of period	$30,457	$22,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,884	$50,253
Cash paid for income taxes	$557	$2,156

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$736	$939
Non-cash exercise of options in parent company stock	$310	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This update is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.

In June 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. The new guidance is to be adopted retrospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-05 will have a material effect on its financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010. The new guidance was adopted prospectively by the Company beginning January 1, 2011. The adoption did not have a material effect on the Company’s financial statements.

Customer Concentration

During the three months ended September 30, 2010 and 2011, the Company’s ten largest customers accounted for approximately 64% and 65% of the Company’s consolidated net sales, respectively.

During the nine months ended September 30, 2010 and 2011, the Company’s ten largest customers accounted for approximately 65% and 78% of the Company’s consolidated net sales, respectively.

The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Customer A	18%	17%	19%	21%
Customer B	15%	16%	16%	17%
Customer C	* %	10%	* %	11%

*	Less than 10%

At September 30, 2011, Customers A and B comprised approximately 11% and 13%, respectively, of accounts receivable, net. At December 31, 2010, Customers A and B each comprised approximately 11% of accounts receivable, net.

2. Inventory

Inventory consisted of the following at December 31, 2010 and September 30, 2011 (in thousands):

	December 31, 2010	September 30, 2011
Raw materials	$16,563	$19,365
Work-in-process	29,439	33,213
Finished goods	20,026	24,280

Total	$66,028	$76,858

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

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the three and nine months ended September 30, 2010 and 2011.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2010 and 2011, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Cost of sales	$497	$497	$1,491	$1,491
Selling, general and administrative	3,238	3,238	9,714	9,714

Total	$3,735	$3,735	$11,205	$11,205

Intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,198)	$6,793
Customer contracts and relationships	197,575	(69,142)	128,433
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(79,340)	$164,626

Intangible assets consisted of the following at September 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(11,689)	$5,302
Customer contracts and relationships	197,575	(78,855)	118,719
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(90,544)	$153,421

Estimated intangible asset amortization expense for the remainder of 2011 will be approximately $3.7 million. The estimated annual intangible asset amortization expense in each of 2012 and 2013 approximates $14.9 million per year. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2010 and September 30, 2011, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows (years):

	Remaining weighted-average amortization period (years)
Finite lived intangible asset	December 31, 2010	September 30, 2011
Developed technology and know how	3.4	2.7
Customer contracts and relationships	9.9	9.2
Total finite lived intangible asset	9.6	8.9

4. Long-term debt

Long-term debt consisted of the following at December 31, 2010 and September 30, 2011 (in thousands):

	December 31, 2010	September 30, 2011
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	33	40

Total debt	715,033	715,040
Less—unamortized discount	(2,349)	(2,124)
Less—current portion	(9)	(22)

Long term debt, excluding current portion	$712,675	$712,894

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

The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at September 30, 2011:

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

At September 30, 2011, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $38.5 million, after giving effect to outstanding letters of credit totaling $10.1 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

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

The Company did not have any derivative instruments at December 31, 2010 and September 30, 2011.

The following table summarizes the change in the Company’s liability for its interest rate swap contract for the three and nine months ended September 30, 2010 (in thousands):

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Liability balance at beginning of period	$2,225	$4,511
Cash paid to settle derivative liabilities	(1,442)	(4,647)
Net realized loss included in other (expense) income, net	216	1,135

Liability balance at September 30	$999	$999

Cash paid to settle the derivative liability has been reported as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

The following table summarizes the activity related to the Company’s derivative instruments during the periods where they were not designated as hedging instruments during the three and nine months ended September 30, 2010 (in thousands):

		Amount of gain recognized in earnings
Derivative Instrument	Location of gain recognized in statement of operations on derivative instrument	Three months ended September 30, 2010	Nine months ended September 30, 2010

Interest rate swap contracts	Other (expense) income, net	$1,226	$3,512

6. Restructuring charges

The following tables summarize the amounts recorded related to restructuring for the nine months ended September 30, 2010 (in thousands):

	Employee costs	Other exit costs	Total
Balance at January 1, 2010	$1,525	$72	$1,597
Payments	(1,303)	—	(1,303)

Balance at September 30, 2010	$222	$72	$294

All previously taken restructuring actions were completed as of December 31, 2010 and the Company had no amounts recorded related to restructuring actions as of December 31, 2010.

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

The table below summarizes the activity relating to the Roll-Over options during the three and nine months ended September 30, 2010 and 2011.

	Three months ended				Nine months ended
	September 30, 2010		September 30, 2011		September 30, 2010		September 30, 2011
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at beginning of period	$637	356,291	$358	201,817	$1,024	576,390	$448	250,049
Shares repurchased	(10)	(5,959)	—	—	(10)	(5,959)	—	—
Shares exercised	(143)	(81,034)	—	—	(528)	(301,133)	(23)	(12,995)
Shares forfeited	(34)	(19,249)	—	—	(34)	(19,249)	(61)	(35,237)
Change in fair value	(4)	—	—	—	(6)	—	(6)	—

Balance at end of period	$446	250,049	$358	201,817	$446	250,049	$358	201,817

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates its fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of September 30, 2011 to determine the fair value of the Roll-Over options:

September 30, 2011
Expected term to exercise	2.0 years
Expected volatility	26.5%
Risk-free rate	0.63%
Dividend yield	0.0%

During the three and nine months ended September 30, 2011, the Company granted stock options to employees to purchase 362,500 shares, and 682,500 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the three and nine months ended September 30, 2011, 181,250 shares and 341,250 shares, respectively, related to Performance-Based awards. All stock options granted during the three and nine months ended September 30, 2011 had a weighted average grant date fair value of $3.00 per share.

The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock compensation by type of award for the three and nine months ended September 30, 2010 and 2011:

Classification of expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Cost of sales	$(2)	$40	$69	$94
Selling, general and administrative	150	231	323	667

Total	$148	$271	$392	$761

Stock-based compensation by type of award (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Time-based vesting options	$297	$249	$316	$701
Performance-based vesting options	(171)	—	—	—
Restricted stock awards	26	22	82	66
Roll-over options	(4)	—	(6)	(6)

Total expense	$148	$271	$392	$761

At September 30, 2011, the Company determined that attainment of the 2011 targets necessary for Performance-Based stock awards to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based options during the three and nine months ended September 30, 2011. At September 30 2010, the Company determined that attainment of certain of the 2010 targets necessary for Performance-Based options to vest was not probable. Accordingly, during the three months ended September 30, 2010, the Company reversed previous recognized compensation benefit expense for Performance-Based stock awards of $0.2 million which has resulted in no stock compensation benefit expense recorded related to Performance-Based shares during the nine months ended September 30, 2010.

The total unvested Performance-Based options and their aggregate fair values were 3,797,972 and 3,824,021 and $4.4 million and $4.4 million at September 30, 2010 and 2011, respectively. The total unvested Time-Based options and their aggregate fair values were 3,170,302 and 2,539,800 and $3.6 million and $2.8 million at September 30, 2010 and 2011, respectively. The total unvested shares of Restricted Stock awards and their aggregate fair value are 82,667 and 29,333 and $0.2 million and $0.1 million at September 30, 2010 and 2011, respectively.

Non-employee stock-based compensation During the three and nine months ended September 30, 2010 and 2011, the Company recorded approximately $23,000 and $68,000 respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in other liabilities in the unaudited condensed consolidated balance sheets.

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

Income tax expense for the three months ended September 30, 2011 was $1.9 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and a provision of $1.2 million from state and foreign income taxes. Income tax expense for the nine months ended September 30, 2011 was $4.4 million and included $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an expense of $2.2 million in state and foreign income taxes.

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

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $26.1 million and $30.5 million of net deferred tax liabilities included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011, respectively, relating to goodwill basis differences.

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

9. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and nine months ended September 30, 2010, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2011, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $1 million, respectively. As of December 31, 2010 and September 30, 2011, the Company owed KKR $1.2 million and $0.6 million, respectively, for unpaid management fees which are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity that provides consulting services to KKR and its affiliated funds’ portfolio companies. During the three and nine months ended September 30, 2010, the Company incurred consulting fees and related expenses of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2011, the Company incurred consulting fees and related expenses of $0.0 and $0.2 million, respectively. At December 31, 2010 and September 30, 2011, the Company owed Capstone $0.3 million and $0.2 million, respectively.

In addition to the above, funds or accounts managed by KKR Asset Management (“KAM”), an affiliate of KKR, or KAM’s subsidiaries, owned approximately $31.3 million principal amount of the Company’s Senior Secured Notes and approximately $12.1 million principal amount of the Company’s 2017 Subordinated Notes at September 30, 2011. Funds or accounts managed by KAM owned approximately $15 million principal amount of the Company’s Senior Secured Notes and approximately $36 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2010.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2010 totaled $0.2 million and $0.5 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2011 totaled $0.0 million and $0.3 million, respectively. At December 31, 2010 and September 30, 2011, accounts receivable from Biomet aggregated $0.1 million and $0.0 million, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.3 million in fees in connection with this agreement for the three and nine months ended September 30, 2010. The Company incurred approximately $0.2 million and $0.4 million in fees in connection with this agreement for the three and nine months ended September 30, 2011.

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

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over options. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value is included in Note 7.

The following tables provide a summary of financial assets and liabilities recorded at fair value at December 31, 2010 and September 30, 2011:

		Fair Value Measurements at December 31, 2010 determined using
	Total Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liability for Roll-Over options	$448	$—	$—	$448

		Fair Value Measurements at September 30, 2011 determined using
	Total Carrying Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$358	$—	$—	$358
Available for sale security	$1,155	$1,155	$—	$—

During the three months ended September 30, 2011 one of our cost-basis investments completed an initial public offering of its stock. As of September 30, 2011, this investment has been classified as available for sale and has been recorded at its fair value, which has been determined from its quoted market price.

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2010 and September 30, 2011 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At December 31, 2010 and September 30, 2011, the fair value of the Senior Secured Notes due 2017, based on a quoted market price, was approximately 103% or $412 million and 100% or $400 million, respectively, compared to the carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. At December 31, 2010 the carrying amount of this debt was consistent with its fair value based on active trades in the secondary market. At September 30, 2011, the fair value of the Senior Subordinated Notes due 2017 was 92%, or $289.8 million.

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

Product liability claims or product recalls with respect to the Company’s components or the end-products of the Company’s customers into which the Company’s components are incorporated, could require the Company to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair the Company’s earnings and the Company’s financial condition. There is no recall or litigation pending or, to the knowledge of the Company, threatened, that the Company expects to have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

12. Comprehensive income (loss)

Comprehensive income (loss) represents net loss plus or minus any changes in stockholder’s equity related to currency translation adjustments and unrealized gains on available for sale securities. For the three and nine months ended September 30, 2010 and 2011, the Company recorded comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Net loss	$(3,083)	$(4,399)	$(9,113)	$(11,559)
Cumulative translation adjustments	3,819	(2,617)	(1,322)	578
Unrealized gain on available for sale security	—	1,155	—	1,155

Comprehensive income (loss)	$736	$(5,861)	$(10,435)	$(9,826)

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

At December 31, 2010 and September 30, 2011, the Company maintained reserves for environmental liabilities of approximately $1.9 million and $1.7 million, respectively of which the Company expects to pay $0.1 million during 2011.

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

14. Supplemental guarantor condensed consolidating financial statements

All of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”) guarantee on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of its Senior Secured Notes and Senior Subordinated Note (collectively the “Notes”). Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2011, the unaudited condensed consolidating balance sheets as of December 31, 2010 and September 30, 2011, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2011, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$118,504	$6,905	$(368)	$125,041
Cost of sales (exclusive of amortization)	—	86,766	4,302	(368)	90,700
Selling, general and administrative expenses	23	11,582	766	—	12,371
Research and development expenses	—	405	197	—	602
Restructuring charges	—	(5)	5	—	—
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	23	3	—	26

(Loss) income from operations	(3,758)	19,733	1,632	—	17,607
Interest expense, net	(18,735)	(22)	1	—	(18,756)
Other income (expense), net	1,226	(293)	(2,260)	—	(1,327)
Equity in earnings (losses) of affiliates	18,184	(646)	—	(17,538)	—
Provision for income taxes	—	(588)	(19)	—	(607)

Net (loss) income	$(3,083)	$18,184	$(646)	$(17,538)	$(3,083)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$123,096	$10,309	$(346)	$133,059
Cost of sales (exclusive of amortization)	—	94,542	6,770	(344)	100,968
Selling, general and administrative expenses	22	13,277	943	—	14,242
Research and development expenses	—	422	180	—	602
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of property and equipment	—	6	—	—	6

(Loss) income from operations	(3,757)	14,849	2,416	(2)	13,506
Interest expense, net	(17,207)	(28)	1	—	(17,234)
Other income (expense), net	—	(244)	1,489	2	1,247
Equity in earnings (losses) of affiliates	16,565	3,202	—	(19,767)	—
Provision for income taxes	—	(1,214)	(704)	—	(1,918)

Net (loss) income	$(4,399)	$16,565	$(3,202)	$(19,767)	$(4,399)

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356,588	$19,026	$(796)	$374,818
Cost of sales (exclusive of amortization)	—	259,347	12,323	(796)	270,874
Selling, general and administrative expenses	67	37,495	2,160	—	39,722
Research and development expenses	—	1,381	577	—	1,958
Amortization of intangible assets	11,205	—	—	—	11,205
Loss on disposal of property and equipment	—	10	3	—	13

(Loss) income from operations	(11,272)	58,355	3,963	—	51,046
Interest expense, net	(54,983)	(57)	1	—	(55,039)
Loss on debt extinguishment	(6,005)	—	—	—	(6,005)
Other income (expense), net	3,512	(407)	1,061	—	4,166
Equity in earnings (losses) of affiliates	59,635	4,377	—	(64,012)	—
Provision for income taxes	—	(2,633)	(648)	—	(3,281)

Net (loss) income	$(9,113)	$59,635	$4,377	$(64,012)	$(9,113)

Unaudited Condensed Consolidating Statements of Operations —

Nine months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$377,812	$29,217	$(1,289)	$405,740
Cost of sales (exclusive of amortization)	—	286,061	18,850	(1,325)	303,586
Selling, general and administrative expenses	68	40,177	2,659	—	42,904
Research and development expenses	—	1,367	714	—	2,081
Amortization of intangible assets	11,205	—	—	—	11,205
Loss on disposal of property and equipment	—	53	(1)	—	52

(Loss) income from operations	(11,273)	50,154	6,995	36	45,912
Interest expense, net	(51,588)	(77)	3	—	(51,662)
Loss on debt extinguishment	—	—	—	—	—
Other income (expense), net	—	(574)	(793)	(36)	(1,403)
Equity in earnings (losses) of affiliates	51,302	4,765	—	(56,067)	—
Provision for income taxes	—	(2,966)	(1,440)	—	(4,406)

Net (loss) income	$(11,559)	$51,302	$4,765	$(56,067)	$(11,559)

Unaudited Condensed Consolidating Balance Sheets

December 31, 2010 (in thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$38,392	$2,395	$—	$40,787
Accounts receivable, net	—	51,816	3,175	(980)	54,011
Inventory	—	63,028	3,000	—	66,028
Prepaid expenses and other current assets	2	2,537	111	—	2,650

Total current assets	2	155,773	8,681	(980)	163,476
Property, plant and equipment, net	—	107,655	13,382	—	121,037
Intercompany receivables, net	—	212,206	21,504	(233,710)	—
Investment in subsidiaries	426,194	36,197	—	(462,391)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	164,626	—	—	—	164,626
Deferred financing costs and other assets, net	18,430	353	300	—	19,083

Total assets	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Current portion of long-term debt	$—	$9	$—	$—	$9
Accounts payable	55	22,784	1,596	(410)	24,025
Accrued expenses and other current liabilities	20,375	22,579	3,741	(13)	46,682

Total current liabilities	20,430	45,372	5,337	(423)	70,716
Long-term debt	936,877	10,065	—	(234,267)	712,675
Other liabilities	1,291	30,553	2,333	—	34,177

Total liabilities	958,598	85,990	7,670	(234,690)	817,568
Equity	280,508	426,194	36,197	(462,391)	280,508

Total liabilities and equity	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Unaudited Condensed Consolidating Balance Sheets

September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$18,488	$4,404	$—	$22,892
Accounts receivable, net	—	55,098	4,090	(552)	58,636
Inventory	—	72,972	3,886	—	76,858
Prepaid expenses and other current assets	891	4,440	212	—	5,543

Total current assets	891	150,998	12,592	(552)	163,929
Property, plant and equipment, net	—	111,347	16,728	—	128,075
Intercompany receivables, net	—	263,101	21,670	(284,771)	—
Investment in subsidiaries	478,072	41,498	—	(519,570)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	153,421	—	—	—	153,421
Deferred financing costs and other assets, net	16,756	354	274	—	17,384

Total assets	$1,278,994	$567,298	$51,264	$(804,893)	$1,092,663

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	—	20,127	1,763	(552)	21,338
Accrued expenses and other current liabilities	18,812	24,541	5,226	—	48,579

Total current liabilities	18,812	44,690	6,989	(552)	69,939
Long-term debt	987,302	10,058	305	(284,771)	712,894
Other liabilities	1,277	34,478	2,472	—	38,227

Total liabilities	1,007,391	89,226	9,766	(285,323)	821,060
Equity	271,603	478,072	41,498	(519,570)	271,603

Total liabilities and equity	$1,278,994	$567,298	$51,264	$(804,893)	$1,092,663

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2010 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(39,202)	$53,237	$4,810	$—	$18,845
Cash flows from investing activities:

Capital expenditures	—	(15,785)	(819)	—	(16,604)
Proceeds from sale of property and equipment	—	31	—	—	31

Net cash used in investing activities	—	(15,754)	(819)	—	(16,573)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	397,396	—	—	—	397,396
Repayments of long-term debt and capital lease obligations	(391,600)	(5)	—	—	(391,605)
Intercompany receipts (advances)	44,708	(40,822)	(3,886)	—	—
Proceeds from the sale of parent company stock	600	—	—	—	600
Repurchase of parent company stock	(10)	—	—	—	(10)
Proceeds from exercise of options in parent company stock	106	—	—	—	106
Payment of debt issuance costs	(11,998)	—	—	—	(11,998)

Cash flows provided by (used in) financing activities	39,202	(40,827)	(3,886)	—	(5,511)

Effect of exchange rate changes in cash	—	18	(107)	—	(89)

Net increase (decrease) in cash	—	(3,326)	(2)	—	(3,328)
Cash, beginning of period	—	31,739	2,046	—	33,785

Cash, end of period	$—	$28,413	$2,044	$—	$30,457

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,281)	$51,431	$7,373	$—	$7,523

Cash flows from investing activities:

Capital expenditures	467	(20,397)	(5,054)	—	(24,984)
Net book value of transferred equipment	—	401	(401)	—	—
Proceeds from sale of property and equipment	—	169	—	—	169

Net cash used in investing activities	467	(19,827)	(5,455)	—	(24,815)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(12)	(1)	—	—	(13)
Intercompany receipts (advances)	50,757	(50,895)	138	—	—
Proceeds from sale of parent company stock	50	—	—	—	50
Proceeds from exercise of options in parent company stock	19	—	—	—	19
Payment of debt issuance costs	—	(620)	—	—	(620)

Cash flows provided by (used in) financing activities	50,814	(51,516)	138	—	(564)

Effect of exchange rate changes in cash	—	7	(46)	—	(39)

Net increase (decrease) in cash and cash equivalents	—	(19,905)	2,010	—	(17,895)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$18,487	$4,405	$—	$22,892

15. Changes in Stockholder’s Equity

The following table summarizes the changes in stockholder’s equity during the nine months ended September 30, 2011:

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total Stockholder’s Equity
	Shares	Amount

Balance, January 1, 2011	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508
Comprehensive loss:
Net loss	—	—	—	—	(11,559)	(11,559)

Unrealized gain on available for sale security	—	—	—	1,155	—	1,155
Cumulative translation adjustment	—	—	—	578	—	578

Total comprehensive loss						$(9,826)

Stock issuance	—	—	50	—	—	50
Forfeiture of employee stock options	—	—	61	—	—	61
Exercise of employee stock options	—	—	43	—	—	43
Stock-based compensation	—	—	767	—	—	767

Balance, September 30, 2011	1,000	$—	$638,211	$291	$(366,899)	$271,603

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy, and orthopedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker and Zimmer. While sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.

During the three months ended September 30, 2010 and 2011, our 10 largest customers accounted for approximately 64% and 65% of our consolidated net sales, respectively. During the nine months ended September 30, 2010 and 2011, our 10 largest customers accounted for approximately 65% and 78% of our consolidated net sales, respectively. Two customers each accounted for 10% or more of consolidated net sales during the three and nine months ended September 30, 2010. Three customers each accounted for 10% or more of our consolidated net sales during the three and nine months ended September 30, 2011. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Customer A	18%	17%	19%	21%
Customer B	15%	16%	16%	17%
Customer C	* %	10%	* %	11%

*	Less than 10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011, presented as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	75.9	72.3	74.8

Gross profit	27.5	24.1	27.7	25.2

Selling, general and administrative expenses	9.9	10.7	10.6	10.6
Research and development expenses	0.5	0.5	0.5	0.5
Amortization of intangible assets	3.0	2.8	3.0	2.8

Income from operations	14.1%	10.2%	13.6%	11.3%

Three months ended September 30, 2010 compared to three months ended September 30, 2011

Net Sales

Net sales for the three months ended September 30, 2011 were $133.1 million, an increase of $8.1 million, or 6.4%, compared to net sales of $125.0 million for the three months ended September 30, 2010. The increase in net sales was due primarily to higher sales volume of approximately $3.8 million, net of price decreases totaling $1.6 million, and approximately $4.3 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $101.0 million for the three months ended September 30, 2011 compared to $90.7 million for the three months ended September 30, 2010, an increase of $10.3 million, or 11.3%. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of goods sold is primarily attributable to increased material costs resulting from the sales increase related to platinum of approximately $4.3 million, increases in material costs primarily related to the increase in net sales of approximately $0.3 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content, of approximately $1.2 million, increased variable labor costs resulting primarily from wage inflation of approximately $1.2 million, increased variable manufacturing costs of $0.4 million and increased manufacturing overhead costs of approximately $2.9 million.

Gross profit for the three months ended September 30, 2011 was $32.1 million, or 24.1% of net sales, compared to $34.3 million, or 27.5% of net sales, for the three months ended September 30, 2010. As a percent of sales, gross profit declined 3.4% during the three months ended September 30, 2011, compared to September 30, 2010 primarily due to the increase in platinum sales, the higher material content associated with new product introduction sales and increases in manufacturing overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, were $14.2 million for the three months ended September 30, 2011 compared to $12.4 million for the three months ended September 30, 2010. The $1.8 million increase in SG&A expenses was primarily attributable to higher labor and labor related costs.

Research and Development Expenses

Research and development, or R&D, expenses, were $0.6 million for the three months ended September 30, 2011 compared to $0.6 million for the three months ended September 30, 2010. R&D expenses represent costs relate to the development of new, or improved, manufacturing technologies.

Interest Expense, net

Interest expense, net, decreased $1.5 million to $17.2 million for the three months ended September 30, 2011, compared to $18.8 million for the three months ended September 30, 2010. The decrease resulted primarily from the expiration of our interest rate swap agreement in November 2010, for which the related payments were accounted for as interest expense, and lower amortization of debt issue costs during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Other (Expense) Income, net

Included in other (expense) income, net are mark-to-market gains and losses on a derivative instrument that we held through November 2010 and foreign currency gains and losses. During the three months ended September 30, 2011, we realized no gain or loss on derivative instruments compared to a $1.2 million gain on our derivative instruments during the three months ended September 30, 2010. In addition, we recorded a currency exchange loss of approximately $1.2 million during the three months ended September 30, 2011 compared to a loss of $2.6 million during the three months ended September 30, 2010. This difference of $1.4 million is due primarily to a decline in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Income Tax Expense

Income tax expense for the three months ended September 30, 2011 was $1.9 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an income tax provision of approximately $1.2 million in state and foreign income taxes. Income tax expense for the three months ended September 30, 2010 was $0.6 million and included of $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and a tax benefit of $0.1 million in state and foreign income taxes during the three months ended September 30, 2010. The increase of $1.1 million is primarily due to higher taxable income during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 in those jurisdictions where we pay income taxes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

Net Sales

Net sales for the nine months ended September 30, 2011 were $405.7 million, an increase of $30.9 million, or 8.2%, compared to net sales of $374.8 million for the nine months ended September 30, 2010. The increase in net sales was due primarily to higher sales volume of approximately $21.1 million, net of price decreases totaling $4.6 million, and approximately $9.8 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $303.6 million, or 74.8% of net sales, during the nine months ended September 30, 2011, compared to $270.9 million, or 72.3% of net sales, during the nine months ended September 30, 2010, an increase of $32.7 million. Cost of goods sold reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of goods sold is primarily attributable to increased material costs resulting from the sales increase related to platinum of approximately $9.8 million, increases in material costs primarily related to the increase in net sales of approximately $5.1 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content, of approximately $3.8 million, increased variable labor costs resulting primarily from wage inflation of approximately $6.8 million, increased manufacturing overhead costs of approximately $8.1 million, offset by lower variable manufacturing costs of $0.9 million.

Gross profit was $102.1 million, or 25.2% of net sales, during the nine months ended September 30, 2011, compared to $103.9 million, or 27.7% of net sales, during the nine months ended September 30, 2010. As a percent of sales, gross profit declined 2.5% during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 primarily due to the increase in platinum sales, increased non-platinum material costs and the higher material content associated with new product introduction sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $42.9 million for the nine months ended September 30, 2011 compared to $39.7 million for the nine months ended September 30, 2010, an increase of $3.2 million. The increase was primarily attributable to higher labor and related costs of approximately $3.5 million, increased travel costs of $0.3 million, increased discretionary spending of $0.6 million which included rent, depreciation, interest, management relocation costs and other direct costs offset by lower professional fees of approximately $1.2 million.

Research and Development Expenses

Research and development, or R&D, expenses for the nine months ended September 30, 2011 were $2.1 million compared to $2.0 million during the nine months ended September 30, 2010. R&D expenses represent costs related to the development of new, or improved, manufacturing technologies. The increase in R&D expenses of $0.1 million is attributable to increased labor related costs of $0.1 million.

Interest Expense, net

Interest expense, net, decreased $3.4 million to $51.7 million for the nine months ended September 30, 2011, compared to $55.0 million for the nine months ended September 30, 2010. The decrease resulted primarily from the expiration of our interest rate swap agreement in November 2010, for which the related payments were accounted for as interest expense, and lower debt issue cost amortization during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

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

In June 2010, the Company purchased, in the open market, $10.0 million of its senior subordinated notes. As a result of this purchase, the Company recorded a loss on debt extinguishment of $0.2 million during the nine months ended September 30, 2010.

Other (Expense) Income, net

Included in Other (expense) income, net are foreign currency gains and losses and mark-to-market gains and losses on a derivative instrument that we held through November 2010. During the nine months ended September 30, 2011, we realized no gain or loss on derivative instruments compared to a $3.5 million gain during the nine months ended September 30, 2010. In addition, we recorded a currency exchange transaction gain of approximately $1.5 million during the nine months ended September 30, 2011 compared to a gain of $0.5 million during the nine months ended September 30, 2010. This difference of approximately $1.0 million is due primarily to a decline in the in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the nine months ended September 30, 2011 compared the nine months ended September 30, 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 was $4.4 million and included $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $2.2 million in state and foreign income taxes. Income tax expense for the nine months ended September 30, 2010 was $3.3 million and included $2.2 million of deferred income tax expense primarily related to differences in the book and tax treatment of goodwill and $1.1 million in state and foreign income taxes. The decrease of $1.1 million is primarily due to lower taxable income during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 in those jurisdictions where we pay income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At September 30, 2011, the Company had $10.1 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of September 30, 2011, the Company’s total indebtedness amounted to $715.0 million.

Cash provided by operations was $7.5 million during the nine months ended September 30, 2011, compared to $18.8 million during the nine months ended September 30, 2010. The decrease in cash provided by operating activities of $11.3 million is primarily attributable to an increase in our working capital investments of $9.7 million primarily driven by the timing of short term payments to our vendors and $1.1 million less cash generated resulting from lower profits.

Cash used in investing activities was $24.8 million during the nine months ended September 30, 2011 compared to $16.6 million during the nine months ended September 30, 2010. The increase in cash used in investing activities is driven by higher purchases of property and equipment, principally related to our expansion into Malaysia, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, cash used in financing activities was $0.6 million compared to $5.5 million during the nine months ended September 30, 2010. The decrease in cash used in financing activities was primarily due to the payment of debt issuance costs of $12.0 million during the nine months ended September 30, 2010 offset by the net incremental cash received from our Refinancing in the amount of $5.8 million and $0.6 million in proceeds from the sale of parent company stock.

Our planned capital expenditures for the next 12 months include investments related to new business opportunities, geographical expansion, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of September 30, 2011, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2011, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at September 30, 2011 includes $1.7 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at September 30, 2011.

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

Indebtedness.

At September 30, 2011, our aggregate debt was approximately $713.0 million substantially all of which was due in 2017. Our debt at September 30, 2011 consisted of our Senior Secured Notes bearing interest at 8.375% and our 10% Senior Subordinated 2017 Notes. In addition, we have a $75 million ABL Revolver. Our ABL Revolver afforded us borrowing capacity of $38.5 million at September 30, 2011. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010 and our Senior Subordinated Notes were issued in October 2010.

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

The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(3,083)	$(4,399)	$(9,113)	$(11,559)
Interest expense, net	18,756	17,234	55,039	51,662
Provision for income taxes	607	1,918	3,281	4,406
Depreciation and amortization	9,338	9,757	27,967	28,804

EBITDA	$25,618	$24,510	$77,174	$73,313

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
EBITDA	$25,618	$24,510	$77,174	$73,313

Adjustments:
Stock-based compensation - employees	148	271	392	761
Stock-based compensation - non-employees	23	23	68	68
Employee severance and relocation	410	492	924	1,306
Executive recruiting costs	—	43	—	307
Plant closure costs	—	—	20	—
Currency transaction loss (gain)	2,602	(1,233)	(547)	1,474
Change in fair value of derivative instruments	(1,226)	—	(3,512)	—
Loss on disposal of property and equipment	26	6	13	52
Other taxes	68	50	154	297
Loss on debt extinguishment	—	—	6,005	—
Management fees to stockholder	304	319	912	957
Other	24	—	24	—

Adjusted EBITDA	$27,997	$24,481	$81,627	$78,535

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Adjusted EBITDA	$27,997	$24,481	$81,627	$78,535
Net changes in operating assets and liabilities	(3,109)	3,406	(6,760)	(16,509)
Interest expense, net	(18,756)	(17,234)	(55,039)	(51,662)
Cash payment of restructuring charges	15	—	(1,303)	—
Cash paid for taxes	—	(1,024)	(557)	(2,156)
Other items, net	(3,615)	912	877	(685)

Net cash provided by operating activities	$2,532	$10,541	$18,845	$7,523

Net cash used in investing activities	$(6,417)	$(8,205)	$(16,573)	$(24,815)

Net cash used in financing activities	$(147)	$(70)	$(5,511)	$(564)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2011 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$584,250	$33,500	$67,000	$67,000	$416,750
Senior Subordinated Notes (1)	519,750	31,500	63,000	63,000	362,250
Capital leases (1)	42	2	15	5	—
Operating leases	21,191	5,662	8,260	4,757	2,512
Purchase obligations (2)	44,043	44,043	—	—	—
Other obligations (3)	38,227	342	900	579	36,406

Total	$1,207,503	$115,069	$139,175	$135,341	$817,918

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for purchase of materials, supplies, machinery and equipment.
(3)	Other obligations include share-based payment obligations of $1.3 million, environmental remediation obligations of $1.7 million, accrued compensation and pension benefits of $4.6 million, deferred income taxes of $30.1 million and other obligations of $0.5 million.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Valuation of goodwill, trade names and trademarks;

•	Valuation of long-lived assets;

•	Self insurance reserves;

•	Environmental reserves;

•	Share-based payments; and

•	Income taxes

During the three and nine months ended September 30, 2011, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk except as noted below. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of the market risks we encounter.

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: We are in the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the first nine months of 2011 modified our existing controls at two manufacturing locations as they migrated to the Oracle ERP system.

There have been no additional changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Pennsylvania Department of Environmental Protection (“DEP”) has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for TCE and other degreaser emissions. The EPA has agreed to reconsider the exemption. Our Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since we manufacture narrow tubes. Nevertheless, we have implemented systems and controls that limit TCE emissions generated by our Collegeville facility. However, these systems and controls may not reduce our TCE emissions to the levels expected to be required should a new standard become law.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

November 14, 2011	By:	/s/ Donald J. Spence
Donald J. Spence
Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

November 14, 2011	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.