Form 10-K
period 2011-12-31
ACCELLENT INC
filed 2012-03-29
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011: not applicable

As of March 28, 2012, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

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

OTHER INFORMATION

We maintain our principal executive offices at 100 Fordham Road, Wilmington, Massachusetts 01887, and our telephone number is (978) 570-6900. Our internet website address is http://www.accellent.com

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”). You can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.

PART I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to “Accellent,” “we,” “our,” “us” and “the Company” refer to Accellent Inc. and its consolidated subsidiaries.,

Overview

We believe that we are a leading provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We focus on what we believe are the largest and fastest growing segments of the medical device market including cardiology, endoscopy and orthopaedics. Our customers include leading global medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, and Stryker. We provide our customers with reliable, high-quality, cost-efficient integrated outsourcing solutions that span the complete supply chain spectrum.

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

We generate significant revenues from a diverse range of products that generally have long product life cycles. The majority of our revenues are generated by high value, single use products that are either regulated for one-time use, implanted into the body or are considered too critical to be re-used. We currently work with our customers on over 12,000 stock keeping units, providing us with tremendous product diversity across our customer base.

Our opportunities for future growth are expected to come from a combination of factors, including market growth, increasing our market share of the overall outsourcing market and increased outsourcing of existing and new products by our customers. This growing revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices, such as biopsy instruments, joint implants, pacemakers and surgical instruments, for over ten years. As our customers’ end market products experience new product innovation, we continue to supply the base products and services across end market product cycles.

The chart below provides a few examples of target markets, market segments, and the customer products that utilize our products and services.

Target Market	Market Segment	Customer Products
Cardiology	• Cardiac Rhythm Management	• Pacemakers and Implantable Defibrillators • Implantable Conductor Leads and Implant Tools • Procedure Tools and Accessories

	• Cardiovascular	• Cardiac and Peripheral Stents • Guide Wires, Guide Gatherers, and Delivery Systems

	• Cardiac Surgery	• Heart Valves • Perfusion Cannulae and Kits • Vein Grafting and Bypass Instruments

Orthopaedics	• Joint	• Hip, Knee and Shoulder Implants • Surgical and Navigation Instruments

	• Spinal	• Vertebral Body Repair and Fusion • Disc Repair and Replacement • Procedure Instruments and Accessories

	• Arthroscopy	• Arthroscopes • Shaver Blades, Suture Anchors, and Tools

	• Trauma	• Maxillofacial and Cranial Repair • External and Extremity Repair

Endoscopy	• Gastrointestinal	• Biopsy Forceps • GERD and pH Diagnostics and Therapy
	• Urology	• Stone Retrieval Systems • Gynecology and Birth Control Devices • Prostate Removal and Care Devices

	• Laparoscopy	• Harmonic Scalpel Blades and Surgical Tools • Forceps and Biopsy Devices • Procedural Tools and Accessories

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

We believe that demand growth in the target end markets is driven primarily by the following:

Aging Population

The average age of the U.S. population is expected to increase significantly over the next decade. According to 2010 U.S. Census data, the total U.S. population was projected to grow approximately 5% over the following five years, while the number of individuals in the United States over the age of 65 was projected to grow approximately 16% in that same time. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase as well.

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

Strategic Locations

We believe that the proximity of our design, prototyping and engineering centers to our major customers and the advantageous location of our manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers near Boston, Massachusetts and Minneapolis, Minnesota, and our manufacturing centers in Galway, Ireland, and near Minneapolis, Minnesota are strategically located near our major customers. In addition, our Juarez, Mexico and Penang Malaysia facilities provide our customers with low-cost manufacturing and assembly capabilities.

Recurring Free Cash Flow

We believe that as large medical device companies look to partner with suppliers of significant scale and stability, we are favorably positioned by having steady margins and considerable liquidity. It is our belief that these factors combined with modest capital expenditures and working capital requirements will provide a base from which to generate recurring free cash flow.

Focus on Cost Savings

Since 2007, we have streamlined our sales, finance, quality, engineering and customer service organizations into centrally managed organizations. Since that time, we have also continued to focus on optimizing our operating performance and aligning our service capabilities to more strategically meet our customers’ needs. In the process, we continuously seek to improve capital and facility utilization and enhance our cost structure and recently completed a multi-year deployment of a common enterprise resource planning platform across our manufacturing facilities.

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

Leverage Design and Prototyping Capabilities and Presence

We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations and equipment. We currently have design facilities near Minneapolis, Minnesota and Boston, Massachusetts. We believe being involved in the initial design and prototyping of medical devices positions us favorably to win the ongoing manufacturing business for these devices as they move to volume production.

Provide an Integrated Supply Chain Solution

We are constantly adding strategic capabilities in order to provide a continuum of service for our customers throughout their product life cycles, thereby allowing them to reduce the number of vendors they deal with and focus their resources on speed to market. These capabilities range from concept validation and design and development, through manufacturing, warehousing and distribution. We are also evaluating other low cost capabilities and partnerships with customers. For example, our established presence in low-cost regions such as Juarez, Mexico and Penang, Malaysia will continue to help us provide our customers with the most cost-effective solutions to meet their needs.

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

Customers

Our customers include leading worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopedic markets. We maintain strong relationships with our customers by delivering highly customized and engineered finished goods, assemblies, and components for their markets. For each of the years ended December 31, 2009, 2010 and 2011, approximately 95% of our net sales were derived from medical device companies. The remaining 5% of our net sales was derived from customers that serve the electronics, computer, industrial equipment and consumer markets for which we manufacture high quality, complex components that are used in such products as high density discharge lamps, fiber optics, motion sensors and power generators.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. We provide numerous products and services to our customers across their varied business units. For each of the years ended December 31, 2009, 2010 and 2011 our 10 largest medical device customers accounted for approximately 60%, 64% and 65% of our consolidated net sales. In particular, Johnson & Johnson and Medtronic each accounted for more than 10% of our net sales for the years ended December 31, 2009, 2010 and 2011. In addition, Boston Scientific accounted for more than 10% of our net sales for the year ended December 31, 2011.

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

Our firm order backlog at December 31, 2010 and 2011 totaled approximately $206.7 million and $233.0 million, respectively. Substantially all of the 2011 orders are expected to be shipped within one year.

International Operations

For the years ended December 31, 2010 and 2011, approximately 17% and 19% of our sales, respectively were to customers outside of the United States. International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles. Refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding sales and long-lived assets by country.

During 2011, the Company completed the build-out of its Penang, Malaysia facility. Production commenced in the first quarter of 2012.

Information Technology

We use the Oracle 11i enterprise resource planning, or ERP, system across our primary manufacturing facilities. We believe our ERP platform and related information technology systems enables us to better serve our customers by aiding us in predicting customer demand, utilizing the latest production planning methodologies, taking advantage of economies of scale in purchasing, providing greater flexibility to move product from design to manufacturing at various sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, or CAD, and computer aided manufacturing, or CAM, software at our facilities which allows us to improve our product quality and enhance the interactions between our engineers and our customers. We deploy our systems to provide direct business benefits to us, our customers and our suppliers.

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

Government Regulation

Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations and have in the past paid civil penalties and taken corrective measures for violations of environmental laws. In anticipation of proposed changes to air emission regulations, we have incorporated advanced air emission control technologies at one of our manufacturing sites which uses a regulated substance. To date, such matters have not had a material impact on our business or financial condition. However, we cannot assure you that such matters will not have a material impact on us in the future.

In prior years, we have entered into several settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements have had a material impact on our business or financial condition.

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

At December 31, 2011, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2012, related primarily to the Collegeville remediation. We have prepared estimates of our potential liability, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

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

Employees

As of December 31, 2011, we had 3,246 employees. We also employ a number of temporary employees to assist with various projects. Other than certain employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

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

As of December 31, 2011, our total indebtedness was $715.0 million, which consists of $400.0 million of 8 3/8% Senior Secured Notes due in 2017 (the “2017 Senior Secured Notes”), $315.0 million of 10% Senior Subordinated Notes, due in 2017 (the “2017 Senior Subordinated Notes”) and an Asset Based Revolving line of credit with an aggregate borrowing capacity of $75.0 million, subject to borrowing base limitations (the “ABL Revolver”). No amounts were outstanding on the ABL Revolver at December 31, 2011. The 2017 Senior Secured Notes and the 2017 Senior Subordinated Notes are collectively referred to as the “2017 Notes”. The annual cash interest payments on the 2017 Notes total approximately $65.0 million.

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

•

If we fail to satisfy our obligations under the 2017 Notes or fail to comply with the financial and other restrictive covenants contained in the indentures that govern our 2017 Notes, or the Credit Agreement that governs our ABL Revolver, it could result in an event of default, which could result in all of our indebtedness becoming immediately due and payable and could permit the holders of the 2017 Notes and our ABL Revolver lenders to foreclose on our assets securing such indebtedness.

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

The amount of borrowings permitted at any time under the ABL Revolver is limited to a periodic borrowing base valuation of our inventory and accounts receivable. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under or the early termination of the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 31, 2011, our borrowing capacity under the ABL Revolver was approximately $27.6 million, after giving effect to outstanding letters of credit and borrowing base limitations. Because the borrowing base under the ABL Revolver depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity in the future.

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

During 2011, cash flows from operating, investing, and financing activities totaled a net decrease in cash and cash equivalents of approximately $1.9 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The ABL Revolver and the indentures governing the 2017 Notes restrict our ability to sell assets and use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

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

Our business could be materially adversely affected as a result of general economic and market conditions, including recent economic uncertainty.

We are subject to the effects of general global economic and market conditions. For example, during 2008 and 2009, disruptions in the banking sector and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in fixed income, credit and equity markets. In addition, the United States and some foreign countries that are markets for our products have recently experienced slow or negative economic growth and downgrades in their sovereign debt ratings. If these conditions persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected. Possible consequences on our business include reduced customer demand, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the year ended December 31, 2011 our ten largest customers accounted for approximately 65% of our net sales. In particular, Johnson & Johnson, Medtronic and Boston Scientific each accounted for more than 10% of our net sales for the year ended December 31, 2011. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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

We have international manufacturing operations in Europe, Mexico and Malaysia. We also receive a portion of our net sales from international customers. During 2011, approximately 19% of our net sales were to foreign customers, of which 12% was generated by exports from our facilities in the United States and the remaining 7% was generated from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

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

We may expand into new geographic or product markets through the development of new product applications based on our existing specialized manufacturing, design and engineering capabilities and services. For example, we recently established a manufacturing facility in Malaysia. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, price competition in new markets and unfavorable political, legal and economic environment of the new markets. If our attempts to expand into new markets are unsuccessful, our financial condition could be adversely affected and our business harmed.

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

As of December 31, 2011, our goodwill represented approximately $629.9 million, or 57.9%, of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. Goodwill impairment charges recognized in prior years amount to $217.3 million through December 31, 2011. We could be required to recognize additional non-cash reductions in our earnings in the future resulting from the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our ABL Revolver, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011.

Some of our operations are highly cyclical.

We have established customer relationships with companies outside of the medical device market. These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the year ended December 31, 2011 these industrial operations accounted for approximately 5% of our net sales. Historically, net sales from these operations have been highly cyclical. Additionally, a significant portion of our orthopedic sales are for instruments used in implant procedures. Our sales from orthopedic instrumentation related products are directly related to the timing of product launches by our customers. Delays in product releases by our orthopedic customers can result in increased volatility in our net sales. We cannot predict when volume volatility will occur and how severely it will impact our results of operations.

We face risks associated with the use and enhancement of our Enterprise Resource Planning System.

We use a third party enterprise resource planning system, or ERP System, across many of our facilities, which enables sharing of customer and supplier operations and engineering data across our company. We continue to enhance this ERP system to improve its capabilities. Enhancement of the ERP system may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP system. Further, we may experience interruptions in service due to failures of the ERP system. Continuing and uninterrupted performance of our ERP system is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material effect on our business, financial condition, results of operations and cash flows.

We license the ERP software from a third party. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that we will be able to develop substitutes for this software independently or to obtain alternative sources at acceptable prices or in a timely manner. Any delays in obtaining or developing substitutes for licensed software could have a material effect on our operations.

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

Subsequent to December 31, 2011 our internal controls over financial reporting may not be effective and we may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent registered public accounting firm to attest to, their internal controls over financial reporting. On July 21, 2010, the Dodd- Frank Wall Street Reform and Consumer Protection Act (“Dodd- Frank”) was signed into law. Dodd-Frank provides a permanent exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 (“Section 404(b)”) for those entities that are neither large accelerated filers nor accelerated filers. As a result, the requirement for us to have our independent registered public accounting firm attest to, and report on, our internal controls over financial reporting does not currently apply. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011 based on the framework and criteria established in Internal Control—Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2011. If we are not able to certify as to the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire additional personnel. Any such action could negatively affect our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 17 facilities and own 6 facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	133,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado	40,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Orchard Park, New York	64,000	Lease
Pittsburgh, Pennsylvania	68,000	Own
Salem, Virginia	66,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	42,000	Lease
Upland, California	50,000	Lease
Watertown, Connecticut	46,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	55,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	16,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England (1)	11,000	Lease
Penang, Malaysia	61,000	Own

Total	1,246,000

(1)	In December 2011 the Company’s Board of Directors approved a plan to close its Manchester facility. We expect the facility to be closed on or about the date of this filing.

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

Item 4. Mine Safety Disclosures

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

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data for the years ended December 31, 2007, 2008, 2009, 2010 and 2011. The results of operations for any year are not necessarily indicative of the results to be expected for any future year.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2007	2008	2009	2010	2011
STATEMENT OF OPERATIONS DATA:
Net sales	$471,681	$525,476	$478,793	$506,954	$531,782
Cost of sales	349,929	386,143	347,783	369,250	400,848

Gross profit	121,752	139,333	131,010	137,704	130,934
Selling, general and administrative expenses	52,454	58,814	47,725	52,002	54,288
Research and development expenses	2,565	2,924	2,064	2,393	2,522
Restructuring charges	729	2,499	5,727	(117)	348
Merger related costs	(67)	—	—	—	—
Amortization of intangible assets	15,506	14,939	14,939	14,939	14,939
Loss (gain) on disposal of property and equipment	345	1,074	966	15	(706)
Impairment of goodwill and intangibles (1)	251,253	—	—	—	—

Income (loss) from operations	(201,033)	59,083	59,589	68,472	59,543
Other (expense) income, net
Interest expense, net	(67,367)	(65,257)	(56,569)	(73,939)	(68,883)
Loss on debt extinguishment	—	—	—	(20,882)	—
Other (expense) income, net	(1,090)	(2,453)	(514)	6,211	30

Total other (expense)	(68,457)	(67,710)	(57,083)	(88,610)	(68,853)

(Loss) income before income taxes	(269,490)	(8,627)	2,506	(20,138)	(9,310)
Income tax expense	5,391	4,689	3,576	4,365	5,629

Net loss	$(274,881)	$(13,316)	$(1,070)	$(24,503)	$(14,939)

OTHER FINANCIAL DATA:
Cash flows provided by (used in):
Operating activities	$8,218	$41,996	$55,479	$34,575	$29,015
Investing activities	(23,806)	(15,734)	(14,150)	(25,878)	(29,840)
Financing activities	18,280	(17,001)	(22,171)	(1,521)	(771)
Capital expenditures	23,952	17,363	16,434	25,944	30,810
Depreciation and amortization	35,378	35,636	37,128	37,358	38,740
EBITDA (2)	(166,745)	92,266	96,203	91,159	98,313
Adjusted EBITDA (2)	86,606	103,974	109,818	110,147	103,390
Ratio of earnings to fixed charges (3)	—	—	1.04	—	—
Deficiency of earnings to fixed charges	$269,490	$8,627	$—	$20,138	$9,310

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$5,688	$14,525	$33,785	$40,787	$38,858
Total assets	1,122,365	1,102,731	1,078,975	1,098,076	1,087,422
Total debt, net of unamortized discount	721,201	706,536	684,657	712,684	712,989
Total stockholder’s equity	311,995	302,173	306,516	280,508	266,900

(1)	We recorded impairment charges for the impairment of goodwill and other intangible assets of $217.3 million and $34.0 million, respectively, during the year ended December 31, 2007.
(2)	We define “EBITDA” as net loss before net interest expense, income tax expense, depreciation and amortization. Since EBITDA may not be calculated in the same manner by all companies, this measure may not be comparable to similarly titled measures by other companies. “Adjusted EBITDA” is defined as EBITDA, adjusted to give effect to unusual items, non-cash items and certain other adjustments, all of which are required in determining compliance with certain restrictive covenants of the indentures governing the 2017 Notes and the credit agreement governing our ABL Revolver.

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

We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical and Stryker. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across their separate divisions and multiple products. During 2009, 2010 and 2011, our 10 largest customers accounted for approximately 60%, 64% and 65% of net sales with two customers each accounting for greater than 10% of net sales in 2009 and 2010 and three customers each accounting for greater than 10% of net sales in 2011.

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

Net Sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price from the buyer is fixed or determinable, and collectibility is reasonably assured. Generally, we recognize revenue based on written arrangements or purchase orders with our customers and upon transfer of title of the product or rendering of the service. Amounts billed for shipping and handling fees are classified within net sales in our consolidated statements of operations. Costs incurred for shipping and handling fees are classified as cost of sales. We provide an allowance for estimated future returns in the period revenue is recorded. The estimate of future returns is based on such factors as known pending returns and historical return data. We primarily generate our sales domestically. For each of the years ended December 31, 2009 and 2010, approximately 83% of our net sales were to customers located in the United States. For the year ended December 31, 2011, approximately 81% of our net sales were to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers’ ability to forecast their requirements.

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

Results of Operations

The following table sets forth our operating data as a percentage of net sales for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.6	72.8	75.4

Gross profit	27.4	27.2	24.6
Selling, general and administrative expenses	10.0	10.3	10.2
Research and development expenses	0.4	0.5	0.5
Restructuring charges	1.2	—	—

Loss (gain) on disposal of property and equipment	0.2	—	(0.1)

Amortization of intangible assets	3.1	2.9	2.8

Income from operations	12.5%	13.5%	11.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales

Net sales for 2011 were $531.8.0 million, an increase of $24.8 million, or 4.9%, compared to net sales of $507.0 million for 2010. The increase in net sales is attributable to higher sales volume of $19.2 million, net of price decreases of $5.3 million, and approximately $10.9 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Three customers, Johnson & Johnson, Medtronic and Boston Scientific, each accounted for greater than 10% of our net sales in 2011. Two customers, Johnson & Johnson and Medtronic, each accounted for greater than 10% of our net sales in 2010.

Cost of Sales and Gross Profit

Cost of sales was $400.8 million for 2011 compared to $369.3 million for 2010, an increase of $31.5 million, or 8.5%. Cost of sales reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to increased material costs resulting from the sales increase related to platinum of approximately $10.9 million, increases in material costs primarily related to the increase in net sales of approximately $2.3 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content of approximately $5.1 million, increased variable labor costs resulting primarily from wage inflation of approximately $5.7 million, increased manufacturing overhead costs of approximately $9.7 million, offset by lower variable manufacturing costs of $2.2 million.

Gross profit for 2011 was $130.9 million, or 24.6% of net sales, compared to $137.7 million, or 27.2% of net sales, for 2010. The decrease in our gross profit of $6.8 million for 2011 compared to 2010 was primarily attributable to higher fixed manufacturing costs, increases in the market price of certain non-precious metals which we use extensively in manufacturing, and higher labor costs during the December 31, 2011 compared to the year ended December 31, 2010. As a percent of sales, gross profit decreased 2.6% during 2011 compared to 2010, due to the increase in sales of platinum, which represented 0.5% of the gross profit decrease as a percent of sales and overall higher manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses were $54.3 million for 2011 compared to $52.0 million for 2010. The net $2.3 million increase in SG&A expenses was primarily attributable to higher employee related costs of $2.4 million, offset by a net decrease in discretionary SG&A spending totaling $0.1 million The increases in employee related costs reflect increased sales commissions of $0.2 million, increased retirement benefits of $0.6 million related primarily to a supplemental retirement plan maintained for an executive of the Company, higher non-cash compensation totaling $0.3 million and higher labor compensation and benefits provided for salaried and hourly SG&A personnel totaling $1.3 million.

Research and development expenses

Research and development expenses for 2010 were $2.4 million compared to $2.5 million for 2011. The increase of $0.1 million in 2011 compared to 2010 is related to an increase in discretionary spending during the year ended December 31, 2011 compared to the year ended December 31, 2010. Research and development expenses for both 2011 and 2012 include grant funds received totaling $0.1 million from the government of Ireland related to eligible research and development spending in Ireland.

Restructuring charges

In December 2011, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Manchester, England. The facility will be closed, and all employees will be terminated, on or about March 31, 2012. All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through the closing date. The total one-time termination benefits total approximately $0.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive the benefits. During the year ended December 31, 2011, the Company recorded $0.3 million of costs related to these one-time termination benefits which is recorded within “Restructuring charges” in the accompanying consolidated statement of operations for the year ended December 31, 2011.

During 2010, the Company reduced its estimates that are used in determining the amount of its liability related to restructuring charges. As a result, restructuring charges reflects an expense reduction of $0.1 million in 2010.

Loss on disposal of property and equipment

During the year ended December 31, 2011, the Company recorded approximately $0.7 million of net gains related to the disposal of property and equipment compared to $15,000 during the year ended December 31, 2010. During the year ended 2011, the Company sold certain intellectual property which resulted in a gain of approximately $0.7 million.

Amortization

Amortization of finite-lived intangible assets was $14.9 million for 2010 and $14.9 million for 2011.

Interest expense, net

Interest expense, net, decreased $5.1 million to $68.9 million in 2011, compared to $74.0 million in 2010. The decrease was primarily the result of lower rates of interest on our outstanding fixed rate indebtedness resulting from the debt refinancing transactions we completed in 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other (expense) income, net

Other (Expense) Income, net includes foreign currency gains and losses and mark-to-market gains and losses on derivative instruments that we held through November 2010. During the year ended December 31, 2011, we recorded a currency exchange loss of $0.1 million compared to a gain of approximately $1.5 million during the year ended December 31, 2010. This difference of approximately $1.6 million is due primarily to a decline in the in the dollar foreign exchange rate compared to the foreign exchange rate of the Euro during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Through November 2010, we maintained an interest rate swap agreement which reduced our exposure to variable interest rates on our then outstanding term indebtedness. During the year ended December 31, 2010 we realized a $4.5 million gain related to this interest rate swap agreement resulting from the changes in the underlying fair value of the interest rate swap agreement. The fair value of the interest rate swap agreement was largely dependent on movements in short-term interest rates, among other factors.

Income tax expense

Income tax expense for 2011 was $5.6 million and consisted of $2.0 million of deferred income taxes, which included $2.9 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. Income tax expense for 2010 was $4.4 million and consisted of $3.1 million of deferred income taxes, which included $3.3 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. At December 31, 2011, we provided a valuation allowance for substantially all of our net deferred tax assets that are temporary as we have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized.

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

Cost of Sales and Gross Profit

Cost of sales was $369.3 million for 2010 compared to $347.8 million for 2009, an increase of $21.5 million, or 6.2%. Cost of sales reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in Cost of sales is primarily attributable to higher 2010 revenue and, to a lesser extent, higher variable manufacturing costs resulting from (i) an increase in labor costs reflecting increased use of temporary personnel, which carries a higher cost per hour and (ii) increased costs of certain metals including platinum. These increases were partially offset by a reduction in our environmental liability of $1.3 million during 2010.

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

Interest expense, net

Interest expense, net, increased $17.4 million to $74.0 million in 2010, compared to $56.6 million in 2009. The increase was primarily the result of a higher rate of interest on our 2017 Notes compared to our term loan, which was refinanced in January 2010, and higher gross debt outstanding during 2010 compared to 2009 as a result of two refinancing transactions completed during 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At December 31, 2011, we had $12.1 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of December 31, 2011, our total indebtedness amounted to $715.0 million. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash provided by operations was $29.0 million during 2011, compared to 34.6 million in 2010. The decrease in cash provided by operating activities of $5.6 million is primarily attributable to lower operating profitability offset by lower demand for working capital investments and lower cash interest costs.

Cash used in investing activities was $29.8 million during 2011 compared to $25.9 million during 2010. The increase in cash used for investing activities of $3.9 million during 2011 is attributable to higher capital asset acquisitions of $4.8 million, offset by the proceeds from sale of intellectual property of $0.9 million. During 2011, cash used in financing activities was $0.7 million compared to $1.5 million during 2010. During 2010, the Company completed two transactions to refinance its then outstanding indebtedness which resulted in a net use of $2.1 million of cash which was offset by $0.6 million received from the sale of stock in the Company’s parent company. In 2011, cash used for financing activities primarily reflects remaining payments of debt issuance costs related to the refinancing completed in 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Capital Expenditures. We expect our capital expenditures for 2012 to approximate 5% of revenues and to include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of December 31, 2011, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2012, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at December 31, 2011 includes $1.7 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at December 31, 2011.

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

Indebtedness. At December 31, 2011 our aggregate debt was approximately $715.0 million substantially all of which was due in 2017. Our debt at December 31, 2011 consisted of our Senior Secured Notes which bear interest at 8.375% and our Senior Subordinated Notes which bear interest at 10%. In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $27.6 million at December 31, 2011. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010 and our Senior Subordinated Notes were issued in October 2010.

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

&All obligations under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by all the Company’s domestic restricted subsidiaries (refer to Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for supplemental guarantor financial information). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the guarantors, including:

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

At December 31, 2011 the Company is in compliance with all covenants.

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

The following table sets forth a reconciliation of net loss to EBITDA for the years indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(1,070)	$(24,503)	$(14,939)
Interest expense, net	56,569	73,939	68,883
Provision for income taxes	3,576	4,365	5,629
Depreciation and amortization	37,128	37,358	38,740

EBITDA	$96,203	$91,159	$98,313

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
EBITDA	$96,203	$91,159	$98,313
Adjustments:
Restructuring charges	5,727	(117)	348
Stock-based compensation—employees (a )	617	695	1,021
Stock-based compensation—non-employees(a )	93	90	90
Severance and relocation (b )	1,968	1,942	1,701
Executive recruiting costs (b )	310	—	307
Loss (gain) on disposal of property and equipment(c )	966	15	(706)
Management fees to stockholder (d )	1,216	1,231	1,292
Currency (gain)/ loss (e )	900	(1,467)	97
Loss (gain) on derivative instruments (f )	(425)	(4,511)	—
Plant closure costs and other (g )	2,243	49	158
Other taxes (h )	—	179	769
Loss on debt extinguishment (i )	—	20,882	—

Adjusted EBITDA	$109,818	$110,147	$103,390

The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Adjusted EBITDA	$109,818	$110,147	$103,390
Net changes in operating assets and liabilities	9,645	(685)	(1,776)
Interest expense, net	(56,569)	(73,939)	(68,883)
Cash portion of restructuring charges	(4,599)	—	(8)
Deferred tax provisions	2,456	3,087	2,801
Income tax expense	(3,576)	(4,365)	(5,629)
Amortization of debt discount and non-cash interest	4,229	3,662	2,934
Other items, net	(5,925)	(3,332)	(3,814)

Net cash provided by operating activities	$55,479	$34,575	$29,015

Net cash used in investing activities	$(14,150)	$(25,878)	$(29,840)

Net cash provided by (used in) financing activities	$(22,171)	$(1,521)	$(771)

(a)	We provide for the adjustment to EBITDA for non-cash compensation.
(b)	We provide for the adjustment to EBITDA for certain expenses, including employee severance and relocation expenses and recruitment costs for our Executive Management.
(c)	We provide for the adjustment to EBITDA for all gains and losses from sales of our property, plant and equipment.
(d)	We have a management services agreement with KKR that provides for a $1.0 million annual payment, with such amount to increase by 5% per year. See Item 13-Certain Relationships and Related Party Transactions.
(e)	We provide for the adjustment to EBITDA to exclude the effects of any non operating currency gains and losses.
(f)	We provide for the adjustment to EBITDA to exclude the effects of any (gains) or losses on derivative instruments used to hedge future cash flows. Refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(g)	We provide for the adjustment to EBITDA to exclude the effects of any other costs related to the closure of a facility.
(h)	We provide for the adjustment to EBITDA for franchise and certain non-income based taxes pursuant to the agreements governing the ABL Revolver and our 2017 Notes.
(i)	We provide for the adjustment to EBITDA for the loss on debt extinguishments related to our refinancing transactions completed in 2010.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for stand-by letters of credit of $12.1 million outstanding at December 31, 2011.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of December 31, 2011 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Senior Secured Notes (1)	$584,250	$33,500	$67,000	$67,000	$416,750
2017 Senior Subordinated Notes (1)	504,000	31,500	63,000	63,000	346,500
Capital leases	22	7	14	1	—
Operating leases	23,245	6,150	9,571	5,398	2,126
Purchase obligations (2)	36,660	36,660	—	—	—
Other obligations (3)	38,779	388	1,048	663	36,680

Total	$1,186,956	$108,205	$140,633	$136,062	$802,056

(1)	Includes annual interest payments and principal payments due in 2017.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.3 million payable to employees and $1.0 million payable to non-employees, environmental remediation obligations of $1.7 million, accrued compensation and pension benefits of $4.0 million, deferred income taxes of $31.0 million and other obligations of $0.8 million.

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

Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our allowance for potential future product returns. We provide for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data, current economic conditions, and our customer base. The amount of revenue we recognize is directly impacted by the estimates made to establish the allowance for potential future product returns. Our allowance for sales returns was $1.4 million and $1.3 million at December 31, 2010 and 2011, respectively.

Allowance for Doubtful Accounts. We estimate the collectability of our accounts receivable in establishing our allowance for doubtful accounts. The allowance for doubtful accounts is determined based on an analysis of specific customer accounts, changes in payment patterns, historical experience, customer credit worthiness and current economic trends. Based on this analysis, we provide allowances for doubtful accounts at the time we estimate that collectability becomes uncertain. Our allowance for doubtful accounts was $0.6 million at December 31, 2010 and $0.7 million at December 31, 2011.

Valuation of Goodwill and Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite- lived intangible assets are subject to an annual impairment test, or more often, if impairment indicators arise. If based on the results of such assessment the carrying value of goodwill and intangible assets may not be recoverable, we measure impairment as an amount by which the carrying value of goodwill and intangible assets exceeds their fair value. When we evaluate potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the value of the reporting unit for a sustained period of time. We utilize a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows) to determine the fair value of the reporting unit. We evaluate our trade name and trademark using a relief-from-royalty methodology of the income approach, which measures the present value of the net after-tax savings excepted to be realized over the life of the intangible asset. We make assumptions about future cash flows, discount rates and other estimates in those models. Different assumptions and judgment determinations could yield different conclusions that would affect our operating results in the period that such change or determination is made. At October 31, 2011, the Company had one reporting unit and its fair value exceeded its carrying value by approximately 25%.

Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset or the asset group.

When we determine that the carrying value of intangible assets or fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or an income approach determined using discounted projected cash flows. The determination of fair value requires that we make assumptions about future cash flows, discount rates and other estimates. Different assumptions could yield different conclusions that would affect our operating results in the period that such determination is made. There were no impairment losses on long-lived assets incurred during 2009, 2010 and 2011.

Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs, including claim settlements or the projected costs to resolve claims increase significantly from the previously estimated amounts. Our accrued liability for self-insured workers’ compensation and employee health benefits at December 31, 2010 and December 31, 2011 were $4.9 million and $4.5 million, respectively.

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

Interest Rate Risk

At December 31, 2011 we were not subject to market risk as the interest rates on our long-term debt are fixed and we do not have a balance outstanding on our ABL revolver.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to changes in foreign currency exchange rates. We operate facilities in foreign countries. Our principal currency exposures relate to the Euro, the British pound, the Mexican peso and Malaysian ringgit. We consider impacts to our operating results related to foreign currency exposures to be low. Our foreign operations are generally cash flow positive and all transactions, both revenue and expense, are predominantly denominated in the local currency. As a result, any adverse currency changes would impact both revenue and expenses, offsetting each other, with little change to net income or loss and the related cash flows.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as platinum, gold, titanium, stainless steel, cobalt-chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations, in addition to certain instances where we generally pass through the cost of the raw material, such as with platinum. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers, we partially adjust prices for the impact of raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results could be affected.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and report of our Independent Registered Public Accounting Firm are included beginning on page 66 of this Annual Report on Form 10-K.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

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

(c) Changes in Internal Control over Financial Reporting.

In 2011, we completed the process of implementing the Oracle ERP system throughout the entire company. The implementation of Oracle during the year ended December 31, 2011 modified our existing controls at two manufacturing locations as they migrated to the Oracle ERP system.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and the directors, and their respective ages as of the date of this report, are as follows:

Name	Age	Position
Donald J. Spence	58	Chief Executive Officer, President and Director
Jeremy A. Friedman	58	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	55	Executive Vice President of Technology and Chief Technology Officer
James M. McGorry	55	Executive Vice President, Sales and Marketing
Dean D. Schauer	45	Executive Vice President Operations, Supply Chain and Engineering
Kenneth W. Freeman	61	Chairman of the Board and Director
James C. Momtazee	40	Director
Chris Gordon	39	Director

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

James M. McGorry has served as our Executive Vice President, Sales and Marketing, since August 2011. Prior to joining us, Mr. McGorry held various executive positions at Genzyme Corporation from 1998 to 2010, most recently serving as Senior Vice President, Oncology from 2003 to 2010. Mr. McGorry graduated from the United States Military Academy, West Point with a Bachelor of Science in Engineering and served in the United States Military from 1979 to 1985. He also holds an M.B.A from the Fuqua School of Business at Duke University.

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

Chris Gordon has been a Managing Director at Bain Capital since 2008 and has been with the firm since 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon holds an MBA from Harvard Business School and an AB in Economics from Harvard College. Mr. Gordon also serves as a member of the Board of Directors of HCA, Inc., CRC Health Group, Inc., Air Medical Group Holdings, Inc., Physio-Control, Inc. and Quintiles Transnational, Inc.

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

Item 11. Executive Compensation

Director Compensation

The non-employee directors of Accellent Holdings Corp. are paid an annual retainer of $30,000 in cash or phantom stock, as described below, for their service as members of the board of directors. Mr. Spence, who serves as our Chief Executive Officer in addition to serving as a director, did not receive any separate compensation in respect of his service as a director. In addition, all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Accellent Holdings Corp. has established a Directors’ Deferred Compensation Plan (the “Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual directors’ fees to a future date or dates. Any amounts deferred under the Plan are credited to a phantom stock account. The number of shares of phantom stock of Accellent Holdings Corp. credited to the director’s phantom stock account will be determined based on the amount of compensation deferred during any given year, divided by the then “fair market value per share” (as such term is defined in the Plan) of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the “fair market value per share” of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors. Upon a separation from service with the Accellent Holdings Corp. Board of Directors or the occurrence of a “change in control” of Accellent Holdings Corp. (as such term is defined in the Plan), each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in either cash or common stock of Accellent Holdings Corp. (subject to the prior election of each such director). The Plan may be amended or terminated at any time by the Accellent Holdings Corp. Board of Directors and in form and operation is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash ($) (1) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Momtazee	$30,000	$—	$—	$—	$—	$—	$30,000
Chris Gordon	$30,000	$—	$—	$—	$—	$—	$30,000
Kenneth W. Freeman	$30,000	$—	$—	$—	$—	$—	$30,000

(1)	Each Director elected to defer the entire amount of his fees for 2011 under the Plan to a phantom stock account.
(2)	Compensation for Donald J. Spence, a Director, is included in the Summary Compensation Table included elsewhere in this Item 11 as he served as our Chief Executive Officer during all of 2011.

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

Elements of Compensation for Named Executive Officers

We achieve the objectives of our compensation program through the use of several compensation elements. We use a combination of direct compensation, such as salary, bonus, equity awards, limited perquisites and indirect compensation in the form of retirement benefits. We also provide executives with change in control and severance protection. During 2011, our Named Executive Officers were Donald J. Spence, our President and Chief Executive Officer, Jeremy A. Friedman, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, Dean D. Schauer, our Executive Vice President of Operations, Supply Chain and Engineering, Jeffrey M. Farina, our Executive Vice President and Chief Technology Officer and James M. McGorry, our Executive Vice President, Sales and Marketing.

•	Salary

Our base salary payments are used to compensate executives for their role at Accellent and for their individual expertise and experience and to provide executives with a stable and predictable source of income. Annual merit increases are based on a combination of accomplishments versus objectives (50%), completion of the normal duties of the role as defined in the job description (20%) and abiding by Accellent’s values (30%). During 2011, each of Messrs. Friedman, Schauer and Farina received 4% salary increases as a result of the merit increase process. Mr. McGorry, who joined us in August 2011, did not receive any salary increase in 2011.

•	Bonus

Accellent’s short-term incentive program consists of our annual bonus plan. We use our annual bonus plan, in combination with salary, to provide the executive with a total compensation package that exceeds the market when all annual goals are met. Eligibility for the annual bonus plan is dependent on role within the organization as well as competitive market data. All of our executive officers participate in the annual bonus plan. Rewards are determined based upon the accomplishment of annual goals and objectives. An annual target bonus of a percentage of the base salary is established at date of hire, and reviewed annually, and also determined, near time of payment, utilizing a combination of financial target elements, such as growth of Adjusted EBITDA (as defined in Item 6 in the “Selected Financial Data” section above), and personal objectives. We believe that both the financial targets and personal objectives are achievable. Executives may also be eligible for bonuses in excess of the annual target bonus for substantially exceeding the financial targets or for extraordinary performance. In 2011, the Named Executive Officer bonus plan was based on achievement of a revenue target (40%), an Adjusted EBITDA target (40%) and achievement of a measure of employee engagement (20%). To achieve the full bonus potential at 100%, the Company must have achieved revenue of $535.4 million and Adjusted EBITDA of $115.0 million. The plan permits bonus achievement should a minimum level of achievement be reached. For 2011 these minimums were $110.1 million for Adjusted EBITDA and $515.0 million for revenue. Should any one of the three bonus criteria not be achieved the Company is not obligated to pay bonuses regardless of achievement of any of the other measures. In 2011, the Company’s Adjusted EBITDA was $103.4 million, revenue was $531.8 million and the employee engagement measure was achieved. Since the minimum Adjusted EBITDA was not achieved, bonuses to be paid for 2011 are discretionary. Notwithstanding that the minimum Adjusted EBITDA target was not achieved, the Board of Directors approved discretionary bonus payments representing 30% of each named executive officer’s target bonus.

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

Miscellaneous. The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the option holder. The Equity Plan may be amended or terminated by Accellent Holdings Corp.’s Board of Directors at any time. During 2011, considering several factors, including retention, Mr. Farina was granted 40,000 options.

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

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2009, 2010 and 2011 concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer and chief financial officer during the fiscal year ended December 31, 2011 and our other three Executive Vice Presidents who served in their roles during our most recently completed fiscal year. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Donald J. Spence	2011	559,625	152,955	—	—	—	—		—		712,580
President and Chief Executive Officer	2010	334,521	150,545	—	2,903,845	—	—		—		3,388,911

Jeremy A. Friedman	2011	380,996	69,416	—	—	—	—		7,440	(3)	457,852
Chief Financial Officer,	2010	368,408	112,333	—	223,527	—	—		7,910	(3)	712,178
Executive Vice President, Treasurer and Secretary	2009	360,000	—	—	—	—	—		7,530	(3)	367,530

Dean D. Schauer	2011	307,000	56,160	—	—	—	—		14,658	(5)	377,818
Executive Vice President,	2010	281,423	71,508	—	223,527	—	—		14,610	(5)	591,068
Operations, Supply Chain and Engineering	2009	248,482	—	—	234,611	—	—		14,672	(5)	497,765

Jeffrey M. Farina	2011	245,135	37,296	—	173,752	—	229,325	(4)	15,087	(5)	700,595
Executive Vice President of Technology and Chief Technology Officer	2010	237,176	60,062	—	—	—	1,059,732	(4)	15,117	(5)	1,372,087
	2009	232,101	—	—	—	—	217,295	(4)	15,046	(5)	464,442

James M. McGorry Executive Vice President, Sales and Marketing (1)	2011	111,301	20,036	—	282,706	—	—		2,348	(6)	416,391

(1)	Mr. McGorry joined the Company as Executive Vice President, Sales and Marketing in August 2011.
(2)	Option awards reflect the aggregate grant date fair value of awards granted during the applicable fiscal year calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation. For assumptions used to determine grant date fair value, see the “Stock-Based Compensation” section in Note 8 to the Consolidated Financial Statements.
(3)	This amount represents the change in the actuarial present value of accumulated pension benefits.
(4)	This amount represents employer contributions to a 401(k) plan, life insurance premiums, relocation costs and an incentive for Mr. Friedman’s participation in a Company sponsored wellness incentive.
(5)	This amount includes employer contributions to a 401(k) plan, life insurance premiums and auto allowances.
(6)	This amount includes employer contributions to a 401(k) plan.

Grants of Plan-Based Awards in 2011

The following table provides summary information for each of our named executive officers with respect to grants of plan-based awards in 2011.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Donald J. Spence	—	$152,955	—	—	—	—	—	—	—	—	—
Jeremy A. Friedman	—	$69,416	—	—	—	—	—	—	—	—	—
Dean D. Schauer	—	$55,266	—	—	—	—	—	—	—	—	—
Jeffrey M. Farina	—	$37,296	—	4/20/11	—	20,000	—	—	20,000	$3.00	$40,728
Jeffrey M. Farina	—	—	—	2/24/11	—	65,000	—	—	65,000	$3.00	$133,024
James M. McGorry	—	$66,788	—	10/20/11	—	150,000	—	—	150,000	$3.00	$282,706

The time-based options generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the option’s grant date. Performance options generally become exercisable over the first five fiscal years occurring after the grant date upon the achievement of certain performance targets. In the event that performance targets are not achieved in any given fiscal year but are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved. For further details on performance options, see the “Compensation Discussion & Analysis” section.

Employment Agreements

We have entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries. The terms of these employment agreements are set forth below.

In April 2010, we entered into an employment agreement with Donald J. Spence to serve as our President and Chief Executive Officer. We and Mr. Spence amended the employment agreement as of October 2011. Under the agreement, Mr. Spence is entitled to an annual salary of $550,000, subject to subsequent annual adjustment. Mr. Spence is eligible for an annual target bonus of 90% of his base salary (the “Annual Target Bonus”), based upon his reaching individual and Company-related performance milestones. Mr. Spence was also eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. The agreement also incorporates non-competition provisions. Mr. Spence’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

In September 2007, we entered into an employment agreement with Jeremy Friedman to serve as our Executive Vice President and Chief Financial Officer. We and Mr. Friedman amended the employment agreement as of March 2008 and as of December 2008. Under the amended agreement, Mr. Friedman is entitled to an annual salary of $360,000, subject to subsequent annual adjustment. Mr. Friedman is eligible for an annual target bonus of 60% of his base salary (the “Annual Target Bonus”), based upon Mr. Friedman reaching individual and Company-related performance milestones. Mr. Friedman may also be eligible for bonuses in excess of the Annual Target Bonus of up to one and one-half times the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. For 2008, Mr. Friedman’s bonuses were paid in the form of fully vested shares of common stock of Accellent Holdings Corp. to the extent that Mr. Friedman had not made an investment in Accellent Holdings Corp. of an amount equal to $150,000 at the time the bonuses were paid. The agreement also incorporates non-competition provisions. Mr. Friedman’s employment agreement is subject to termination upon 90 days written notice.

As of February 24, 2011, we entered into an employment agreement with Jeffrey M. Farina to continue as our Executive Vice President of Technology and Chief Technology Officer. Under the agreement, Mr. Farina is entitled to an annual salary of $240,000, subject to subsequent annual adjustment. In addition, Mr. Farina is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Farina reaching individual and Company-related performance milestones. Mr. Farina may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. The agreement also incorporates non-competition provisions. The agreement also entitles Mr. Farina to a longevity bonus of $150,000 if he remains employed with Accellent through January 1, 2015.

In July 2009, we entered into an employment agreement with Dean D. Schauer to serve as our Executive Vice President of Operations, Supply Chain and Engineering. We and Mr. Schauer amended the employment agreement as of October 2011. Under the agreement, Mr. Schauer is entitled to an annual salary of $275,000, subject to subsequent annual adjustment. In addition, Mr. Schauer is eligible for an annual target bonus of 50% of his base salary (the “Annual Target Bonus”), based upon Mr. Schauer reaching individual and Company-related performance milestones. Mr. Schauer may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. The agreement also incorporates non-competition provisions. Mr. Schauer’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 90 days written notice.

In August 2011, we entered into an employment agreement with James M. McGorry to serve as our Executive Vice President, Sales and Marketing. Under the agreement, Mr. McGorry is entitled to an annual salary of $325,000, subject to subsequent annual adjustment. In addition, Mr. McGorry is eligible for an annual target bonus of 60% of his base salary (the “Annual Target Bonus”), based upon Mr. McGorry reaching individual and Company-related performance milestones. Mr. McGorry may also be eligible for bonuses in excess of the Annual Target Bonus for substantially exceeding the specified milestones, as well as for other extraordinary performance. The agreement also incorporates non-competition provisions. Mr. McGorry’s employment agreement has a two year initial term with one year extensions after the initial term and is subject to termination upon 60 days written notice.

Outstanding Equity Awards at December 31, 2011

The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2011. All stock options in the table below were granted by Accellent Holdings Corp. Our named executive officers did not hold any other form of equity-based compensation as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Donald Spence	250,000	1,000,000	1,250,000	$3.00	5/24/20
Jeremy Friedman	566,650	100,000	333,350	$3.00	9/4/17
	20,000	80,000	100,000	$3.00	7/20/20
Jeffrey M. Farina	20,182	—	—	$1.25	7/19/14
	82,401	—	82,401	$5.00	11/22/15
	93,330	40,000	66,670	$3.00	4/29/18
	—	20,000	20,000	$3.00	4/20/21
	—	65,000	65,000	$3.00	2/24/21
Dean D. Schauer	40,363	—	—	$1.25	7/1/14
	20,182	—	—	$1.25	7/19/14
	20,812	—	20,812	$5.00	11/22/15
	25,000	—	25,000	$5.00	12/19/16
	34,999	15,000	25,001	$3.00	4/29/18
	60,000	90,000	150,000	$3.00	7/14/19
	20,000	80,000	100,000	$3.00	7/20/20
James M. McGorry	—	150,000	150,000	$3.00	10/20/21

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

Option Exercises and Stock Vested in 2011

The following table provides summary information for each of our named executive officers with respect to option exercises and stock vested in 2011. All stock awards vested as noted in the table below were in the stock of Accellent Holdings Corp.

Name	Option Exercises and Stock Vested in 2011
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Donald J. Spence	—	—	—	—
Jeremy Friedman	—	—	—	—
Dean D. Schauer	—	—	—	—
Jeffrey M. Farina	—	—	—	—
James M. McGorry	—	—	—	—

Pension Benefits for 2011

We maintain a Supplemental Executive Retirement Pension Program (“SERP”) for one of our named executives. Mr. Farina is the only named executive officer who participates in the SERP because he is the only named executive officer who was affiliated with us before we discontinued new participation in the SERP. Benefits under the SERP are shown in the table below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey Farina	SERP	20	$816,265	$—

The present value of the accumulated benefit was determined based on discounted cash flows at a rate of 5.5%. Annual salary increases were projected at the rate of 3%. Benefits are payable if the participant has at least 10 years of service and retires no earlier than age 55. Termination prior to age 55 will result in forfeiture of the SERP benefit.

Potential Payments Upon Termination or Change-In-Control

Severance Arrangements

We have entered into severance and change-in-control agreements with certain of our named executive officers. The terms of these agreements are set forth below.

If Mr. Spence is terminated without cause or decides to leave his employment for good reason, then we will pay Mr. Spence in equal installments over 24 months, an amount equal to two times the sum of his (i) then-effective base salary and (ii) annual bonuses earned in respect of the two fiscal years prior to the termination (provided that this amount will be paid in one lump sum if the termination occurs within 24 months of a change of control). We will also continue to provide health, dental and vision insurance for 24 months from the date of termination of employment. We estimate the total severance cost to be approximately $1.8 million based on Mr. Spence’s compensation level as of December 31, 2011 and bonuses for 2011 and 2010. If Mr. Spence is terminated due to death or disability, then the Company will pay to the estate of Mr. Spence or Mr. Spence, as the case may be, the compensation that would otherwise be payable to Mr. Spence through the date of his termination including pro-rata bonus. If Mr. Spence is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.

If Mr. Friedman is terminated without cause or decides to leave his employment for good reason, then we will pay Mr. Friedman, in equal installments over 18 months, an amount equal to the present value (using an 8% discount rate) of one and one half times the sum of his (i) then-effective base salary and (ii) annual bonus earned in respect of the fiscal year prior to the termination provided that this amount will be paid in one lump sum if a change of control occurs and Mr. Friedman is terminated (whether in anticipation of the change of control or thereafter). We will also continue to provide health, dental and vision insurance for eighteen months from the date of termination of employment. We estimate the total severance cost to be approximately $565,000 based on Mr. Friedman’s compensation level as of December 31, 2011 and bonus for 2011. If Mr. Friedman is terminated due to death or disability, then the Company will pay to the estate of Mr. Friedman or Mr. Friedman, as the case may be, the compensation that would otherwise be payable to Mr. Friedman through the date of his termination including pro-rata bonus. If Mr. Friedman is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.

If Mr. Farina is terminated without cause, then we will continue to pay Mr. Farina his base salary for a period of 12 months from the date of termination. We will also continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. We estimate the total severance cost to be approximately $260,000 based on Mr. Farina’s compensation level as of December 31, 2011. If Mr. Farina is terminated due to death or disability, then the Company will pay to the estate of Mr. Farina or Mr. Farina, as the case may be, the compensation that would otherwise be payable to Mr. Farina through the end of the month in which the termination occurs. If Mr. Farina is terminated for cause or decides to leave his employment, his rights to base salary, benefits and bonuses shall immediately terminate.

If Mr. Schauer is terminated without cause or decides to leave his employment for good reason, then we will continue to pay Mr. Schauer in equal installments over twelve months, an amount equal to the sum of his (i) then-effective base salary and (ii) annual bonus earned in respect of the fiscal year prior to the termination (provided that this amount will be paid in one lump sum if the termination occurs within 24 months of a change of control). We will also continue to provide health, dental and vision insurance for twelve months from the date of termination of employment. We estimate the total severance cost to be approximately $380,000 based on Mr. Schauer’s compensation level as of December 31, 2011 and bonus for 2011. If Mr. Schauer is terminated due to death or disability, then the Company will pay to the estate of Mr. Schauer or Mr. Schauer, as the case may be, the compensation that would otherwise be payable to Mr. Schauer through the date of his termination including pro-rata bonus. If Mr. Schauer is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.

If Mr. McGorry is terminated without cause or decides to leave his employment for good reason, then we will continue to pay Mr. McGorry in equal installments over twelve months, an amount equal to the sum of his (i) then-effective base salary and (ii) annual bonus earned in respect of the fiscal year prior to the termination (provided that this amount will be paid in one lump sum if the termination occurs within 24 months of a change of control). We estimate the total severance cost to be $345,036 based on Mr. McGorry’s compensation level as of December 31, 2011 and bonus for 2011. If Mr. McGorry is terminated due to death or disability, then the Company will pay to the estate of Mr. McGorry or Mr. McGorry, as the case may be, the compensation that would otherwise be payable to Mr. McGorry through the date of his termination including pro-rata bonus. If Mr. McGorry is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate.

Change in Control Arrangements

In addition, immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp. All named executives have entered into this change in control arrangement. Assuming that as of December 31, 2011 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of December 31, 2011.

Following the completion of the Acquisition, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering. In 2011, because there would have been no value to the acceleration of options no excise tax would have been incurred.

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

The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 19, 2012 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock (1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	71.7%
Bain Capital (3)	30,550,000	23.9%
Donald J. Spence	200,000	*
Jeremy A. Friedman (4)	516,650	*
Jeffrey M. Farina (5)	274,009	*
Dean D. Schauer (6)	158,856	*
James M. McGorry (8)	50,000	*
Kenneth W. Freeman (2)	—	—
James C. Momtazee (2)	—	—
Chris Gordon (3)	30,550,000	23.9%
Directors and named executive officers as a group (11 persons) (7)	123,349,515	96.6%

*	Less than one percent
(1)	The amounts and percentages of Accellent Holdings Corp. common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Reflects shares of common stock owned of record by Accellent Holdings LLC, which is the investment vehicle of KKR Millennium Fund L.P., KKR Partners III, L.P. and KKR KFN Co-Invest Holdings, L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities held by Accellent Holdings LLC. Each of Mr. Kenneth W. Freeman and Mr. James C. Momtazee is a director of Accellent Holdings Corp. and Accellent Inc. and each is an executive of KKR and/or its affiliates. They disclaim beneficial ownership of any Accellent Holdings Corp. shares beneficially owned by affiliates of KKR. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019, except the address for George R. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(3)	Shares shown as beneficially owned by Bain Capital and Mr. Chris Gordon reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Gordon is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Gordon and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr. Gordon is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Gordon and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Gordon is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(4)	Consists of 466,650 shares of common stock underlying outstanding stock options that are exercisable within 60 days and 50,000 shares of common stock owned by Mr. Friedman which are subject to re-sale limitations.
(5)	Consists of 274,009 shares of common stock underlying outstanding stock options that are exercisable within 60 days.
(6)	Consists of 158,856 shares of common stock underlying outstanding stock options that are exercisable within 60 days.
(7)	Includes 801,419 shares of common stock underlying outstanding stock options that are exercisable with 60 days.
(8)	Includes 50,000 shares of common stock owned by Mr. McGorry which are subject to resale limitations.

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

Management Services Agreement with KKR

In connection with the Acquisition, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Acquisition and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement. We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence. During the year ended December 31, 2011, the Company incurred KKR management fees and related expenses of $1.3 million. As of December 31, 2011, the Company owed KKR $0.3 million for unpaid management fees which are included in accounts payable on the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone. At December 31, 2011 the Company owed KKR-Capstone $0.3 million, which is payable in common stock of AHC.

Entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $31.3 million principal amount of our 2017 Senior Secured Notes at December 31, 2011. KKR- AM owned approximately $27.9 million principal amount of our 2017 Senior Subordinated Notes at December 31, 2011.

The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the fiscal year ended December 31, 2011 totaled $0.2 million. At December 31, 2011, $0.1 million was due from Biomet, Inc.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions. SunGard is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.6 million in fees in connection with this agreement for the year ended December 31, 2011.

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

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) has served as our independent registered public accounting firm since 2006. For fiscal years 2011 and 2010 we paid fees for services from Deloitte as discussed below.

Audit Fees. The aggregate audit fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2010 and 2011 were approximately $990,000 and $990,000, respectively, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees: The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $60,000 and $64,000 for the fiscal years ended December 31, 2010 and 2011, respectively. Fees for services rendered in the years ended December 31, 2011 and 2010 were for statutory audit services performed for our Mexican subsidiary.

Tax Fees: The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $510,000 and $447,000 for the fiscal years ended December 31, 2010 and 2011, respectively.

All Other Fees. Other fees paid to Deloitte in 2010 and 2011 totaled approximately $302,000 and $137,300 and related primarily to services provided in connection with the Company’s refinancing transactions in 2010.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

2.	Consolidated Financial Statement Schedules

Schedule
Schedule II—Valuation and Qualifying Accounts	103

3. Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

4.1	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.2	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.3	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent (incorporated by reference to Exhibit 4.5 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.4	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent (incorporated by reference to Exhibit 4.6 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.5	Indenture with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

4.6	Exchange and Registration Rights Agreement with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and the representatives of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

10.1*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.2	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.3*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.4*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.5*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.6	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.8	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001).

10.10	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.11*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.12*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470)).

10.13*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.14*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.15*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer (incorporated by reference to Exhibit 10.23 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.16*	Amendment No. 1 to Employment Agreement, dated as of October 20, 2011, between Accellent Inc. and Dean D. Schauer.

10.17	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.18	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.19	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.20	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.21*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Donald J. Spence (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on April 26, 2010 (file number
333-130470)).

10.22*	Amendment No. 1 to Employment Agreement, dated as of October 20, 2011, between Accellent Inc. and Donald J. Spence.

10.23*	Employment Agreement dated August 3, 2011 between Accellent Inc. and James M. McGorry.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.

March 29, 2012	By:	/s/ Donald J. Spence
Donald J. Spence Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald J. Spence Donald J. Spence	President and Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2012

/s/ Jeremy A. Friedman Jeremy A. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012

/s/ Kenneth W. Freeman Kenneth W. Freeman	Chairman of the Board of Directors and Director	March 29, 2012

/s/ James C. Momtazee James C. Momtazee	Director	March 29, 2012

/s/ Chris Gordon Chris Gordon	Director	March 29, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Accellent Inc.

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 29, 2012

ACCELLENT INC.

Consolidated Balance Sheets

December 31, 2010 and 2011

(In thousands)

Assets	2010	2011
Current assets:
Cash	$40,787	$38,858
Accounts receivable, net of allowances of $2,002 and $1,983 at December 31, 2010 and 2011, respectively	54,011	54,763
Inventory	66,028	65,962
Prepaid expenses and other current assets	2,650	4,481

Total current assets	163,476	164,064
Property, plant and equipment, net	121,037	126,992
Goodwill	629,854	629,854
Other intangible assets, net	164,626	149,687
Deferred financing costs and other assets, net	19,083	16,825

Total assets	$1,098,076	$1,087,422

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$9	$22
Accounts payable	24,025	22,580
Accrued payroll and benefits	9,102	8,221
Accrued interest	19,787	19,519
Accrued expenses	17,793	18,747

Total current liabilities	70,716	69,089
Long-term debt	712,675	712,967
Other liabilities	34,177	38,466

Total liabilities	817,568	820,522

Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2010 and 2011	—	—
Additional paid-in capital	637,290	638,445
Accumulated other comprehensive income (loss)	(1,442)	(1,266)
Accumulated deficit	(355,340)	(370,279)

Total stockholder’s equity	280,508	266,900

Total liabilities and stockholder’s equity	$1,098,076	$1,087,422

ACCELLENT INC.

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Net sales	$478,793	$506,954	$531,782
Cost of sales (exclusive of amortization)	347,783	369,250	400,848

Gross profit	131,010	137,704	130,934
Operating expenses:
Selling, general and administrative expenses	47,725	52,002	54,288
Research and development expenses	2,064	2,393	2,522
Restructuring charges	5,727	(117)	348
Amortization of intangible assets	14,939	14,939	14,939
Loss (gain) on disposal of property and equipment	966	15	(706)

Total operating expenses	71,421	69,232	71,391

Income from operations	59,589	68,472	59,543

Other (expense) income, net:
Interest expense, net	(56,569)	(73,939)	(68,883)
Loss on debt extinguishment	—	(20,882)	—
Other (expense) income, net	(514)	6,211	30

Total other (expense) income, net	(57,083)	(88,610)	(68,853)

(Loss) income before income taxes	2,506	(20,138)	(9,310)
Provision for income taxes	3,576	4,365	5,629

Net loss	$(1,070)	$(24,503)	$(14,939)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

Years ended December 31, 2009, 2010 and 2011

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss )	Accumulated deficit	Total Stockholder’s Equity
Balance, January 1, 2009	1,000	—	$633,914	$(1,974)	$(329,767)	$302,173
Comprehensive income:
Net loss	—	—	—	—	(1,070)	(1,070)
Cumulative translation adjustment	—	—	—	965	—	965
Reclassification to earnings out of accumulated other comprehensive income (loss) of accumulated losses on derivative instruments	—	—	—	3,038	—	3,038
Amortization of pension actuarial loss	—	—	—	(44)	—	(44)

Total comprehensive income						2,889
Stock issuance (Note 6)	—	—	812	—	—	812
Vesting of restricted stock	—	—	164	—	—	164
Stock-based compensation	—	—	454	—	—	454
Forfeiture of rollover options	—	—	24	—	—	24

Balance, December 31, 2009	1,000	—	$635,368	$1,985	$(330,837)	$306,516
Comprehensive loss:
Net loss	—	—	—	—	(24,503)	(24,503)
Cumulative translation adjustment	—	—	—	(2,255)	—	(2,255)
Pension actuarial loss	—	—	—	(1,183)	—	(1,183)
Amortization of pension actuarial loss	—	—	—	11	—	11

Total comprehensive loss						(27,930)
Stock issuance (Note 6)	—	—	600	—	—	600
Vesting of restricted stock	—	—	104	—	—	104
Stock-based compensation	—	—	595	—	—	595
Exercise of employee stock options	—	—	689	—	—	689
Repurchase of parent company common stock	—	—	(66)	—	—	(66)

Balance, December 31, 2010	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508
Comprehensive loss:
Net loss	—	—	—	—	(14,939)	(14,939)
Cumulative translation adjustment	—	—	—	(1,659)	—	(1,659)
Unrealized gain on held for sale security	—	—	—	1,155	—	1,155
Pension actuarial gain	—	—	—	438	—	438
Amortization of pension actuarial loss	—	—	—	242	—	242

Total comprehensive loss						(14,763)
Stock issuance (Note 6)	—	—	50	—	—	50
Vesting of restricted stock	—	—	66	—	—	66
Stock-based compensation	—	—	963	—	—	963
Forfeiture of rollover options	—	—	62	—	—	62
Exercise of employee stock options	—	—	42	—	—	42
Repurchase of parent company common stock	—	—	(28)	—	—	(28)

Balance, December 31, 2011	$1,000	$—	$638,445	$(1,266)	$(370,279)	$266,900

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net loss	$(1,070)	$(24,503)	$(14,939)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	37,128	37,358	38,740
Amortization of debt discounts and non-cash interest accrued	4,229	3,662	2,934
Change in allowance for bad debts	712	(213)	510

Restructuring charges, net of adjustments and payments	1,128	(117)	340

Change in fair value of derivative instruments	(425)	(4,511)	—
Loss (gain) on disposal of property and equipment	966	15	(706)
Deferred income tax expense	2,456	3,087	2,801
Non-cash compensation expense	710	785	1,111
Loss on debt extinguishments	—	20,882	—
Change in environmental liabilities	—	(1,302)	—
Changes in operating assets and liabilities:
Accounts receivable	5,300	(9,163)	(1,361)
Inventory	8,744	(10,635)	(62)
Prepaid expenses and other current assets	(299)	1,382	(998)

Accounts payable, accrued expenses and other liabilities	(4,100)	17,848	645

Net cash provided by operating activities	55,479	34,575	29,015

Cash flows from investing activities:
Capital expenditures	(16,434)	(25,944)	(30,810)
Proceeds from the sale of property and equipment	1,016	66	970
Proceeds from note receivable	1,268	—	—

Net cash used in investing activities	(14,150)	(25,878)	(29,840)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	712,396	—
Repayments of long-term debt and capital lease obligations	(22,384)	(695,220)	(18)
Proceeds from sale of parent company stock	239	600	50
Repurchase of parent company common stock	(16)	(66)	(28)
Proceeds from the exercise of options in parent company stock	—	106	19
Payment of debt issuance costs	(10)	(19,337)	(794)

Net cash used in financing activities	(22,171)	(1,521)	(771)

Effect of exchange rate changes	102	(174)	(333)

Net increase (decrease) in cash and cash equivalents	19,260	7,002	(1,929)
Cash and cash equivalents, beginning of year	14,525	33,785	40,787

Cash and cash equivalents, end of year	$33,785	$40,787	$38,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,074	$54,732	$66,172
Cash paid for income taxes	$2,354	$1,086	$2,343
Supplemental disclosure of non-cash investing and financing activities:
Non-cash exercise of options in parent company stock	$—	$360	$—
Property and equipment purchases unpaid and included in accounts payable	$1,406	$471	$726
Deferred financing fees unpaid and included in accounts payable and accrued liabilities	$—	$568	$—

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

For the years ended December 31, 2009, 2010 and 2011, the Company’s ten largest customers in the aggregate accounted for 60%, 64% and 65% of consolidated net sales, respectively. Three customers each accounted for greater than 10% of net sales for the year ended December 31, 2011. Two customers each accounted for greater than 10% of net sales for the years ended December 31, 2009 and 2010. Actual percentages of net sales from all greater than 10% customers are as follows:

	Year Ended December 31,
	2009	2010	2011
Customer A	18%	18%	16%
Customer B	15%	16%	16%
Customer C	* %	* %	10%

*	Less than 10%

At December 31, 2011, Customers A and B each comprised approximately 12% of accounts receivable, net. At December 31, 2010, Customers A and B each comprised approximately 11.0%, of accounts receivable, net.

Foreign currency translation

The Company has manufacturing subsidiaries in Europe, Mexico and Malaysia. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder’s equity. Transaction gains and losses are included in other (expense) income, net. Currency transaction gains (losses) included in other (expense) income, net in each of the years ended December 31, 2009, 2010 and 2011 were $(0.9) million, $1.5 million, and $0.1 million, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank deposit accounts and highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Periodically the Company may invest in cash equivalents, principally bank deposits and overnight repurchase agreements. At December 31, 2010 and 2011, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company provides credit to its customers in the normal course of business. The Company maintains an allowance for doubtful accounts for those receivables that it determines are no longer collectible. The Company estimates its losses from uncollectable accounts based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. The allowance for doubtful accounts was $0.6 million and $0.7 million at December 31, 2010 and 2011, respectively.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.

Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2011
Land	$4,367	$4,448
Buildings	16,450	18,812
Machinery and equipment	140,756	155,612
Leasehold improvements	14,228	14,773
Computer equipment and software	26,579	30,820
Acquired assets to be placed in service	19,155	25,942

	221,535	250,407
Less—Accumulated depreciation	(100,498)	(123,415)

Property, plant and equipment, net	$121,037	$126,992

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

The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired. Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, or projected operating or cash flow losses, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds its fair value, less costs to sell. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or the income approach determined using discounted projected cash flows. Additionally, the Company analyzes the remaining useful lives of potential impaired assets and adjusts these lives when appropriate.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is recorded in earnings. Capitalized interest in connection with constructing property and equipment was not significant. Depreciation expense was $22.2 million, $22.4 million and $23.8 million for each of the years ended December 31, 2009, 2010 and 2011, respectively.

Goodwill

Goodwill represents the amount of cost over the fair value of the net assets of acquired businesses. Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined using a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows). In applying the income based approach, the Company makes assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows are based on the Company’s most recent long-term financial projections. The Company’s discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. If the fair value of the reporting unit is less than its carrying value, the amount of impairment, if any, is based on the implied fair value of goodwill. The Company has elected October 31st as the annual impairment assessment date and performs additional impairment tests if triggering events occur. The Company’s annual tests have not indicated any goodwill impairment for the years ended December 31, 2009, 2010 and 2011, respectively. No triggering events indicating goodwill impairment occurred during the years ended December 31, 2009, 2010 and 2011, respectively.

Other intangible assets

Other intangible assets include the value ascribed to trade names, developed technology and know how, as well as customer contracts and relationships obtained in connection with acquisitions. The values ascribed to finite lived intangible assets are amortized to expense over the estimated useful life of the assets. The amortization periods are as follows:

Amortization Period
Developed technology and know how	8.5 years
Customer contracts and relationships	15 years

The Company evaluates the indefinite lived intangible assets, including its trade name for potential impairment on an annual basis. Indefinite lived and finite lived intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset, or at least annually. If the carrying value of intangible assets is not recoverable, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. The estimated fair value is generally based on projections of future cash flows using the relief-from-royalty method and appropriate discount rates. The Company’s discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows.

The Company reports all amortization expense related to finite lived intangible assets separately within its consolidated statements of operations. For the years ended December 31, 2009, 2010 and 2011, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011
Cost of sales related amortization	$1,988	$1,988	$1,988
Selling, general and administrative related amortization	12,951	12,951	12,951

Total amortization reported	$14,939	$14,939	$14,939

Deferred financing costs and other assets

Deferred financing costs and other assets consisted of the following (in thousands):

	December 31,
	2010	2011
Deferred financing costs, net of accumulated amortization of $1,486 and $4,117 at December 31, 2010 and 2011, respectively	$18,429	$16,022
Other (primarily deferred tax assets and deposits on long term assets)	654	803

Total	$19,083	$16,825

Other liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2010	2011
Deferred tax liabilities	$26,406	$30,958
Environmental liabilities	1,823	1,654
Pension liabilities	4,128	4,001
Stock compensation liabilities—employees	448	355
Stock compensation liabilities—non-employees	876	966
Other long-term liabilities	496	532

Total	$34,177	$38,466

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of cumulative foreign currency translation adjustments and unfunded pension liabilities.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2010	2011
Cumulative translation adjustment of foreign currency statements	$(444)	$(2,103)
Investment in held for sale security		$1,155
Over/(Under) funded pension liability	(998)	(318)

Accumulated Other Comprehensive Income (Loss)	$(1,442)	$(1,266)

Research and development costs

Research and development costs are expensed as incurred. During the years ended December 31, 2009, 2010 and 2011, the Company received from the Government of Ireland, research and development grants of approximately $0.6 million, $0.2 million and $0.2 million, respectively. These grants have been recorded as an offset to research and development expense for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Derivative instruments and hedging activities

During the year ended December 31, 2010, the Company maintained derivative instruments, specifically interest rate contracts, which expired in 2010 prior to December 31, 2010, The Company did not use these derivative instruments for trading or speculative purposes. Changes in the fair value of derivative instruments for which the Company did not apply hedge accounting, as well as the ineffective portion of designated hedges, were recorded in the statement of operations within other expense (income), net. Net realized (losses) gains related to derivative instruments in each of the years ended December 31, 2009 and 2010 were $0.4 million and $4.5 million, respectively.

The Company has in the past designated a derivative instrument as a cash flow hedge when the derivative hedged a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes correlating all derivatives that are designated as cash flow hedges to forecasted transactions. There were no gains or losses on hedging activities reported in accumulated other comprehensive income (loss) at December 31, 2010 or 2011.

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

Revenue recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price from the buyer is fixed or determinable, and collectability is reasonably assured. The Company generally records revenue when executed written arrangements or purchase orders exist with the customer that detail the price to be paid and transfer of product title and risk of loss has occurred.

Amounts billed for shipping and handling fees are classified within net sales in the consolidated statements of operations. Costs incurred for shipping and handling are classified as cost of sales. Shipping and handling fees and cost amounts were not significant for the years ended December 31, 2009, 2010 and 2011.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded. The estimate of future returns is based on pending returns and historical return data, among other factors. The allowance for sales returns was $1.4 million and $1.3 million at December 31, 2010 and 2011, respectively.

Environmental costs

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated. Liabilities are recorded generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the recorded liabilities, as well as to identify other potential remediation sites that are presently unknown. As of December 31, 2010 and 2011, the Company had accrued environmental remediation liabilities of $1.9 million and $1.8 million, respectively, which includes $0.1 million expected to be paid during 2012. During the year ended December 31, 2010, the Company reduced the amount of the recorded liability by $1.3 million, which was recorded as a reduction of Cost of sales (exclusive of amortization) in the accompanying consolidated statements of operations for the year ended December 31, 2010. See Note 13.

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

2.	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2011
Raw materials	$16,563	$16,056
Work-in-process	29,439	27,420
Finished goods	20,026	22,486

	$66,028	$65,962

During the years ended December 31, 2009, 2010 and 2011, the Company recorded non-cash charges for inventory write-down related to excess and obsolete inventory of $2.6 million, $1.6 million and $1.2 million, respectively.

3.	Goodwill and other intangible assets

Goodwill consisted of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011
Goodwill	$847,153	$847,153
Accumulated impairment losses	(217,299)	(217,299)

Goodwill carrying amount	$629,854	$629,854

There were no goodwill impairment charges recorded during the years ended December 31, 2009, 2010 or 2011. The cumulative impairment charge since inception of the Company totaled $217.3 million as of December 31, 2010 and 2011.

The acquired tax basis of goodwill amortizable for federal income tax purposes is approximately $110.9 million. The remaining amortizable tax basis of goodwill is $44.0 million and $36.6 million respectively at December 31, 2010 and 2011.

Intangible assets consisted of the following at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(10,198)	$6,793
Customer contracts and relationships	197,575	(69,142)	128,433
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(79,340)	$164,626

Intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,186)	$4,805
Customer contracts and relationships	197,575	(82,093)	115,482
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(94,279)	$149,687

Intangible asset amortization expense was $14.9 million for the years ended December 31, 2009, 2010 and 2011. Estimated intangible asset amortization expense in each of 2012 and 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014 and $13.0 million in 2015.

At December 31, 2010 and 2011, the remaining weighted average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted-average amortization period, December 31,
Finite lived intangible asset	2010	2011
Developed technology and know how	3.4	2.4
Customer contracts and relationships	9.9	8.9
Total finite lived intangible asset	9.6	8.7

4.	Long-term debt

Long-term debt consisted of the following at December 31, 2010 and 2011 (in thousands):

	December 31,
	2010	2011
New Debt:
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	33	34

Total debt	715,033	715,034
Less—unamortized discount	(2,349)	(2,045)
Less—current portion	(9)	(22)

Long-term debt, excluding current portion	$712,675	$712,967

Debt Refinancing

During 2011, the Company completed a comprehensive plan to refinance its existing old senior secured credit facilities and senior subordinated notes and replace them with indebtedness that have long-dated maturities (the “Refinancing”). Through the Refinancing, the Company issued $400.0 million of its Senior Secured Notes in January 2010, entered into a $75 million asset based revolver (the “ABL Revolver”) and in October 2010, issued $315 million of its Senior Subordinated Notes. The proceeds from these note issuances were used to retire the Company’s existing old debt obligations that were entered into in connection with the Acquisition, pay fees associated with the transactions and provide working capital. The old term loan and old senior subordinated notes were guaranteed by Accellent Acquisition Corp. and by all of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries. Such guarantees have been retained in the debt issued in 2010.

In connection with the Refinancing, the Company wrote off existing deferred financing costs, paid premiums and certain other fees to holders of the refinanced old obligations resulting in a loss on the extinguishment of these old obligations of approximately $20.9 million. The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at both December 31, 2010 and 2011.

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

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the ABL Revolver pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% or (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a three month interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding borrowings under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. The total amount of commitment, administrative agency and letter of credit fees incurred under the ABL Revolver during each of 2010 and 2011 amounted to $0.8 million and are included within “Interest expense, net” in the accompanying consolidated statements of operations for years ended December 31, 2010 and 2011.

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

At December 31, 2011, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $27.6 million, after giving effect to outstanding letters of credit totaling $12.1 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

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

In June 2010, the Company purchased $10.0 million principal amount of old subordinated notes at a price of 99.8% plus accrued interest thereon, for a total of approximately $10.0 million. Subsequent to the purchase, the notes were cancelled. In connection with the purchase and subsequent cancellation of the old subordinated Notes, the Company incurred a loss on debt extinguishment of approximately $0.2 million.

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

Annual minimum principal payments on the Company’s long-term debt are as follows (in thousands):

Year ending December 31,	Amount
2012	$7
2013	7
2014	7
2015-2016	3
2017	715,000

Total	$715,024

Interest expense, net, as reported in the statements of operations for the years ended December 31, 2009, 2010 and 2011 has been offset by interest income of $39,547, $6,840 and $46,373, respectively.

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

The interest rate swap agreement was designated as a cash flow hedge effective November 30, 2006. The Company used the dollar off-set method for measuring hedge effectiveness, the application of which included the Hypothetical Derivative Method. Upon designation as a cash flow hedge, changes in the fair value of the interest rate swap which related to the effective portion of the hedge were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged cash flows affected earnings. Changes in the fair value of the interest rate swap which related to the ineffective portion of the interest rate swap were recorded in other (expense) income, net. At December 31, 2009, the notional amount of the Company’s swap contract was $150.0 million, and decreased to $125.0 million on February 27, 2010. The swap contract expired on November 27, 2010. The Company was receiving variable rate payments (equal to the three-month LIBOR rate) during the term of the swap contract and were obligated to pay fixed interest rate payments at 4.85% during the term of the contract. Through September 30, 2009, every three months, coincident with the reset of the variable rate on the Company’s long-term debt, an amount was reclassified from accumulated other comprehensive income (loss) to earnings as a result of realized gains or losses from the quarterly contractual settlements on the cash flow hedging instrument. In addition, when the Company determined the cash flow hedge did not meet the Company’s requirements for measuring effectiveness under the Hypothetical Derivative Method required by the Company policy, management reclassified the then current effective portion of the cash flow hedge into earnings over the remaining life of the cash flow hedge.

In September 30, 2009, the Company determined that hedge accounting was no longer appropriate, as the hedged forecasted cash flow transactions were no longer probable of occurring due to the anticipation of the refinancing of the underlying debt which was completed in January 2010. Accordingly, net losses of $2.0 million accumulated during the periods of historical effectiveness through September 30, 2009 and the derivative mark-to-market gain of $2.1 million for the year ended December 31, 2009, were recorded in earnings during the year ended December 31, 2009. This net gain of approximately $0.1 million gain is included in other (expense) income, net, in the accompanying consolidated statements of operations for the year ended December 31, 2009.

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

The Company did not have any derivative instruments at December 31, 2011 or 2010. The following table summarizes the changes in the Company’s liability for its interest rate swap contract and interest rate collar agreement for the year ended December 31, 2010 (in thousands):

2010
Liability balance at beginning of year	$4,511
Cash paid to settle derivative liabilities	(6,216)
Realized loss included in other (income) expense, net	1,705
Unrealized loss included in other (income) expense, net	—

Liability balance at end of year	$—

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

The following table summarizes the activity related to the Company’s derivative instruments during the periods they were not designated as hedging instruments during the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Location of gain (loss) on derivative instrument recognized in consolidated statements of operations	Amount of gain (loss) recognized in earnings for the year ended December 31,
Derivative Instrument		2009	2010
Interest rate contracts	Other (expense) income, net	$285	$(1,705)

The following table summarizes the activity related to the Company’s derivative instruments during the periods they were designated as hedging instruments during the years ended December 31, 2008 and 2009 (in thousands):

	Amount of gain/(loss) recognized in OCI (Effective portion), year ended December 31 2009	Amount of gain/(loss) reclassified from AOCI (Prior effective portion), year ended December 31 2009	Amount of gain/(loss) reclassified from AOCI (Current effective portion), year ended December 31, 2009	Amount of gain/(loss) reclassified from AOCI (Ineffective portion), year ended December 31, 2009
Interest rate contract	$1,039	$(3,038)	$1,039	$(30)

6.	Capital stock

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

In connection with their employment, certain executives of the Company were required to make an investment in Accellent Holdings Corp. During the years ended December 31, 2009, 2010 and 2011 these investments totaled $0.8 million, $0.6 million and $0.1 million, respectively.

7.	Restructuring charges

The following table summarizes the amounts recorded related to restructuring activities, which are included in “Accrued expenses” and “Restructuring charges” in the accompanying consolidated balance sheets and statements of operations (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2009	$400	$69	$469
Restructuring charges incurred	5,080	647	5,727
Less: cash payments	(3,955)	(644)	(4,599)

Balance, December 31, 2009	1,525	72	1,597
Adjustment to accrued restructuring charges	(45)	(72)	(117)
Less: cash payments	(1,480)	—	(1,480)

Balance, December 31, 2010	—	—	—
Restructuring charges incurred	340	8	348
Less: cash payments	—	(8)	(8)

Balance, December 31, 2011	$340	$—	$340

Q4 2011 Facility Closure

In December 2011, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Manchester, England. The facility will be closed, and all employees will be terminated, on or about March 31, 2012. All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through the closing date. The total one-time termination benefits total approximately $0.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive the benefits. During the year ended December 31, 2011, the Company recorded $0.3 million of costs related to these one-time termination benefits which is recorded within “Restructuring charges” in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The following restructuring actions were complete as of December 31, 2010.

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

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The 2005 Equity Plan requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are achieved upon the attainment of a specified level of targeted adjusted earnings performance “Adjusted EBITDA”, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in the specified calendar year but is achieved in a subsequent calendar year within the five year vesting period. At December 31, 2011, the total number of shares authorized under the plan is 14,374,633. At December 31, 2011, 5,488,071 shares were available to grant under the 2005 Equity Plan. Awards are issued by Accellent Holdings Corp. and upon exercise are satisfied from shares authorized for issuance and not from treasury shares.

The Black-Scholes option pricing model is used to estimate fair value of Roll-Over options, Time-Based and Performance-Based options (as detailed below) and incorporates assumptions regarding stock price volatility, the expected life of the option, a risk- free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The volatility of Accellent Holdings Corp’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp common stock. The risk free rate is based on US Treasury rate for notes with terms best matching of the option’s expected term. The dividend yield assumption of 0.0% is based on the Company’s history and its expectation of not paying dividends on common shares. The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock, and arm’s length sales of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp. common stock was $3.00 per share at December 31, 2009 and 2010, respectively, and $2.50 per share at December 31, 2011, respectively.

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

The table below summarizes the activity relating to the Roll-Over options during the years ended December 31, 2010, and 2011:

	2010		2011
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$1,024	576,390	$448	250,049
Shares repurchased	(178)	(101,671)	—	—
Options exercised	(360)	(205,421)	(23)	(12,995)
Options forfeited	(34)	(19,249)	(62)	(35,237)
Change in fair value	(4)	—	(8)	—

Balance at December 31	$448	250,049	$355	201,817

The Roll-Over options permit net settlement by the holder of the option and therefore no cash is required to be received by the Company upon exercise.

As of December 31, 2010 and 2011, the Roll-Over options have a weighted average fair value of $1.79 and $1.76, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	2010	2011
Expected term to exercise	2.51 years	1.68 years
Expected volatility	33.69%	32.86%
Risk-free rate	0.82%	0.31%
Dividend yield	0.00%	0.00%

As of December 31, 2011, the weighted average remaining contractual life of the Roll-Over options is approximately 2.6 years. The aggregate intrinsic value of the Roll-Over options was $0.3 million as of December 31, 2011.

Restricted Stock

During the year ended December 31, 2009, 2010 and 2011, the Company did not grant any shares of restricted stock. All restricted stock awards had a fair value of $3.00 per share on the grant date. Total non-cash compensation expense related to restricted stock awards during the years ended December 31, 2009, 2010 and 2011 was approximately $0.2 million, $0.1 million and $0.1 million, respectively. The expense associated with restricted stock grants is amortized over the holder’s requisite service period, generally from one to five years. Activity of unvested restricted stock for the years ended December 31, 2009, 2010 and 2011 was as follows:

	Shares of Restricted Stock
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Balance, January 1	250,667	120,000	58,667
Restricted stock granted	—	—	—
Restricted stock vested	(60,667)	(37,333)	(29,333)
Restricted stock forfeited	(70,000)	(24,000)	(29,334)

Balance, December 31	120,000	58,667	—

At December 31, 2011, there are no remaining shares of restricted stock expected to vest and no stock-based compensation expense yet to recognize related to restricted stock.

Time-based and performance-based stock options

Stock option activity for the 2005 Equity Plan during the year ended December 31, 2011 is as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2011	7,815,526	$3.21
Granted	1,032,500	3.00
Exercised/ Repurchased	(1,000)	3.00
Forfeited	(193,131)	4.00

Outstanding at December 31, 2011	8,653,895	$3.17

Vested or expected to vest at December 31, 2011	5,234,853	$3.21

Exercisable at December 31, 2011	2,029,444	$3.35

Time-based and performance-based options granted during the years ended December 31, 2009, 2010 and 2011 have a weighted average grant date fair value per option of $0.80, $1.15 and $0.98, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Expected term to exercise	6.5 years	6.5 years	6.5 years
Expected volatility	36.70%	33.60%	28.30%
Risk-free rate	0.91%	2.27%	1.95%
Dividend yield	0.00%	0.00%	0.00%

The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods than recognition on a straight-line method. For performance-based options, compensation expense is recorded when the achievement of performance targets is considered probable.

As of December 31, 2011, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 7.49 years. Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2011.

As of December 31, 2011, the Company had approximately $2.9 million of unearned stock-based compensation expense that will be recognized over approximately 3.3 years based on the remaining weighted average vesting period of all time-based awards and $4.5 million of unearned stock-based compensation expense that may be recognized over approximately 3.3 years based on the weighted average vesting period of all Performance-Based awards.

Stock-based compensation expense

The Company’s stock-based compensation expense (benefit) for the years ended December 31, 2009, 2010 and 2011 was as follows:

	(in thousands)
	2009	2010	2011
Roll-over option award mark to market adjustment	$(1)	$(4)	$(8)
Restricted stock awards	164	104	66
Performance based option awards	239	—	—
Time based option awards	215	595	963

	$617	$695	$1,021

During the year ended December 31, 2011, the Company did not achieve the performance targets required for performance-based share awards to vest, therefore no performance-based stock compensation expense has been recorded.

Stock-based compensation expense was recorded in the consolidated statements of operations as follows:

	(in thousands)
	2009	2010	2011
Cost of sales	$103	$110	$128
Selling, general and administrative	514	585	893

	$617	$695	$1,021

Director’s Deferred Compensation Plan

Accellent Holdings Corp. maintains a Directors’ Deferred Compensation Plan (the “Directors’ Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of their annual directors’ fees to a future date or dates. Any amounts deferred under the Directors’ Plan are credited to a phantom stock account. The number of phantom shares of common stock of Accellent Holdings Corp. credited to each director’s phantom stock account is determined based on the amount of the compensation deferred during any given year, divided by the then fair market value per share of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the fair market value per share of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors, or $2.50 at December 31, 2011. During the years ended December 31, 2009, 2010 and 2011, the Company recorded compensation expense related to the Directors’ Plan of $93,000, $90,000 and $90,000, respectively.

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

The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive (loss) income as of the end of each fiscal year. The measurement date used in determining the projected benefit obligation is December 31, consistent with the plan sponsor’s fiscal year end. As of December 31, 2010 and 2011 the Accumulated Benefit Obligation of the Company’s defined benefit pension plans totaled $3.7 million and $4.5 million, respectively.

The change in the projected benefit obligation is as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Benefit obligation at beginning of period	$3,164	$3,394	$3,653
Service cost	43	42	53
Interest cost	184	184	194
Actuarial loss	74	303	294
Currency translation adjustment	35	(157)	(63)
Benefits paid	(106)	(113)	(120)

Benefit obligation at end of period	$3,394	$3,653	$4,011

The change in Domestic Plan assets were as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Fair value of plan assets at beginning of year	$691	$902	$953
Actual return (loss) on plan assets	196	114	(11)
Employer contributions	75	—	—
Benefits paid	(60)	(63)	(59)

Fair value of plan assets at end of period	$902	$953	$883

A reconciliation of the accrued benefit cost for both the Domestic and Foreign Plans recognized in the financial statements is as follows (in thousands):

	December 31,
	2010	2011
Funded status	$(2,700)	$(3,128)
Unrecognized net actuarial (loss) gain	998	318

Accrued benefit obligation	(1,702)	(2,810)

Presented as current liabilities	(67)	(67)
Presented as other long-term liabilities	(2,633)	(3,061)
Accumulated other comprehensive (loss) income	998	318

Total	$(1,702)	$(2,810)

The following changes in projected benefit obligations were recognized in other comprehensive income for the years ended December 31, 2009, 2010 and 2011:

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Net actuarial pension (loss) gain	$—	$(1,183)	$438
Amortization of net actuarial pension loss	44	11	242

Total recognized in other comprehensive loss (income)	$44	$(1,172)	$680

Total recognized in net periodic benefit cost and other comprehensive loss	$205	$(1,036)	$866

As of December 31, 2011, there was approximately $318,000 of accumulated unrecognized net actuarial loss that has yet to be recognized as a component of net periodic benefit cost in the future periods. Of this amount the Company expects to recognize approximately $3,000 in earnings as a component of net periodic benefit cost during the fiscal year ending December 31, 2012. The Company does not expect to be required to make any contributions to the Company’s funded plans in 2012.

Components of net periodic benefit cost for both the Domestic and Foreign Plan were as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Service cost	$43	$42	$53
Interest cost	184	184	194
Expected return of plan assets	(48)	(61)	(64)
Recognized net actuarial gain (loss)	(18)	(29)	3

Total net periodic benefit cost	$161	$136	$186

Assumptions for benefit obligations at December 31 were as follows:

	2010	2011
Discount rate	5.24%	4.77%
Rate of compensation increase	1.92%	1.80%

Assumptions for net periodic benefit costs were as follows:

	Year ended December 31, 2009	Year ended December 31, 2010	Year ended December 31, 2011
Discount rate	5.82%	5.24%	4.77%
Expected long term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	1.83%	1.92%	1.80%

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

Estimated annual future benefit payments for both the Domestic and Foreign Plans for the next five fiscal years and the following five fiscal years are as follows:

Fiscal year	Amount (in thousands)
2012	$128
2013	130
2014	133
2015	138
2016	146
Thereafter	875

The fair values of the Company’s Domestic Plan’s assets at December 31, 2010 and 2011 by asset class, classified according to the fair value hierarchy described in Note 1, are as follows:

		Fair value Measurements at December 31, 2010:
	Total Carrying Value at December 31, 2010	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$429	$429	$—	$—
U.S. mid- cap and small- cap funds	140	140	—	—
International value funds	84	84	—	—
Fixed income securities	261	261	—	—
Short- term fixed income securities	39	39	—	—

	$953	$953	$—	$—

		Fair value Measurements at December 31, 2011:
	Total Carrying Value at December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$395	$395	$—	$—
U.S. mid- cap and small- cap funds	137	137	—	—
International value funds	70	70	—	—
Fixed income securities	258	258	—
Short- term fixed income securities	23	23	—	—

	$883	$883	$—	$—

As of December 31 the Domestic Plan’s target asset allocation was as follows:

Asset Class	2010 Target Allocation %	2011 Target Allocation %
Domestic equity	69.0%	69.0%
Fixed income	31.0%	31.0%

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets.

In addition to the broad asset allocation described above, the following policies apply to the individual asset classes:

i.	Fixed income investments shall be oriented toward investment grade securities rated “BBB” or higher. They are diversified among individual securities and sectors.

ii.	Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

401(k) and Other Plans

The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually the amount of contribution, if any, the Company shall make to the 401(k) plan. The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 6% of the employee’s gross salary. The Company’s matching contributions totaled approximately $2.2 million, $2.1 million and $2.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

The Company also maintains a Supplemental Executive Retirement Pension Program (“SERP”) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $59,264, $97,048 and $455,081 for the years ended December 31, 2009, 2010 and 2011 respectively. The liability for the plan was $1.5 million and $0.9 million as of December 31, 2010 and 2011, respectively, and was included within other long-term liabilities on the Company’s consolidated balance sheets.

10.	Income taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Current
Federal	$39	$—	$—
State	261	(255)	260
Foreign	820	1,533	2,568
Deferred
Federal	2,590	2,590	2,590
State	(113)	649	312
Foreign	(21)	(152)	(101)

Total provision	$3,576	$4,365	$5,629

Income before income taxes included income from foreign operations of $4.4 million, $8.7 million, and $10.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated statements of operations for the years ended December 31 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Expected tax (benefit) expense at statutory rate	$849	$(7,053)	$(2,860)
Change in valuation allowance on deferred tax assets	2,806	9,421	9,750
State taxes, net of federal benefit	170	203	(793)
Foreign rate differential	(669)	(1,314)	(744)
Repatriation of earnings	1,575	1,783	1,621
Changes in reserves for uncertain tax positions	(682)	(567)	25
Stock options	83	(188)	(3)
Return to provision and other adjustments	(556)	2,080	(1,367)

Tax provision	$3,576	$4,365	$5,629

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2011 (in thousands):

	December 31,
	2010	2011
Deferred tax assets
Operating loss and tax credit carryforwards	$115,243	$119,502
Environmental liabilities	717	650
Accrued compensation	4,260	4,788
Inventory and accounts receivable	4,112	3,422
Other	5,718	6,572

Total deferred tax asset	130,050	134,934

Deferred tax liabilities:
Depreciation	(9,425)	(6,797)
Intangibles	(73,190)	(73,754)

Total deferred tax liabilities	(82,615)	(80,551)
Valuation allowance	(73,521)	(83,270)

Total net deferred tax liability	$(26,086)	$(28,887)

The Company’s deferred income tax expense results primarily from the different book and tax treatment for a portion of the Company’s goodwill and the Company’s trade name intangible asset, “the amortizing tax intangibles”. For tax purposes, the amortizing tax intangibles acquired in taxable asset transactions are subject to annual amortization, which reduces their tax basis. Such assets are not amortized for financial reporting purposes, which gives rise to a different book and tax basis. The lower taxable basis of the amortizing tax intangibles would result in higher taxable income upon any future disposition of the underlying business. Deferred taxes are recorded to reflect the future incremental taxes from the basis differences that would be incurred upon a future sale. This amount is included as a deferred tax liability in the table above within “Intangibles” and totals $26.4 million and $29.4 million at December 31, 2010 and December 31, 2011, respectively.

At December 31, 2011, the Company has federal net operating loss (“NOL”) carryforwards of approximately $303.8 million expiring at various dates through 2029. Approximately $216.6 million of these carryforwards were acquired in the Acquisition. If not utilized, these carryforwards will begin to expire in 2018. Such losses are also subject to limitations of Internal Revenue Code, Section 382, which in general provides that utilization of NOL’s is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such an ownership change occurred upon the consummation of the Acquisition. Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Acquisition. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards, as well as research and development credits that can be utilized to offset future taxable income.

The Company’s federal NOL carryforward for tax return purposes is $21.5 million greater than its federal NOL for financial reporting purposes due to $12.7 million of unrecognized tax benefits as well as $8.8 million of unrealized excess tax benefits related to share-based compensation awards. The tax benefit of the share-based compensation awards would be recognized for financial statement purposes through additional paid-in capital, in the period in which the tax benefit reduces income taxes payable.

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2010 and 2011. Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for valuation allowances on substantially all of the its net deferred tax assets, after considerations for deferred tax liabilities for indefinite lived intangibles and goodwill, which will not be a future source of income.

The Company’s valuation allowance increased $2.8 million, $9.4 million and $9.8 million during the years ended December 31, 2009, 2010 and 2011, respectively, principally due to the Company’s net losses in each of these years.

As of December 31, 2010 and 2011, the Company has not accrued deferred income taxes on $5.3 million and $8.9 million, respectively, of unremitted earnings from foreign subsidiaries as such earnings are expected to be permanently reinvested outside of the U.S. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $2.0 million would be recorded.

The change in unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2009, 2010 and 2011 is as follows (in thousands):

	2009	2010	2011
Balance at January 1	$8,680	$8,133	$7,400
Gross increases for tax positions taken in prior periods	277	—	233
Gross decreases for tax positions taken in prior periods	—	(116)	—
Gross increases for tax positions taken in current period	120	—	—
Lapse of statute of limitations	(944)	(617)	(42)

Balance at December 31	$8,133	$7,400	$7,591

Substantially all of the $7.6 million of uncertain tax benefits at December 31, 2011 would impact the effective tax rate if recognized in a future period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense. During the years ended December 31, 2009, 2010 and 2011, the Company recorded income tax expense (benefit) of approximately $(95,000) and $57,000, $30,000 and $(13,000), and $0 and $(2,000) for interest and penalties, respectively. The Company maintains balances for accrued interest and accrued penalties of $465,000 and $107,000, and $460,000 and $107,000, relating to unrecognized tax benefits as of December 31, 2010 and 2011, respectively.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2006 through 2011, inclusive, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if such net operating loss carryforwards are utilized, notwithstanding that the statute for assessment may have closed.

11.	Related-party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During each of the years ended December 31, 2009 and 2010, the Company incurred management fees and expenses with KKR of $1.2 million, respectively. During the year ended December 31, 2011 the Company incurred management fees and expenses with KKR of $1.3 million. As of December 31, 2010 and 2011, the Company owed KKR $1.2 million and $0.3 million for unpaid management fees which are included in accrued expenses in the accompanying consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC

(“Capstone”), an entity affiliated with KKR. For the years ended December 31, 2010 and 2011, the Company incurred $0.7 million and $0.1 million of integration consulting fees for the services of KKR-Capstone, respectively. There were no such fees incurred during 2009. At December 31, 2010 and 2011, the Company owed Capstone $0.3 million, which is payable in common stock of AHC.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $31.3 million principal amount of the Company’s Senior Secured Notes and approximately $27.9 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2011, respectively (refer to Note 4). At the time that the Company’s old subordinated notes were redeemed, KKR- AM owned approximately $51.7 million principal amount of the old notes. In connection with the repurchase of the old subordinated notes, the Company paid KKR- AM approximately $55.0 million in cash consideration, which included $1.8 million of accrued and unpaid interest up to, but not including, the date of redemption the consent payment and the tender premium.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net revenues from sales to Biomet, Inc. during the years ended December 31, 2009, 2010 and 2011 totaled $1.2 million, $0.7 million, and $0.2 million, respectively. At December 31, 2010 and 2011, accounts receivable due from Biomet aggregated $0.1 million and $0.1 million, respectively.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.5 million and $0.6 million in fees in connection with this agreement for the years ended December 31, 2010 and 2011, respectively.

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

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2010 and 2011:

		Fair Value Measurements determined using
	Total Carrying Value at December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Liability for Roll-Over options	$448	$—	$—	$448

December 31, 2011:
Investment in available for sale security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	$355	$—	$—	$355

During the year ended December 31, 2011 one of the Company’s cost-basis investments completed an initial public offering of its stock. As of December 31, 2011, this investment has been classified as available for sale and has been recorded at its fair value, which has been determined from its quoted market price, less a discount due to the restrictions on the security at December 31, 2011.

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2010 and 2011 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. At December 31, 2011, the fair value of the Senior Secured Notes–2017, based on quoted market prices for them, was approximately 99.7% or $398.9 million compared to their carrying value of $400.0 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. At December 31, 2011 the fair value of the Senior Subordinated Notes due 2017 was 79.3%, or $249.6 million.

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

At December 31, 2010 and 2011, the Company maintained reserves for environmental liabilities of approximately $1.9 million and $1.8 million, respectively of which the Company expects to pay $0.1 million during 2012.

In September 2010, the EPA approved an amendment to the Consent Order which eliminated the need to treat potentially elevated levels of chromium. As a result of the amendment to the Consent Order, the Company is no longer obligated to operate a treatment system for chromium should levels become elevated. Accordingly, the Company reduced the amount of the recorded liability by $1.3 million which was recorded as a reduction of Cost of sales (exclusive of amortization) in the accompanying consolidated statement of operations for the year ended December 31, 2010. The Company expects to pay approximately $0.1 million per year to meet its current requirements under the Consent Order.

14.	Geographic information

For each of the years ended December 31, 2009, 2010 and 2011, approximately 95% of the Company’s sales were derived from medical device customers.

The following table presents net sales by country or geographic region based on the location of the customer and in order of significance for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net sales:
United States of America	$399,324	$422,991	$426,925
Ireland	29,701	33,251	38,994
Germany	17,014	16,049	26,285
United Kingdom	6,382	5,710	4,093
Sweden	6,118	6,583	7,116
France	4,204	3,830	4,038
Netherlands	1,430	1,395	1,811
Other Western Europe	5,101	6,206	6,237
Asia Pacific	4,049	4,918	4,487
Central and South America	3,529	4,315	8,911
Eastern Europe	641	847	688
Other	1,300	859	2,197

Total	$478,793	$506,954	$531,782

Property, plant and equipment, based on the location of the assets, were as follows (in thousands):

	December 31,
	2010	2011
Property, plant and equipment, net:
United States	$107,329	$109,981
United Kingdom	326	270
Germany	3,922	5,310
Ireland	4,263	3,737
Mexico	770	664
Asia	4,427	7,030

Total	$121,037	$126,992

15.	Commitments and contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2018, which are accounted for as operating leases.

Aggregate rental expense for the years ended December 31, 2009, 2010 and 2011 was $7.7 million, $7.3 million and $7.4 million, respectively. Future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2012	$6,150
2013	5,552
2014	4,019
2015	3,251
2016	2,147
Thereafter	2,126

Total	$23,245

The Company is involved in various legal proceedings in the ordinary course of business, including the environmental matters described in Note 13. In the opinion of management, the outcome of such proceedings will not have a material effect on the Company’s financial position or results of operations or cash flows.

The Company has various purchase commitments totaling approximately $36.7 million at December 31, 2011 for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

16.	Supplemental guarantor financial information

In connection with the Company’s borrowing arrangements (refer to Note 4) (collectively the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) which are 100% owned guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2010 and December 31, 2011, and the supplemental condensed consolidating operational and cash flow information for each of the years ended December 31, 2009, 2010 and 2011.

Condensed Consolidating Balance Sheet Information

December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$38,392	$2,395	$—	$40,787
Receivables, net	—	51,816	3,175	(980)	54,011
Inventories	—	63,028	3,000	—	66,028
Prepaid expenses and other	2	2,537	111	—	2,650

Total current assets	2	155,773	8,681	(980)	163,476
Property, plant and equipment, net	—	107,655	13,382	—	121,037
Intercompany receivables, net	—	212,206	21,504	(233,710)	—
Investment in subsidiaries	426,194	36,197	—	(462,391)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	164,626	—	—	—	164,626
Deferred financing costs and other assets	18,430	353	300	—	19,083

Total assets	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Current portion of long-term debt	$—	$9	$—	$—	$9
Accounts payable	55	22,784	1,596	(410)	24,025
Accrued liabilities	20,375	22,579	3,741	(13)	46,682

Total current liabilities	20,430	45,372	5,337	(423)	70,716
Note payable and long-term debt	936,877	10,065	—	(234,267)	712,675
Other long-term liabilities	1,291	30,553	2,333	—	34,177

Total liabilities	958,598	85,990	7,670	(234,690)	817,568
Equity	280,508	426,194	36,197	(462,391)	280,508

Total liabilities and equity	$1,239,106	$512,184	$43,867	$(697,081)	$1,098,076

Condensed Consolidating Balance Sheet Information

December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,627	$6,231	$—	$38,858
Receivables, net	—	52,073	3,014	(324)	54,763
Inventories	—	62,528	3,434	—	65,962
Prepaid expenses and other	879	3,385	217	—	4,481

Total current assets	879	150,613	12,896	(324)	164,064
Property, plant and equipment, net	—	110,251	16,741	—	126,992
Intercompany receivable, net	—	300,148	21,728	(321,876)	—
Investment in subsidiaries	493,405	42,612	—	(536,017)	—
Goodwill	629,854	—	—	—	629,854
Intangibles, net	149,687	—	—	—	149,687
Deferred financing costs and other assets	16,310	155	352	8	16,825

Total assets	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	15	21,236	1,764	(435)	22,580
Accrued liabilities	19,517	21,919	4,932	119	46,487

Total current liabilities	19,532	43,177	6,696	(316)	69,089
Note payable and long-term debt	1,003,063	31,780	—	(321,876)	712,967
Other long-term liabilities	1,321	34,736	2,409	—	38,466

Total liabilities	1,023,916	109,693	9,105	(322,192)	820,522
Equity	266,219	494,086	42,612	(536,017)	266,900

Total liabilities and equity	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Condensed Consolidating Operations Information

Year ended December 31, 2009 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$455,354	$24,198	$(759)	$478,793
Cost of sales	—	331,865	16,677	(759)	347,783
Selling, general and administrative expenses	94	44,958	2,673	—	47,725
Research and development expenses	—	1,912	152	—	2,064
Restructuring charges	—	5,705	22	—	5,727
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	860	106	—	966

(Loss) income from operations	(15,033)	70,054	4,568	—	59,589
Interest expense, net	(56,644)	72	3	—	(56,569)
Other expense, net	425	(806)	(133)	—	(514)
Equity in earnings of affiliates	70,182	3,815	—	(73,997)	—
Provision for income taxes	—	(2,953)	(623)	—	(3,576)

Net (loss) income	$(1,070)	$70,182	$3,815	$(73,997)	$(1,070)

Condensed Consolidating Operations Information

Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$481,773	$26,401	$(1,220)	$506,954
Cost of sales	—	353,413	17,057	(1,220)	369,250
Selling, general and administrative expenses	90	49,043	2,869	—	52,002
Research and development expenses	—	1,786	607	—	2,393
Restructuring charges	—	(117)	—	—	(117)
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	12	3		15

(Loss) income from operations	(15,029)	77,636	5,865	—	68,472
Interest expense, net	(73,838)	(103)	2	—	(73,939)
Loss on debt extinguishment	(20,882)	—	—	—	(20,882)
Other expense (income), net	4,511	(456)	2,156	—	6,211
Equity in earnings of affiliates	80,735	6,896	—	(87,631)	—
Provision for income taxes	—	(3,238)	(1,127)	—	(4,365)

Net (loss) income	$(24,503)	$80,735	$6,896	$(87,631)	$(24,503)

Condensed Consolidating Operations Information

Year ended December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$494,315	$39,040	$(1,573)	$531,782
Cost of sales	—	377,142	25,279	(1,573)	400,848
Selling, general and administrative expenses	91	50,631	3,566	—	54,288
Research and development expenses	—	1,601	921	—	2,522
Restructuring charges	—	348	—	—	348
Amortization of intangibles assets	14,939	—	—	—	14,939
(Gain) loss on disposal of property and equipment	(750)	44	—	—	(706)

(Loss) income from operations	(14,280)	64,549	9,274	—	59,543
Interest (expense), net	(68,780)	(177)	74	—	(68,883)
Other income (expense), net	—	(754)	784	—	30
Equity in earnings of affiliates	68,121	8,048	—	(76,169)	—
Provision for income taxes	—	(3,545)	(2,084)	—	(5,629)

Net (loss) income	$(14,939)	$68,121	$8,048	$(76,169)	$(14,939)

Condensed Consolidating Cash Flow Information

Year ended December 31, 2009 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,774)	$101,406	$5,847	$—	$55,479

Cash flows from investing activities:
Capital expenditures	—	(15,000)	(1,434)	—	(16,434)
Proceeds from sale of equipment	—	1,016	—	—	1,016
Proceeds from payment of note receivable	—	1,268	—	—	1,268

Net cash used in investing activities	—	(12,716)	(1,434)	—	(14,150)

Cash flows from financing activities:
Borrowings		—	—	—	—
Repayments	(22,376)	(8)	—	—	(22,384)
Repurchase of parent company stock	(16)	—	—	—	(16)
Deferred financing fees	(10)	—	—	—	(10)
Proceeds from sale of stock	239	—	—	—	239
Intercompany receipts (advances)	73,937	(69,481)	(4,456)	—	—

Cash flows provided by (used for) financing activities	51,774	(69,489)	(4,456)	—	(22,171)

Effect of exchange rate changes in cash	—	159	(57)	—	102
Net increase (decrease) in cash and cash equivalents	—	19,360	(100)	—	19,260
Cash and cash equivalents, beginning of year	—	12,379	2,146	—	14,525

Cash and cash equivalents, end of year	$—	$31,739	$2,046	$—	$33,785

Condensed Consolidating Cash Flow Information

Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(53,474)	$80,090	$7,959	$—	$34,575

Cash flows from investing activities:
Capital expenditures	—	(20,259)	(5,685)	—	(25,944)
Proceeds form sale of equipment	—	55	11	—	66

Net cash used in investing activities	—	(20,204)	(5,674)	—	(25,878)

Cash flows from financing activities:
Proceeds from borrowings on long term debt	712,396	—	—	—	712,396
Repayments of long-term debt	(695,243)	23	—	—	(695,220)
Proceeds from sale of parent company stock	600	—	—	—	600
Proceeds from exercise of options in parent company stock	106	—	—	—	106
Repurchase of parent company stock	(66)	—	—	—	(66)
Payments of debt issuance costs	(19,337)	—	—	—	(19,337)
Intercompany receipts (advances)	55,018	(53,248)	(1,770)	—	—

Cash flows provided by (used for) financing activities	53,474	(53,225)	(1,770)	—	(1,521)

Effect of exchange rate changes in cash	—	(11)	(163)	—	(174)
Net increase (decrease) in cash and cash equivalents	—	6,650	352	—	7,002
Cash and cash equivalents, beginning of year	—	31,739	2,046	—	33,785

Cash, end of year	$—	$38,389	$2,398	$—	$40,787

Condensed Consolidating Cash Flow Information

Year ended December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(65,678)	$83,805	$10,888	$—	$29,015

Cash flows from investing activities:
Capital expenditures	—	(24,728)	(6,082)	—	(30,810)
Proceeds from sale of property and equipment	—	970	—	—	970

Net cash used in investing activities	—	(23,758)	(6,082)	—	(29,840)

Cash flows from financing activities:
Repayments	—	(18)	—	—	(18)
Proceeds from exercise of options in parent company stock	19	—	—	—	19
Repurchase of parent company stock	(28)	—	—	—	(28)
Proceeds from sale of stock	50	—	—	—	50
Payments of debt issuance costs	(794)				(794)
Intercompany receipts (advances)	66,431	(66,206)	(225)	—	—

Cash flows provided by (used for) financing activities	65,678	(66,224)	(225)	—	(771)

Effect of exchange rate changes in cash	—	(13)	(320)	—	(333)
Net increase (decrease) in cash	—	(6,190)	4,261	—	(1,929)
Cash, beginning of year	—	38,389	2,398	—	40,787

Cash, end of year	$—	$32,199	$6,659	$—	$38,858

17.	Subsequent events

The Company has evaluated the period from December 31, 2011, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

ACCELLENT INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2010 and 2011

(in thousands)

Amounts in Thousands	Balance at Beginning of Year	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$534	$712	$—	$(136)	$1,110
Year ended December 31, 2010	$1,110	$(213)	$—	$(307)	$590
Year ended December 31, 2011	$590	$510	$—	$(384)	$716

Amounts in Thousands	Balance at Beginning of Year	Additions Charged to Net Sales	Other	Returns Processed	Balance at End of Year
Reserve for sales returns:
Year ended December 31, 2009	$620	$5,819	$—	$(5,211)	$1,228
Year ended December 31, 2010	$1,228	$7,289	$—	$(7,105)	$1,412
Year ended December 31, 2011	$1,412	$5,649	$—	$(5,794)	$1,267

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Third Articles of Amendment and Restatement, as amended, of Accellent Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

3.2	Amended and Restated Bylaws of Accellent Inc. (incorporated by reference to Exhibit 3.2 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

4.1	Indenture, dated as of January 29, 2010, among Accellent Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.2	Exchange and Registration Rights Agreement, dated as of January 29, 2010, among Accellent Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

4.3	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York Mellon, as notes collateral agent (incorporated by reference to Exhibit 4.5 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.4	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and the Bank of New York, as notes collateral agent (incorporated by reference to Exhibit 4.6 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

4.5	Indenture with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

4.6	Exchange and Registration Rights Agreement with respect to 10% Senior Subordinated Notes due 2017, dated as of October 28, 2010, among Accellent Inc., the guarantors party thereto and the representatives of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Accellent Inc.’s Current Report on Form 8-K, filed on November 2, 2010 (file number 333-130470)).

10.1*	2005 Equity Plan for Key Employees of Accellent Holdings Corp. and Its Subsidiaries and Affiliates (incorporated by reference to Exhibit 10.5 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.2	Management Services Agreement, dated November 22, 2005, between Accellent Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.6 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.3*	Form of Rollover Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.7 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.4*	Form of Management Stockholder’s Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.8 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.5*	Form of Sale Participation Agreement, dated November 22, 2005, between Accellent Holdings LLC and certain members of management (incorporated by reference to Exhibit 10.9 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.6	Registration Rights Agreement, dated November 22, 2005, between Accellent Holdings Corp. and Accellent Holdings LLC (incorporated by reference to Exhibit 10.10 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.7	Stock Subscription Agreement, dated November 16, 2005, between Bain Capital Integral Investors LLC and Accellent Holdings Corp. (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.8	Stockholders’ Agreement, dated as of November 16, 2005 by and among Accellent Holdings Corp., Bain Capital Integral Investors, LLC, BCIP TCV, LLC and Accellent Holdings LLC (incorporated by reference to Exhibit 10.12 to Accellent Inc.’s Registration Statement on Form S-4, filed on December 19, 2005 (file number 333-130470)).

10.9*	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to Exhibit 10.11 to Accellent Inc.’s Registration Statement on Form S-1, filed on February 14, 2001).

10.10	Form of Stock Option Agreement, dated November 22, 2005, between Accellent Holdings Corp. and certain members of management (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.11*	Accellent Holdings Corp. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Accellent Inc.’s Registration Statement on Form S-4, filed on January 26, 2006 (file number 333-130470)).

10.12*	Employment Agreement, dated December 1, 2005, between Accellent Corp. and Jeffrey M. Farina (incorporated by reference to Exhibit 10.29 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 13, 2007 (file number 333-130470)).

10.13*	Employment Agreement, dated September 4, 2007, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on September 6, 2007 (file number 333-130470)).

10.14*	First Amendment to the Employment Agreement, dated March 31, 2008, between Accellent Inc. and Jeremy Friedman (incorporated by reference to Exhibit 10. 26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2008 (file number 333-130470)).

10.15*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Dean D. Schauer (incorporated by reference to Exhibit 10.23 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.16*	Amendment No. 1 to Employment Agreement, dated as of October 20, 2011, between Accellent Inc. and Dean D. Schauer.

10.17	Credit Agreement, dated as of January 29, 2010, among Accellent Inc., as Borrower, the Several Lenders from time to time parties thereto, Wells Fargo Capital Finance, LLC, as Administrative Agent and Collateral Agent and Wells Fargo Capital Finance, LLC, as Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Accellent Inc.’s Current Report on Form 8-K, filed on February 3, 2010 (file number 333-130470)).

10.18	Guarantee, dated as of January 29, 2010, among the subsidiaries named therein and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.25 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.19	Pledge Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.26 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.20	Security Agreement, dated as of January 29, 2010, among Accellent Inc., the subsidiaries named therein, and Wells Fargo Capital Finance, LLC, as collateral agent (incorporated by reference to Exhibit 10.27 to Accellent Inc.’s Annual Report on Form 10-K, filed on March 31, 2010 (file number 333-130470)).

10.21*	Employment Agreement, dated January 15, 2010, between Accellent Inc. and Donald J. Spence (incorporated by reference to Exhibit 99.2 to Accellent Inc.’s Current Report on Form 8-K, filed on April 26, 2010 (file number
333-130470)).

10.22*	Amendment No. 1 to Employment Agreement, dated as of October 20, 2011, between Accellent Inc. and Donald J. Spence.

10.23*	Employment Agreement dated August 3, 2011 between Accellent Inc. and James M. McGorry.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.