Form 10-Q
period 2012-03-31
ACCELLENT INC
filed 2012-05-15
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2011 and March 31, 2012

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
Assets
Current assets:
Cash	$38,858	$35,149
Accounts receivable, net of allowances of $1,983 and $2,034 as of December 31, 2011 and March 31, 2012, respectively	54,763	62,023
Inventory	65,962	71,193
Prepaid expenses and other current assets	4,481	5,277

Total current assets	164,064	173,642
Property, plant and equipment, net	126,992	124,563
Goodwill	629,854	629,854
Other intangible assets, net	149,687	145,952
Deferred financing costs and other assets, net	16,825	16,195

Total assets	$1,087,422	$1,090,206

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	22,580	27,142
Accrued payroll and benefits	8,221	12,164
Accrued interest	19,519	19,228
Accrued expenses and other current liabilities	18,747	18,845

Total current liabilities	69,089	77,401
Long-term debt	712,967	713,042
Other liabilities	38,466	39,085

Total liabilities	820,522	829,528

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Additional paid-in capital	638,445	638,655
Accumulated other comprehensive (loss) income	(1,266)	(712)
Accumulated deficit	(370,279)	(377,265)

Total stockholder’s equity	266,900	260,678

Total liabilities and stockholder’s equity	$1,087,422	$1,090,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2012

(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2012
Net sales	$129,889	$131,578
Cost of sales (exclusive of amortization)	98,318	100,967

Gross profit	31,571	30,611

Operating expenses:
Selling, general and administrative expenses	14,112	15,050
Research and development expenses	747	474
Restructuring charges	—	353
Gain on sale of property, plant and equipment	—	(1)
Amortization of intangible assets	3,735	3,735

Total operating expenses	18,594	19,611

Income from operations	12,977	11,000

Other (expense) income, net:
Interest expense, net	(17,249)	(17,242)
Other (expense) income, net	(1,934)	178

Total other (expense) income, net	(19,183)	(17,064)

Loss before income taxes	(6,206)	(6,064)
Provision for income taxes	1,965	922

Net loss	$(8,171)	$(6,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2011 and 2012

(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2012
Net loss	$(8,171)	$(6,986)
Other comprehensive income
Cumulative translation adjustment gains	2,405	554

Comprehensive loss	$(5,766)	$(6,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2012

(in thousands)

	March 31, 2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(8,171)	$(6,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,441	10,083
Amortization of debt discounts and non-cash interest accrued	720	756
Restructuring charges, net of payments	—	(90)
Gain on disposal of property and equipment	(1)	(1)
Deferred income tax expense	740	738
Non-cash compensation expense	271	63
Changes in operating assets and liabilities:
Accounts receivable	(4,148)	(7,115)
Inventory	(9,650)	(5,097)
Prepaid expenses and other current assets	(1,171)	(783)
Accounts payable, accrued expenses and other operating liabilities	6,967	7,389

Net cash used in operating activities	(5,002)	(1,043)

Cash flows from investing activities:
Capital expenditures	(5,596)	(2,894)
Proceeds from sale of property and equipment	11	20

Net cash used in investing activities	(5,585)	(2,874)

Cash flows from financing activities:
Repurchase of parent company stock	—	(43)
Payment of deferred financing fees	(369)	—
Repayments of long-term debt and capital lease obligations	(6)	(5)

Net cash used in financing activities	(375)	(48)

Effect of exchange rate changes	206	256

Net decrease in cash	(10,756)	(3,709)
Cash, beginning of period	40,787	38,858

Cash, end of period	$30,031	$35,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,795	$16,803
Cash paid for income taxes	$52	$272
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,039	$1,166
Deferred financing fees unpaid and included in accounts payable and accrued expenses	$201	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

1.	Summary of significant accounting policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There have been no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, nor were there any significant changes resulting from the adoption of new accounting pronouncements.

Customer Concentration

During the three months ended March 31, 2011 and 2012, our ten largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended March 31,
	2011	2012
Customer A	17%	16%
Customer B	15%	15%
Customer C	12%	10%

At March 31, 2012, Customers A and B comprised approximately 13% and 11%, respectively, of accounts receivable, net. At December 31, 2011, Customers A and B each comprised approximately 11% of Accounts receivable, net.

2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. The Company adopted the provisions of this standard on January 1, 2012 and elected to present comprehensive income (loss) in a separate statement. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

Inventories consisted of the following at December 31, 2011 and March 31, 2012 (in thousands):

	December 31, 2011	March 31, 2012
Raw materials	$16,056	$17,532
Work-in-process	27,420	33,053
Finished goods	22,486	20,608

Total	$65,962	$71,193

4.	Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the three months ended March 31, 2011 and 2012.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three months ended March 31, 2011 and 2012, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Cost of sales	$497	$497
Selling, general and administrative	3,238	3,238

Total	$3,735	$3,735

Intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,186)	$4,805
Customer contracts and relationships	197,575	(82,093)	115,482
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(94,729)	$149,687

Intangible assets consisted of the following at March 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,683)	$4,308
Customer contracts and relationships	197,575	(85,331)	112,244
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(98,014)	$145,952

Estimated intangible asset amortization expense for the remainder of 2012 is approximately $11.2 million. The estimated annual intangible asset amortization expense approximates $14.9 million in 2013, $13.3 million in 2014 and $12.9 million in each of 2015 and 2016.

At December 31, 2011 and March 31, 2012, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	December 31, 2011	March 31, 2012
Developed technology and know how	2.4	2.2
Customer contracts and relationships	8.9	8.7
Total finite lived intangible asset	8.7	8.4

5.	Long-term debt

Long-term debt consisted of the following at December 31, 2011 and March 31, 2012 (in thousands):

	December 31, 2011	March 31, 2012
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	34	29

Total debt	715,034	715,029
Less—unamortized discount	(2,045)	(1,965)
Less—current portion	(22)	(22)

Long term debt, excluding current portion	$712,967	$713,042

The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At March 31, 2012, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $32.1 million, after giving effect to outstanding letters of credit totaling $12.1 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6.	Restructuring charges

During the three months ended March 31, 2011 and 2012, the Company undertook no restructuring actions.

In December 2011, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Manchester, England. In April 2012 the facility was closed, and substantially all employees were terminated. All affected employees were provided stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the three months ended March 31, 2012, the Company recorded $0.4 million of restructuring costs related to the facility’s closure, which are recorded within “Restructuring charges” in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2012.

The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	—	$340
Restructuring charges	306	47	353
Payments	(396)	(47)	(443)

Balance at March 31, 2012	$250	$—	$250

7.	Stock-based compensation

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

The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2011 and 2012:

	March 31, 2011		March 31, 2012
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$448	250,049	$355	201,817
Shares repurchased	—	—	(119)	(67,607)
Options exercised	—	—	(58)	(33,301)
Options forfeited	—	—	(35)	(20,182)
Change in fair value	1	—	—	—

Balance at end of period	$449	250,049	$143	80,727

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of March 31, 2012 to determine the fair value of the Roll-Over Options:

March 31, 2012
Expected term to exercise	1.7 years
Expected volatility	26.9%
Risk-free rate	0.42%
Dividend yield	0.0%

During the three months ended March 31, 2011 and March 31, 2012, the Company granted stock options to employees to purchase approximately 165,000 and 415,000 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the three months ended March 31, 2011 and March 31, 2012, 82,500 and 207,500, respectively, were Performance-Based awards. Stock options granted during the three months ended March 31, 2011 and March 31, 2012 had a weighted average grant date fair value of $1.02 and $0.80 per share, respectively.

The following tables summarizes the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three months ended March 31, 2011 and 2012:

Classification of expense (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Cost of sales	$28	$8
Selling, general and administrative	220	32

Total	$248	$40

Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Time-based vesting awards	$225	$40
Performance-based vesting awards	—	—
Restricted stock awards	22	—
Roll-over options	1	—

Total expense	$248	$40

At March 31, 2012, the Company determined that attainment of certain of the targets through 2012 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based Stock Awards during the three months ended March 31, 2012.

The total unvested Performance-Based shares and their aggregate fair values were 3,546,885 and 3,815,876 and $4.2 million and $4.3 million at March 31, 2011 and 2012, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,989,353 and 2,639,550 and $3.4 million and $2.8 million at March 31, 2011 and 2012, respectively. The total unvested Restricted Stock awards and their aggregate fair value were 58,667 and $0.2 million at March 31, 2011. No Restricted Stock awards were outstanding at March 31, 2012.

Non-employee stock-based compensation During each of the three months ended March 31, 2011 and 2012, the Company recognized approximately $23,000 of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

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

Income tax expense for the three months ended March 31, 2011 was $2.0 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.3 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2012 was $0.9 million and included $0.7 million of deferred income taxes for differences in the book and tax treatment of goodwill and $0.2 million in state and foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $31.0 million and $31.7 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012, respectively, relating to goodwill basis differences.

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. The Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2005 through 2011, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

9.	Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three months ended March 31, 2011 and 2012, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million in each three month period. As of December 31, 2011 and March 31, 2012, the Company owed KKR $0.3 million for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three months ended March 31, 2011 the Company incurred consulting fees and related expenses of $0.1 million with Capstone. No fees or expenses related to Capstone were incurred during the three months ended March 31, 2012. At December 31, 2011 and March 31, 2012 , the Company owed Capstone $0.3 million.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $31.2 million principal amount of the Company’s Senior Secured Notes and approximately $34.5 million principal amount of the Company’s 2017 Subordinated Notes at March 31, 2012. Entities affiliated with KKR-AM, an affiliate of KKR, owned approximately $31.3 million principal amount of the Company’s Senior Secured Notes and approximately $27.9 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2011.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three months ended March 31, 2011 and 2012 totaled $0.1 million in each period. At December 31, 2011 and March 31, 2012, accounts receivable from Biomet aggregated $0.1 million at each date.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.2 million in fees in connection with this agreement during the three month periods ended March 31, 2011 and 2012, respectively.

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

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value, is included in Note 7.

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2011 and March 31, 2012:

		Fair Value Measurements at December 31, 2011 determined using
	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	$355	$—	$—	$355

		Fair Value Measurements at March 31, 2012 determined using
	Total Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	$143	$—	$—	$143

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2011 and March 31, 2012 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At March 31, 2012, the fair value of the Senior Secured Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 101.25% or $405 million compared to their carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At March 31, 2012 the fair value of the Senior Subordinated Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 84.0% or $264.6 million compared to their carrying value of $315 million.

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

At each of December 31, 2011 and March 31, 2012, the Company maintained a reserve for environmental liabilities of approximately $1.8 million. The Company expects to pay $0.1 million during 2012.

13.	Supplemental guarantor condensed consolidating financial statements

In connection with the Company’s borrowing arrangements (refer to Note 5) (collectively the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) that are 100% owned, guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations for the three months ended March 31, 2011 and 2012 the unaudited condensed consolidating balance sheets as of December 31, 2011 and March 31, 2012 , and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2012, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended March 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,145	$9,184	$(440)	$129,889
Cost of sales (exclusive of amortization)	—	93,126	5,632	(440)	98,318
Selling, general and administrative expenses	22	13,300	790	—	14,112
Research and development expenses	—	490	257	—	747
Amortization of intangibles	3,735	—	—	—	3,735

(Loss) income from operations	(3,757)	14,229	2,505	—	12,977
Interest expense, net	(17,221)	(28)	—	—	(17,249)
Other (expense) income, net	(1)	(161)	(1,772)	—	(1,934)
Equity in earnings of affiliates	12,808	400	—	(13,208)	—
Provision for income taxes	—	(1,632)	(333)	—	(1,965)

Net (loss) income	$(8,171)	$12,808	$400	$(13,208)	$(8,171)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,719	$10,250	$(391)	$131,578
Cost of sales (exclusive of amortization)	—	94,227	7,131	(391)	100,967
Selling, general and administrative expenses	25	14,100	925	—	15,050
Research and development expenses	—	255	219	—	474
Restructuring charges	—	353	—	—	353
Amortization of intangible assets	3,735	—	—	—	3,735
Gain on disposal of property and equipment	—	(1)	—	—	(1)

(Loss) income from operations	(3,760)	12,785	1,975	—	11,000
Interest expense, net	(17,216)	677	(703)	—	(17,242)
Other (expense) income, net	—	797	(619)	—	178
Equity in earnings of affiliates	13,990	166	—	(14,156)	—
Provision for income taxes	—	(435)	(487)	—	(922)

Net (loss) income	$(6,986)	$13,990	$166	$(14,156)	$(6,986)

Unaudited Condensed Consolidating Balance Sheets

March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$28,010	$7,139	$—	$35,149
Accounts receivable, net	—	58,228	4,282	(487)	62,023
Inventories	—	67,032	4,161	—	71,193
Prepaid expenses and other current assets	881	4,154	242	—	5,277

Total current assets	881	157,424	15,824	(487)	173,642
Property, plant and equipment, net	—	106,690	17,873	—	124,563
Intercompany receivables, net	—	333,236	22,625	(355,861)	—
Investment in subsidiaries	545,817	43,137	37,187	(626,141)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	145,952	—	—	—	145,952
Deferred financing costs and other assets, net	15,634	177	384	—	16,195

Total assets	$1,338,138	$640,664	$93,893	$(982,489)	$1,090,206

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	—	24,814	2,815	(487)	27,142
Accrued expenses and other current liabilities	19,228	24,552	6,457	—	50,237

Total current liabilities	19,228	49,388	9,272	(487)	77,401
Long-term debt	1,019,914	10,018	38,971	(355,861)	713,042
Other long-term liabilities	1,131	35,441	2,513	—	39,085

Total liabilities	1,040,273	94,847	50,756	(356,348)	829,528
Equity	297,865	545,817	43,137	(626,141)	260,678

Total liabilities and equity	$1,338,138	$640,644	$93,893	$(982,489)	$1,090,206

Unaudited Condensed Consolidating Balance Sheets

December 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,627	$6,231	$—	$38,858
Accounts receivable, net	—	52,073	3,014	(324)	54,763
Inventories	—	62,528	3,434	—	65,962
Prepaid expenses and other current assets	879	3,385	217	—	4,481

Total current assets	879	150,613	12,896	(324)	164,064
Property, plant and equipment, net	—	110,251	16,741	—	126,992
Intercompany receivables, net	—	300,148	21,728	(321,876)	—
Investment in subsidiaries	493,405	42,612	—	(536,017)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	149,687	—	—	—	149,687
Deferred financing costs and other assets, net	16,310	155	352	8	16,825

Total assets	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	15	21,236	1,764	(435)	22,580
Accrued expenses and other current liabilities	19,517	21,919	4,932	119	46,487

Total current liabilities	19,532	43,177	6,696	(316)	69,089
Long-term debt	1,003,063	31,780	—	(321,876)	712,967
Other long-term liabilities	1,321	34,736	2,409	—	38,466

Total liabilities	1,023,916	109,693	9,105	(322,192)	820,522
Equity	266,219	494,086	42,612	(536,017)	266,900

Total liabilities and equity	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Unaudited Condensed Consolidating Statements of Cash Flows—

Three months ended March 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16,563)	$9,101	$2,460	$—	$(5,002)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,607)	(989)	—	(5,596)
Proceeds from the sale of property and equipment	—	11	—	—	11

Net cash used in investing activities	—	(4,596)	(989)	—	(5,585)

Cash flows from financing activities:
Principal payments on long-term debt	—	(6)	—	—	(6)
Intercompany (advances) receipts	16,932	(16,501)	(431)	—	—
Payment of deferred financing fees	(369)	—	—	—	(369)

Cash flows provided by (used in) financing activities	16,563	(16,507)	(431)	—	(375)

Effect of exchange rate changes	—	47	159	—	206

Net (decrease) increase in cash	—	(11,955)	1,199	—	(10,756)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$26,437	$3,594	$—	$30,031

Unaudited Condensed Consolidating Statements of Cash Flows—

Three months ended March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16,728)	$12,900	$2,785	$—	$(1,043)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,714)	(1,180)	—	(2,894)
Proceeds from the sale of property and equipment	—	20	—	—	20

Net cash used in investing activities	—	(1,694)	(1,180)	—	(2,874)

Cash flows from financing activities:
Principal payments on long-term debt	—	(5)	—	—	(5)
Intercompany (advances) receipts	16,771	(15,874)	(897)	—	—
Repurchase of parent company stock	(43)	—	—	—	(43)

Cash flows provided by (used in) financing activities	16,728	(15,879)	(897)	—	(48)

Effect of exchange rate changes	—	56	200	—	256

Net increase (decrease) in cash	—	(4,617)	908	—	(3,709)
Cash, beginning of period	—	32,627	6,231	—	38,858

Cash, end of period	$—	$28,010	$7,139	$—	$35,149

14.	Changes in Stockholder’s Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2012:

	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2012	1,000	$—	$638,445	$(1,266)	$(370,279)	$266,900
Net loss		—	—	—	(6,986)	(6,986)
Cumulative translation adjustment		—	—	554	—	554

Stock-based compensation and other		—	210	—	—	210

Balance at March 31, 2012	1,000	$—	$638,655	$(712)	$(377,265)	$260,678

15.	Subsequent Events

In May 2012, the Company completed the sale of substantially all of the assets of its facility in Pittsburgh, Pennsylvania in exchange for approximately $8.0 million in cash. The Company does not expect the sale to have a material effect on its financial position, results of operations or cash flows.

The Company has evaluated the period from March 31, 2012, the date of the unaudited condensed consolidated financial statements, through the date of the issuance and filing of the unaudited condensed consolidated financial statements, and has determined that no material subsequent events have occurred, other than noted above, that would affect the information presented in these unaudited condensed consolidated financial statements or require additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 29, 2012 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2011. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

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

During the three months ended March 31, 2011 and 2012, our 10 largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three months ended March 31, 2011 and 2012. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales were as follows for the periods presented:

	Three Months Ended March 31,
	2011	2012
Customer A	17%	16%
Customer B	15%	15%
Customer C	12%	10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2012, presented as a percentage of net sales.

	Three Months Ended
	March 31, 2011	March 31, 2012
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	75.7	76.7

Gross profit	24.3	23.3
Selling, general and administrative expenses	10.8	11.4
Research and development expenses	0.6	0.4
Restructuring charges	—	0.3
Amortization of intangibles	2.9	2.8

Income from Operations	10.0%	8.4%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales

Net sales for the three months ended March 31, 2012 were $131.6 million, an increase of $ 1.7 million, or 1.3%, compared to net sales of $129.9 million for the three months ended March 31, 2011. Net sales were impacted by increased sales volume totaling $0.0 million, net of price decreases of $1.1 million, and $1.7 million related to increased sales of platinum resulting primarily from passing through to our customers, increases in precious metal prices which do not benefit gross profit.

Cost of goods sold and gross profit

Cost of goods sold was $101.0 million for the three months ended March 31, 2012 compared to $98.3 million for the three months ended March 31, 2011, an increase of $2.7 million, or 2.7%. Cost of goods sold reflects our variable manufacturing and fixed overhead costs necessary to produce product for our customers. The increase in cost of goods sold is primarily attributable to increased material costs resulting from the sales increase related to platinum totaling approximately $0.6 million, increases in material costs totaling approximately $2.1 million related to raw material procurement cost increases and material production costs, lower utilization of our fixed cost infrastructure totaling approximately $0.7 million, all of which were offset by lower variable manufacturing costs totaling approximately $0.7 million attributable to cost reduction and productivity improvement activities.

Gross profit was $30.6 million, or 23.3% of net sales, for the three months ended March 31, 2012 compared to $31.6 million, or 24.3% of net sales for the three months ended March 31, 2011. As a percent of sales, gross profit declined 1.0% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increases in material costs and lower leverage of our fixed cost infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $15.1 million for the three months ended March 31, 2012 compared to $14.1 million for the three months ended March 31, 2011. The $1.0 million increase in SG&A expenses was primarily attributable to one time contractually obligated severance charges recorded during the three months ended March 31, 2012 totaling approximately $0.4 million, increases in salary costs related to both wage inflation and increased headcount totaling approximately $0.5 million and higher sales commission costs during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended March 31, 2012 were $0.5 million, $0.2 million lower than the $0.7 million in the three months ended March 31, 2011. R&D expenses represent costs related to the development of new or improved, manufacturing technologies and the decline of $0.2 million is attributable primarily to lower headcount during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense, net

Interest expense, net, was $17.2 million million for each of the three month periods ended March 31, 2012 and March 31, 2011.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the three months ended March 31, 2012, we recorded a currency gain of approximately $0.2 million compared to a loss of approximately $2.0 million during the three months ended March 31, 2011. This difference is due to smaller changes in foreign currency exchange rates during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $0.9 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.2 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2011 was $2.0 and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.3 million in state and foreign income taxes. The decrease in income tax expense during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is attributable to changes in the Company’s entity structure completed during the three months ended March 31, 2012.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At March 31, 2012, we had $12.1 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of March 31, 2012, our total indebtedness amounted to $715.0 million.

Cash used in operations was $1.0 million during the three months ended March 31, 2012 compared to $5.0 million during the three months ended March 31, 2011, an improvement of $4.0 million. The decrease in cash used in operations is primarily a result of working capital improvements and a lower net loss. Our net cash invested in working capital and our net loss were $2.4 million and $1.2 million lower, respectively, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition, aggregate adjustments for non-cash items positively impacted operating cash flows by $0.4 million primarily due to an increase in depreciation costs offset by lower stock compensation.

Cash used in investing activities was $2.9 million during the three months ended March 31, 2012 compared to $5.6 million during the three months ended March 31, 2011. The decrease in cash used for investing activities of $2.7 million is attributable to lower capital asset acquisitions during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as we completed the build-out of our facility in Penang, Malaysia during 2011.

During the three months ended March 31, 2012, cash used in financing activities was approximately $48,000 compared to $0.4 million during the three months ended March 31, 2011. During the three months ended March 31, 2011 we paid approximately $0.4 million of deferred financing costs related to our refinancing transactions in 2010.

Our planned capital expenditures for 2012 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of March 31, 2012, we have a liability of $1.8 million, of which the Company expects to pay $0.1 million during 2012, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at March 31, 2012 includes $1.6 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.2 million at March 31, 2012.

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

Indebtedness.

At March 31, 2012, our aggregate debt was approximately $715.0 million substantially all of which is due in 2017. Our debt at March 31, 2012 consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $32.1 million at March 31, 2012. No amounts have been drawn under the facility since it was put in place in January 2010. As of March 31, 2012, we were in compliance with the covenants of our debt agreements.

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

EBITDA represents net loss income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments, all of which are defined in the indentures governing the Senior Subordinated Notes and the Senior Secured Notes and the credit agreement governing the ABL Revolver. We believe that the inclusion of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q is appropriate to provide additional information to investors regarding certain thresholds based on Adjusted EBITDA that we may be required to meet in certain cases that are included in the indentures governing the Senior Subordinated Notes and the Senior Secured Notes and the credit agreement governing the ABL Revolver. There are no material differences in the manner in which EBITDA and Adjusted EBITDA were determined in the past under our credit agreement, as amended.

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

The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2012
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(8,171)	$(6,986)
Interest expense, net	17,249	17,242
Provision for income taxes	1,965	922
Depreciation and amortization	9,441	10,083

EBITDA	$20,484	$21,261

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2012
EBITDA	$20,484	$21,261
Adjustments:
Stock-based compensation - employees	248	40
Stock-based compensation - non-employees	23	23
Employee severance and relocation	335	814
Restructuring charges	—	353
Executive recruiting costs	221	—
Plant closure costs	—	169
Currency loss (gain)	2,020	(185)
Gain on disposal of property and equipment	—	(1)
Other taxes	190	205
Management fees to stockholder	319	335

Adjusted EBITDA	$23,840	$23,014

The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows:

	Three Months Ended
	March 31, 2011	March 31, 2012
Adjusted EBITDA	$23,840	$23,014
Net changes in operating assets and liabilities	(8,002)	(5,606)
Interest expense, net	(17,249)	(17,242)
Cash portion of restructuring charges	—	(443)
Deferred tax provision	740	738
Income tax (expense)	(1,965)	(922)
Amortization of debt discount and non-cash interest	720	756
Other items, net	(3,086)	(1,338)

Net cash (used in) provided by operating activities	$(5,002)	$(1,043)

Net cash used in investing activities	$(5,585)	$(2,874)

Net cash (used in) provided by financing activities	$(375)	$(48)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of March 31, 2012 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$567,500	$33,500	$67,000	$67,000	$400,000
Senior Subordinated Notes (1)	504,000	31,500	63,000	63,000	346,500
Capital leases (1)	37	22	15	—	—
Operating leases	22,918	6,227	9,711	5,263	1,717
Purchase obligations (2)	40,030	40,030	—	—	—
Other obligations (3)	39,310	261	898	768	37,383

Total	$1,173,795	$111,540	$140,624	$136,031	$785,600

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.1 million payable to employees and $1.0 million payable to non-employees, environmental remediation obligations of $1.7 million, accrued compensation and pension benefits of $4.2 million, deferred income taxes of $31.7 million and other obligations of $0.6 million.

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

During the three months ended March 31 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012 for a more complete discussion of the market risks we encounter.

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

May 15, 2012	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

May 15, 2012	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.