Form 10-Q
period 2012-06-30
ACCELLENT INC
filed 2012-08-14
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements).

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

As of August 13, 2012, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2011 and June 30, 2012

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash	$38,858	$46,970
Accounts receivable, net of allowances of $1,983 and $2,035 as of December 31, 2011 and June 30, 2012, respectively	54,763	54,722
Inventory	65,962	68,174
Prepaid expenses and other current assets	4,481	5,447

Total current assets	164,064	175,313
Property, plant and equipment, net	126,992	118,122
Goodwill	629,854	629,854
Other intangible assets, net	149,687	142,217
Deferred financing costs and other assets, net	16,825	15,189

Total assets	$1,087,422	$1,080,695

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$22	$19
Accounts payable	22,580	25,766
Accrued payroll and benefits	8,221	10,781
Accrued interest	19,519	19,897
Accrued expenses and other current liabilities	18,747	15,874

Total current liabilities	69,089	72,337
Long-term debt	712,967	713,129
Other liabilities	38,466	40,363

Total liabilities	820,522	825,829

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Additional paid-in capital	638,445	638,798
Accumulated other comprehensive (loss)	(1,266)	(1,059)
Accumulated deficit	(370,279)	(382,873)

Total stockholder’s equity	266,900	254,866

Total liabilities and stockholder’s equity	$1,087,422	$1,080,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2012

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Net sales	$142,793	$130,231	$272,681	$261,809
Cost of sales (exclusive of amortization)	104,301	96,881	202,618	197,849

Gross profit	38,492	33,350	70,063	63,960

Operating expenses:
Selling, general and administrative expenses	14,549	13,974	28,661	29,024
Research and development expenses	733	472	1,479	945
Restructuring expenses	—	1,486	—	1,838
Loss (gain) on disposal of assets	47	(33)	47	(34)
Amortization of intangible assets	3,735	3,735	7,470	7,470

Total operating expenses	19,064	19,634	37,657	39,243

Income from operations	19,428	13,716	32,406	24,717

Other (expense) income, net:
Interest expense, net	(17,179)	(17,259)	(34,428)	(34,501)
Other income (expense), net	(715)	(864)	(2,650)	(687)

Total other (expense) income, net	(17,894)	(18,123)	(37,078)	(35,188)

Income (loss) before income taxes	1,534	(4,407)	(4,672)	(10,471)

Provision for income taxes	523	1,201	2,488	2,123

Net income (loss)	$1,011	$(5,608)	$(7,160)	$(12,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2011 and 2012

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Net income (loss)	$1,011	$(5,608)	$(7,160)	$(12,594)
Other comprehensive income (loss)
Unrealized gain on available for sale security	—	193	—	193
Cumulative translation adjustment	789	(541)	3,195	14

Comprehensive income (loss)	$1,800	$(5,956)	$(3,965)	$(12,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2012

(in thousands)

	June 30, 2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(7,160)	$(12,594)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,047	20,130
Amortization of debt discounts and non-cash interest accrued	1,449	1,533
Restructuring charges, net of payments	—	1,031
Loss (gain) on disposal of assets	47	(34)
Deferred income tax expense	2,979	1,479
Non-cash compensation expense	535	227
Changes in operating assets and liabilities:
Accounts receivable	(9,199)	(59)
Inventory	(12,806)	(5,371)
Prepaid expenses and other current assets	(2,211)	(609)
Accounts payable, accrued expenses and other operating liabilities	4,301	2,487

Net cash (used in) provided by operating activities	(3,018)	8,220

Cash flows from investing activities:
Capital expenditures	(16,773)	(7,984)
Proceeds from sale of property and equipment	163	25
Proceeds from business divestitures	—	8,034

Net cash (used in) provided by investing activities	(16,610)	75

Cash flows from financing activities:
Repurchase of common stock	—	(43)
Payment of deferred financing fees	(498)	—
Repayments of long-term debt and capital lease obligations	(12)	(11)
Proceeds from exercise of options in common stock	16	—

Net cash used in financing activities	(494)	(54)

Effect of exchange rate changes	290	(129)

Net (decrease) increase in cash	(19,832)	8,112
Cash, beginning of period	40,787	38,858

Cash, end of period	$20,955	$46,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,828	$32,574
Cash paid for income taxes	$1,132	$1,414
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,727	$1,853
Deferred financing fees unpaid and included in accounts payable and accrued expenses	$72	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

Customer Concentration

During the three months ended June 30, 2011 and 2012, our ten largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. During the six months ended June 30, 2011 and 2012, our ten largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Customer A	17%	16%	16%	16%
Customer B	16%	14%	17%	14%
Customer C	10%	11%	11%	10%

At June 30, 2012, Customer A comprised approximately 13 % of accounts receivable, net. At December 31, 2011, Customers A and B each comprised approximately 12% of Accounts receivable, net.

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

3.	Inventories

Inventories consisted of the following at December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011	June 30, 2012
Raw materials	$16,056	$17,457
Work-in-process	27,420	32,784
Finished goods	22,486	17,933

Total	$65,962	$68,174

4.	Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the six months ended June 30, 2011 and 2012.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2011 and 2012, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Cost of sales	$497	$497	$994	$994
Selling, general and administrative	3,238	3,238	6,476	6,476

Total	$3,735	$3,735	$7,470	$7,470

Intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,186)	$4,805
Customer contracts and relationships	197,575	(82,093)	115,482
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(94,279)	$149,687

Intangible assets consisted of the following at June 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(13,180)	$3,811
Customer contracts and relationships	197,575	(88,569)	109,006
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(101,749)	$142,217

Estimated intangible asset amortization expense for the remainder of 2012 is approximately $7.5 million. The estimated annual intangible asset amortization expense approximates $14.9 million in 2013, $13.8 million in 2014 and $13.0 million in each of 2015 and 2016.

At December 31, 2011 and June 30, 2012, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	December 31, 2011	June 30, 2012
Developed technology and know how	2.4	1.9
Customer contracts and relationships	8.9	8.4
Total finite lived intangible asset	8.7	8.2

5.	Long-term debt

Long-term debt consisted of the following at December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011	June 30, 2012
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	34	31

Total debt	715,034	715,031
Less—unamortized discount	(2,045)	(1,883)
Less—current portion	(22)	(19)

Long term debt, excluding current portion	$712,967	$713,129

The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At June 30, 2012, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $27.1 million, after giving effect to outstanding letters of credit totaling $12.5 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6.	Restructuring

During the six months ended June 30 2011, the Company undertook no restructuring actions. During the six months ended June 30, 2012, the Company completed the closure of its manufacturing facility in Manchester, England. In April of 2012 the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the six months ended June 30, 2012, the Company recorded $1.3 million of restructuring costs including $0.9 million related to lease termination costs and $0.4 million related to one-time termination benefits that are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2012.

In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado and the Company expects the facility to be closed no later than the first quarter of 2013 upon completion of the transfer of the facility’s business to other of the Company’s facilities. In connection with the planned closure, the Company will provide certain one-time termination benefits to affected employees. These one-time termination benefits are being recorded over each employee’s remaining service period as employees will be required to stay through their termination date to receive the benefits. During the six months ended June 30, 2012, the Company recorded $0.5 million of restructuring costs related to the facility’s planned closure, which consisted primarily of costs related to one-time termination benefits, and are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2012.

The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	—	$340
Restructuring expenses	874	964	1,838
Payments	(698)	(108)	(806)

Balance at June 30, 2012	$516	$856	$1,372

7.	Divestitures

In May 2012, the Company completed the sale of substantially all of the assets of its facility in Pittsburgh, Pennsylvania for a purchase price of approximately $8.0 million in cash which was received upon closing. The results of operations for the Pittsburgh facility are not material to all periods presented. The Company recorded a pre-tax gain of approximately $54 thousand associated with this sale.

8.	Stock-based compensation

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

The table below summarizes the activity relating to the Roll-Over options during the three and six months ended June 30, 2011 and 2012:

	Three months ended				Six months ended
	June 30, 2011		June 30, 2012		June 30, 2011		June 30, 2012
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$449	250,049	$143	80,727	$448	250,049	$355	201,817
Shares repurchased	—	—	—	—	—	—	(119)	(67,607)
Shares exercised	(23)	(12,995)	—	—	(23)	(12,995)	(58)	(33,301)
Options forfeited	(61)	(35,237)	—	—	(61)	(35,237)	(35)	(20,182)
Change in fair value	(7)	—	(2)	—	(6)	—	(2)	—

Balance at end of period	$358	201,817	$141	80,727	$358	201,817	$141	80,727

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of June 30, 2012 to determine the fair value of the Roll-Over Options:

June 30, 2012
Expected term to exercise	1.7 years
Expected volatility	26.7%
Risk-free rate	0.37%
Dividend yield	0.0%

During the three months ended June 30, 2011 and 2012, the Company granted stock options to employees to purchase approximately 155,000 and 10,000 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the three months ended June 30, 2011 and 2012, 77,500 and 5,000, respectively, were Performance-Based awards. Stock options granted during the three months ended June 30, 2011 and 2012 had a weighted average grant date fair value of $1.02 and $0.79 per share, respectively.

During the six months ended June 30, 2011 and 2012, the Company granted stock options to employees to purchase approximately 320,000 and 425,000 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the six months ended June 30, 2011 and 2012, 160,000 and 212,500, respectively, were Performance-Based awards. Stock options granted during the six months ended June 30, 2011 and 2012 had a weighted average grant date fair value of $1.02 and $0.80 per share, respectively.

The following tables summarizes the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three and six months ended June 30, 2011 and 2012:

Classification of expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Cost of sales	$26	$30	$54	$38
Selling, general and administrative	216	112	436	144

Total	$242	$142	$490	$182

Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Time-based vesting options	$227	$144	$452	$184
Performance-based vesting options	—	—	—	—
Restricted stock awards	22	—	44	—
Roll-over options	(7)	(2)	(6)	(2)

Total expense	$242	$142	$490	$182

At June 30, 2012, the Company determined that attainment of certain of the targets through 2012 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based Stock Awards during the six months ended June 30, 2012.

The total unvested Performance-Based shares and their aggregate fair values were 3,570,271 and 3,808,901 and $4.2 million and $4.3 million June 30, 2011 and 2012, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,629,000 and 2,314,550 and $2.9 million and $2.4 million at June 30, 2011 and 2012, respectively. The total unvested restricted stock awards and their aggregate fair value were 58,677 and $0.2 million at June 30, 2011. No Restricted Stock awards were outstanding at June 30, 2012.

Non-employee stock-based compensation During each of the three and six months ended June 30, 2011 and 2012, the Company recognized approximately $22,500 and $45,000 respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

9.	Income taxes

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

Income tax expense for the three and six months ended June 30, 2012 was $1.2 million and $2.1 million and included $0.7 million and $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million and $0.6 million in state and foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $29.4 million and $30.3 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012, respectively, relating to goodwill basis differences.

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

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and six months ended June 30, 2011, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2012, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.7 million, respectively. As of December 31, 2011 and June 30, 2012, the Company owed KKR $0.3 million and $0.3 million, respectively, for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three and six months ended June 30, 2011, the Company incurred consulting fees and related expenses of $0.1 million and $0.2 million, respectively. No fees or expenses related to Capstone were incurred during the three and six months ended June 30, 2012. At December 31, 2011 and June 30, 2012, the Company owed Capstone $0.3 million and $0.3 million, respectively.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $31.7 million principal amount of the Company’s Senior Secured Notes and approximately $35.5 million principal amount of the Company’s 2017 Subordinated Notes at June 30, 2012. Entities affiliated with KKR-AM, an affiliate of KKR, owned approximately $31.3 million principal amount of the Company’s Senior Secured Notes and approximately $27.9 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2011.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2011 totaled $0.1 million and $0.2 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2012 totaled $0.1 million and $0.3 million, respectively. At December 31, 2011 and June 30, 2012, accounts receivable from Biomet aggregated $0.1 million and $36 thousand, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.1 million and $0.2 million in fees in connection with this agreement for the three and six month periods ended June 30, 2011. The Company incurred approximately $0.2 million and $0.4 million in fees in connection with this agreement for the three and six month periods ended June 30, 2012.

11.	Fair value measurements

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

The Company uses the Black-Scholes option pricing model to value its liability for Roll-Over option awards. A roll-forward of the change in fair value of this financial instrument and information regarding the inputs used in the Black-Scholes model, that are determined by management, that is used to derive the Roll-Over options fair value, is included in Note 8.

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2011 and June 30, 2012:

		Fair Value Measurements at December 31, 2011 determined using
	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	$355	$—	$—	$355

		Fair Value Measurements at June 30, 2012 determined using
	Total Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,348	$1,348	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2011 and June 30, 2012 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At June 30, 2012, the fair value of the Senior Secured Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 104% or $416 million compared to their carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At June 30, 2012 the fair value of the Senior Subordinated Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 84% or $264.6 million compared to their carrying value of $315 million.

12.	Contingencies

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

At each of December 31, 2011 and June 30, 2012, the Company maintained a reserve for environmental liabilities of approximately $1.8 million and $1.7 million, respectively. The Company expects to pay $0.1 million during 2012.

14.	Supplemental guarantor condensed consolidating financial statements

In connection with the Company’s borrowing arrangements (collectively the “Notes”), all of its domestic subsidiaries (the “Subsidiary Guarantors”) that are 100% owned, guaranteed on a joint and several, full and unconditional basis, the repayment by Accellent Inc. of such Notes. Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The following tables present the unaudited condensed consolidating statements of operations and the unaudited condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2012 the unaudited condensed consolidating balance sheets as of December 31, 2011 and June 30, 2012, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2012, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133,572	$9,724	$(503)	$142,793
Cost of sales (exclusive of amortization)	—	98,394	6,448	(541)	104,301
Selling, general and administrative expenses	23	13,601	925	—	14,549
Research and development expenses	—	456	277	—	733
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of assets	—	47	—	—	47

(Loss) income from operations	(3,758)	21,074	2,074	38	19,428
Interest expense, net	(17,159)	(22)	2	—	(17,179)
Other (expense) income, net	—	(167)	(510)	(38)	(715)
Equity in earnings (losses) of affiliates	21,928	1,163	—	(23,091)	—
Provision for income taxes	—	(120)	(403)	—	(523)

Net income (loss)	$1,011	$21,928	$1,163	$(23,091)	$1,011

Unaudited Condensed Consolidating Statements of Operations —

Three months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$120,779	$10,208	$(756)	$130,231
Cost of sales (exclusive of amortization)	—	90,590	7,047	(756)	96,881
Selling, general and administrative expenses	23	13,037	914	—	13,974
Research and development expenses	—	243	229	—	472
Restructuring expenses	—	1,486	—	—	1,486
Amortization of intangible assets	3,735	—	—	—	3,735
(Gain) loss on disposal of assets	—	(41)	8	—	(33)

(Loss) income from operations	(3,758)	15,464	2,010	—	13,716
Interest (expense) income, net	(17,232)	662	(689)	—	(17,259)
Other (expense) income, net	—	(2,122)	1,258	—	(864)
Equity in earnings of affiliates	15,382	1,795	—	(17,177)	—
Provision for income taxes	—	(417)	(784)	—	(1,201)

Net (loss) income	$(5,608)	$15,382	$1,795	$(17,177)	$(5,608)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$254,717	$18,908	$(944)	$272,681
Cost of sales (exclusive of amortization)	—	191,520	12,080	(982)	202,618
Selling, general and administrative expenses	45	26,900	1,716	—	28,661
Research and development expenses	—	946	533	—	1,479
Amortization of intangible assets	7,470	—	—	—	7,470
Loss on disposal of assets	—	47	—	—	47

(Loss) income from operations	(7,515)	35,304	4,579	38	32,406
Interest (expense) income, net	(34,381)	(49)	2	—	(34,428)
Other (expense) income, net	—	(330)	(2,282)	(38)	(2,650)
Equity in earnings of affiliates	34,736	1,563	—	(36,299)	—
Provision for income taxes	—	(1,752)	(736)	—	(2,488)

Net (loss) income	$(7,160)	$34,736	$1,563	$(36,299)	$(7,160)

Unaudited Condensed Consolidating Statements of Operations —

Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$242,499	$20,458	$(1,148)	$261,809
Cost of sales (exclusive of amortization)	—	184,665	14,332	(1,148)	197,849
Selling, general and administrative expenses	47	27,138	1,839	—	29,024
Research and development expenses	—	497	448	—	945
Restructuring expenses	—	1,838	—	—	1,838
Amortization of intangible assets	7,470	—	—	—	7,470
(Gain) loss on disposal of assets	—	(42)	8	—	(34)

(Loss) income from operations	(7,517)	28,403	3,831	—	24,717
Interest (expense) income, net	(34,449)	1,341	(1,393)	—	(34,501)
Other (expense) income, net	—	(1,480)	793	—	(687)
Equity in earnings of affiliates	29,372	1,960	—	(31,332)	—
Provision for income taxes	—	(852)	(1,271)	—	(2,123)

Net (loss) income	$(12,594)	$29,372	$1,960	$(31,332)	$(12,594)

Unaudited Condensed Consolidating Balance Sheets

June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$41,447	$5,523	$—	$46,970
Accounts receivable, net	—	51,445	4,115	(838)	54,722
Inventories	—	63,587	4,587	—	68,174
Prepaid expenses and other current assets	1,343	3,883	221	—	5,447

Total current assets	1,343	160,362	14,446	(838)	175,313
Property, plant and equipment, net	—	95,836	22,286	—	118,122
Intercompany receivables, net	—	340,890	—	(340,890)	—
Investment in subsidiaries	523,471	7,343	—	(530,814)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	142,217	—	—	—	142,217
Deferred financing costs and other assets, net	14,662	162	365	—	15,189

Total assets	$1,311,547	$604,593	$37,097	$(872,542)	$1,080,695

Current portion of long-term debt	$—	$19	$—	$—	$19
Accounts payable	—	23,831	2,773	(838)	25,766
Accrued expenses and other current liabilities	19,901	20,461	6,190	—	46,552

Total current liabilities	19,901	44,311	8,963	(838)	72,337
Long-term debt	1,035,628	—	18,391	(340,890)	713,129
Other long-term liabilities	1,152	36,811	2,400	—	40,363

Total liabilities	1,056,681	81,122	29,754	(341,728)	825,829
Equity	254,866	523,471	7,343	(530,814)	254,866

Total liabilities and equity	$1,311,547	$604,593	$37,097	$(872,542)	$1,080,695

Unaudited Condensed Consolidating Balance Sheets

December 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,627	$6,231	$—	$38,858
Accounts receivable, net	—	52,073	3,014	(324)	54,763
Inventories	—	62,528	3,434	—	65,962
Prepaid expenses and other current assets	879	3,385	217	—	4,481

Total current assets	879	150,613	12,896	(324)	164,064
Property, plant and equipment, net	—	110,251	16,741	—	126,992
Intercompany receivables, net	—	300,148	21,728	(321,876)	—
Investment in subsidiaries	493,405	42,612	—	(536,017)	—
Goodwill	629,854	—	—	—	629,854
Other intangible assets, net	149,687	—	—	—	149,687
Deferred financing costs and other assets, net	16,310	155	352	8	16,825

Total assets	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	15	21,236	1,764	(435)	22,580
Accrued expenses and other current liabilities	19,517	21,919	4,932	119	46,487

Total current liabilities	19,532	43,177	6,696	(316)	69,089
Long-term debt	1,003,063	31,780	—	(321,876)	712,967
Other long-term liabilities	1,321	34,736	2,409	—	38,466

Total liabilities	1,023,916	109,693	9,105	(322,192)	820,522
Equity	266,219	494,086	42,612	(536,017)	266,900

Total liabilities and equity	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)

Three months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,011	$21,928	$1,163	$(23,091)	$1,011
Other comprehensive income (loss):
Cumulative translation adjustment	789	789	789	(1,578)	789

Comprehensive income (loss)	$1,800	$22,717	$1,952	$(24,669)	$1,800

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)

Three months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,608)	$15,382	$1,795	$(17,177)	$(5,608)
Other comprehensive income (loss):
Unrealized gain on available for sale security	193	—	—	—	193
Cumulative translation adjustment	(541)	(541)	(541)	1,082	(541)

Comprehensive income (loss)	$(5,956)	$14,841	$1,254	$(16,095)	$(5,956)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)

Six months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(7,160)	$34,736	$1,563	$(36,299)	$(7,160)
Other comprehensive income (loss):
Cumulative translation adjustment	3,195	3,195	3,195	(6,390)	3,195

Comprehensive income (loss)	$(3,965)	$37,931	$4,758	$(42,689)	$(3,965)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)

Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non-guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(12,594)	$29,372	$1,960	$(31,332)	$(12,594)
Other comprehensive income (loss):
Unrealized gain on available for sale security	193	—	—	—	193
Cumulative translation adjustment	14	14	14	(28)	14

Comprehensive income (loss)	$(12,387)	$29,386	$1,974	$(31,360)	$(12,387)

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,295)	$24,650	$4,627	$—	$(3,018)

Cash flows from investing activities:
Capital expenditures	—	(13,118)	(3,655)	—	(16,773)
Proceeds from disposition of assets	—	163	—	—	163

Net cash used in investing activities	—	(12,955)	(3,655)	—	(16,610)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(12)	—	—	(12)
Intercompany receipts (advances)	32,792	(32,597)	(195)	—	—
Proceeds from exercise of options in parent company stock	—	16	—	—	16
Payment of debt issuance costs	(498)	—	—	—	(498)

Cash flows provided by (used in) financing activities	32,294	(32,593)	(195)	—	(494)

Effect of exchange rate changes in cash	—	47	243	—	290

Net increase (decrease) in cash	—	(20,851)	1,020	—	(19,832)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$17,541	$3,415	$—	$20,955

Unaudited Condensed Consolidating Statements of Cash Flows—

Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,360)	$36,605	$3,975	$—	$8,220

Cash flows from investing activities:
Purchases of property and equipment	—	(764)	(7,220)	—	(7,984)
Proceeds from the disposition of assets	—	8,059	—	—	8,059

Net cash provided by (used in) investing activities	—	7,295	(7,220)	—	75

Cash flows from financing activities:
Principal payments on long-term debt	—	(11)	—	—	(11)
Intercompany (advances) receipts	32,403	(35,097)	2,694	—	—
Repurchase of parent company stock	(43)	—	—	—	(43)

Cash flows provided by (used in) financing activities	32,360	(35,108)	2,694	—	(54)

Effect of exchange rate changes	—	28	(157)	—	(129)

Net increase (decrease) in cash	—	8,820	(708)	—	8,112
Cash, beginning of period	—	32,627	6,231	—	38,858

Cash, end of period	$—	$41,447	$5,523	$—	$46,970

15.	Changes in Stockholder’s Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2012:

	Common Stock			Accumulated
			Additional Paid-In Capital	other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2012	1,000	$—	$638,445	$(1,266)	$(370,279)	$266,900
Comprehensive loss:
Net loss		—	—	—	(12,594)	(12,594)
Unrealized gain on available for sale security		—	—	193	—	193
Cumulative translation adjustment		—	—	14	—	14

Total comprehensive loss						(12,387)

Stock-based compensation and other		—	353	—	—	353

Balance at June 30, 2012	1,000	$—	$638,798	$(1,059)	$(382,873)	$254,866

16.	Subsequent Events

The Company has evaluated the period from June 30, 2012, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

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

During the three months ended June 30, 2011 and 2012, our 10 largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. During the six months ended June 30, 2011 and 2012, our 10 largest customers accounted for approximately 66% and 65% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three and six months ended June 30, 2011 and 2012. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Customer A	17%	16%	16%	16%
Customer B	16%	14%	17%	14%
Customer C	10%	11%	11%	10%

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2012, presented as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0	74.4	74.3	75.6

Gross profit	27.0	25.6	25.7	24.4

Selling, general and administrative expenses	10.2	10.7	10.5	11.1
Research and development expenses	0.5	0.4	0.5	0.4
Restructuring expenses	—	1.1	—	0.7
Amortization of intangible assets	2.7	2.9	2.8	2.8

Income from operations	13.6%	10.5%	11.9%	9.4%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales

Net sales for the three months ended June 30, 2012 were $130.2 million, a decrease of $12.6 million, or 8.8%, compared to net sales of $142.8 million for the three months ended June 30, 2011. Net sales were impacted by lower sales volume totaling $8.6 million, exclusive of price decreases of $1.3 million, $1.2 million related to lower foreign currency values and $1.5 million related to decreased sales of platinum resulting primarily from passing through to our customers, changes in precious metal prices which do not benefit gross profit.

Cost of goods sold and gross profit

Cost of goods sold was $96.9 million for the three months ended June 30, 2012 compared to $104.3 million for the three months ended June 30, 2011, a decrease of $7.4 million, or 7.1%. Cost of goods sold reflects our variable manufacturing and fixed overhead costs necessary to produce product for our customers. The decrease in cost of goods sold is attributable to lower material costs resulting from the sales decrease related to platinum totaling approximately $1.5 million, decreases in material costs totaling approximately $3.3 million related to lower raw material procurement costs primarily associated with lower sales volume, and $3.1 million resulting from lower variable manufacturing costs attributable primarily to lower sales volume but including approximately $0.5 million related to cost reduction and productivity improvement activities, all of which were offset by increased fixed manufacturing costs due to lower utilization of our fixed cost infrastructure with lower sales totaling approximately $0.5 million.

Gross profit was $33.4 million, or 25.6% of net sales, for the three months ended June 30, 2012 compared to $38.5 million, or 27.0% of net sales for the three months ended June 30, 2011. As a percent of sales, gross profit declined 1.4% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to lower leverage of our fixed cost infrastructure resulting from lower sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $14.0 million for the three months ended June 30, 2012 compared to $14.5 million for the three months ended June 30, 2011. The $0.5 million decrease in SG&A expenses was attributable to lower compensation and benefits of $1.1 million, inclusive of $0.7 million related to management incentive plans, lower travel and related costs of $0.3 million, offset by higher costs related to professional fees and outside services of $0.6 million, increased depreciation costs of $0.2 million and higher utility costs of $0.1 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended June 30, 2012 were $0.5 million, $0.2 million lower than the $0.7 million in the three months ended June 30, 2011. R&D expenses represent costs related to the development of new or improved, manufacturing technologies and the decline of $0.2 million is attributable primarily to lower headcount during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest Expense, net

Interest expense, net, was $17.2 million and $17.3 million for each of the three month periods ended June 30, 2012 and June 30, 2011, respectively.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the three months ended June 30, 2012, we recorded a currency loss of approximately $0.9 million compared to a loss of approximately $0.7 million during the three months ended June 30, 2011. The increase is due to changes in foreign currency exchange rates during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was $1.2 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.5 million in state and foreign income taxes. Income tax expense for the three months ended June 30, 2011 was $0.5 million and included approximately $0.8 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an income tax benefit of approximately $0.3 million in state and foreign income taxes. The change in income tax expense during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is attributable to higher profitability in the Company’s foreign operations during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales

Net sales for the six months ended June 30, 2012 were $261.8 million, a decrease of $10.9 million, or 4.0%, compared to net sales of $272.7 million for the six months ended June 30, 2011. Net sales were impacted by lower sales volume totaling $6.4 million, exclusive of price decreases of $2.4 million, $1.2 million related to lower foreign currency values and $0.9 million related to decreased sales of platinum resulting primarily from passing through to our customers, changes in precious metal prices which do not benefit gross profit.

Cost of goods sold and gross profit

Cost of goods sold was $197.8 million for the six months ended June 30, 2012 compared to $202.6 million for the six months ended June 30, 2011, a decrease of $4.8 million, or 2.4%. Cost of goods sold reflects our variable manufacturing and fixed overhead costs necessary to produce product for our customers. The decrease in cost of goods sold is primarily attributable to decreased material costs resulting from lower sales of platinum totaling approximately $0.9 million, decreases in material costs totaling approximately $1.3 million resulting from lower sales volume , lower variable manufacturing costs totaling approximately $3.9 million primarily attributable to lower sales volume, all of which were offset by higher fixed costs resulting from lower utilization of our fixed cost infrastructure totaling approximately $1.3 million, .

Gross profit was $64.0 million, or 24.4% of net sales, for the six months ended June 30, 2012 compared to $70.1 million, or 25.7% of net sales for the six months ended June 30, 2011. As a percent of sales, gross profit declined 1.3% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to lower leverage of our fixed cost infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $29.0 million for the six months ended June 30, 2012 compared to $28.7 million for the six months ended June 30, 2011. The $0.3 million increase in SG&A expenses was primarily attributable to one time contractually obligated severance charges recorded during the six months ended June 30, 2012 totaling approximately $0.4 million, lower costs of $0.8 million related to management incentive plans and stock compensation costs, lower travel and related costs of $0.2 million, lower costs related to recruiting and relocation totaling $0.3 million, offset by higher costs related to professional fees and outside services of $0.7 million, increased depreciation costs of $0.3 million and higher utility costs of $0.2 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Research and Development Expenses

Research and development, or R&D, expenses for the six months ended June 30, 2012 were $0.9 million, $0.6 million lower than the $1.5 million in the six months ended June 30, 2011. R&D expenses represent costs related to the development of new or improved, manufacturing technologies and the decline of $0.6 million is attributable primarily to lower headcount during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest Expense, net

Interest expense, net, was $34.4 million and $34.5 million for each of the six month periods ended June 30, 2012 and June 30, 2011, respectively.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the six months ended June 30, 2012, we recorded a currency loss of approximately $0.7 million compared to a loss of approximately $3.1 million during the six months ended June 30, 2011. This difference is due to smaller changes in foreign currency exchange rates during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income Tax Expense

Income tax expense for the six months ended June 30, 2012 was $2.1 million and included $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.6 million in state and foreign income taxes. Income tax expense for the six months ended June 30, 2011 was $2.5 million and included approximately $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill and approximately $1.0 million in state and foreign income taxes. The change in income tax expense during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is attributable to higher profitability in the Company’s foreign operations offset by the effect of changes in the Company’s entity structure that became effective in January of 2012.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At June 30, 2012, we had $12.5 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of June 30, 2012, our total indebtedness amounted to $715.0 million.

Cash provided by operations was $8.2 million during the six months ended June 30, 2012 compared to $(3.0) million used in operations during the six months ended June 30, 2011, an improvement of $11.2 million. The increase in cash used in operations is primarily a result of working capital improvements offset by a higher net loss. Our net cash invested in working capital was $16.3 million lower while our net loss was ($5.4) million higher during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition, aggregate adjustments for non-cash items positively impacted operating cash flows by $0.3 million primarily due to an increase in depreciation costs and restructuring charges offset by lower deferred income tax expense and stock compensation.

Cash used in investing activities was $0.1 million during the six months ended June 30, 2012 compared to $(16.6) million during the six months ended June 30, 2011. The decrease in cash used for investing activities of $16.7 million is attributable to lower capital asset acquisitions of $8.8 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as we completed the build-out of our facility in Penang, Malaysia during 2011. Additionally, the sale of certain assets of our former site in Pittsburgh, PA plant generated $8.0 million of cash.

During the six months ended June 30, 2012, cash used in financing activities was approximately $(0.1) million compared to $(0.5) million during the six months ended June 30, 2011. During the six months ended June 30, 2011 we paid approximately $0.5 million of deferred financing costs related to our 2010 refinancing transactions.

Our planned capital expenditures for 2012 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of June 30, 2012, we have a liability of $1.7 million, of which the Company expects to pay $0.1 million during 2012, for environmental clean-up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at June 30, 2012 includes $1.5 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.2 million at June 30, 2012.

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

Indebtedness

At June 30, 2012, our aggregate debt was approximately $715.0 million substantially all of which is due in 2017. Our debt at June 30, 2012 consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $27.1 million at June 30, 2012. No amounts have been drawn under the facility since it was put in place in January 2010. As of June 30, 2012, we were in compliance with the covenants of our debt agreements.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$1,011	$(5,608)	$(7,160)	$(12,594)
Interest expense, net	17,179	17,259	34,428	34,501
Provision for income taxes	523	1,201	2,488	2,123
Depreciation and amortization	9,606	10,047	19,047	20,130

EBITDA	$28,319	$22,899	$48,803	$44,160

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
EBITDA	$28,319	$22,899	$48,803	$44,160
Adjustments:
Stock-based compensation – employees	242	142	490	182
Stock-based compensation - non-employees	22	22	45	45
Employee severance and relocation	479	555	814	1,370
Restructuring expenses	—	1,486	—	1,838
Executive recruiting costs	43	—	264	—
Plant closure costs	—	154	—	323
Currency loss	687	906	2,707	721
(Gain) loss on disposal of assets	47	(33)	47	(34)
Other taxes	56	109	246	315
Management fees to stockholder	319	335	638	670

Adjusted EBITDA	$30,214	$26,575	$54,054	$49,590

The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Adjusted EBITDA	$30,214	$26,575	$54,054	$49,590
Net changes in operating assets and liabilities	(11,913)	2,054	(19,915)	(3,552)
Interest expense, net	(17,179)	(17,259)	(34,428)	(34,501)
Cash payment of restructuring charges	—	(363)	—	(806)
Deferred tax provision	739	741	2,979	1,479
Income tax (expense)	(523)	(1,201)	(2,488)	(2,123)
Amortization of debt discount and non-cash interest	729	767	1,449	1,533
Other items, net	(83)	(2,051)	(4,669)	(3,400)

Net cash provided by (used in) operating activities	$1,984	$9,263	$(3,018)	$8,220

Net cash (used in) provided by investing activities	$(11,025)	$2,949	$(16,610)	$75

Net cash used in financing activities	$(119)	$(6)	$(494)	$(54)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2012 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$567,500	$33,500	$67,000	$467,000	$—
Senior Subordinated Notes (1)	488,250	31,500	63,000	63,000	330,750
Capital leases (1)	31	19	12	—	—
Operating leases	21,218	6,065	9,210	4,645	1,298
Purchase obligations (2)	51,226	51,226	—	—	—
Other obligations (3)	40,003	315	953	877	37,858

Total	$1,168,228	$122,625	$140,175	$535,522	$369,906

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.1 million payable to employees and $1.1 million payable to non-employees, environmental remediation obligations of $1.7 million, accrued compensation and pension benefits of $4.0 million, deferred income taxes of $32.4 million and other obligations of $0.7 million.

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

During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012 for a more complete discussion of the market risks we encounter.

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the six months ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.

August 14, 2012	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

August 14, 2012	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document

*	Filed herewith.