Form 10-Q
period 2012-09-30
ACCELLENT INC
filed 2012-11-14
CIK 1342505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCELLENT INC.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2011 and September 30, 2012

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash	$38,858	$49,587
Accounts receivable, net of allowances of $1,983 and $1,904 as of December 31, 2011 and September 30, 2012, respectively	54,763	56,074
Inventory	62,153	65,106
Assets held for sale, current portion	3,874	1,767
Prepaid expenses and other current assets	4,416	5,320

Total current assets	164,064	177,854
Property, plant and equipment, net	121,153	116,555
Long-term assets held for sale	16,250	6,019
Goodwill	619,443	619,443
Other intangible assets, net	149,687	138,482
Deferred financing costs and other assets, net	16,825	14,635

Total assets	$1,087,422	$1,072,988

Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$22	$15
Accounts payable	21,035	23,431
Accrued payroll and benefits	7,858	10,531
Accrued interest	19,519	18,822
Liabilities held for sale	1,908	972
Accrued expenses and other current liabilities	18,747	16,086

Total current liabilities	69,089	69,857
Long-term debt	712,967	713,210
Other liabilities	38,466	41,258

Total liabilities	820,522	824,325

Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Additional paid-in capital	638,445	638,981
Accumulated other comprehensive loss	(1,266)	(965)
Accumulated deficit	(370,279)	(389,353)

Total stockholder’s equity	266,900	248,663

Total liabilities and stockholder’s equity	$1,087,422	$1,072,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2012

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Net sales	$126,840	$125,961	$384,530	$376,526
Cost of sales (exclusive of amortization)	95,014	92,250	284,056	280,370

Gross profit	31,826	33,711	100,474	96,156

Operating expenses:
Selling, general and administrative expenses	14,165	12,833	42,677	41,502
Research and development expenses	602	419	2,081	1,364
Restructuring expenses	—	714	—	2,552
Gain (loss) on disposal of assets	6	(221)	53	(254)
Amortization of intangible assets	3,735	3,735	11,205	11,205

Total operating expenses	18,508	17,480	56,016	56,369

Income from continuing operations	13,318	16,231	44,458	39,787

Other (expense) income, net:
Interest expense, net	(17,232)	(17,379)	(51,660)	(51,879)
Other income (expense), net	1,247	592	(1,403)	(90)

Total other (expense) income, net	(15,985)	(16,787)	(53,063)	(51,969)

Loss from continuing operations before income taxes	(2,667)	(556)	(8,605)	(12,182)

Provision for income taxes	1,853	1,110	3,898	3,233

Net loss from continuing operations	(4,520)	(1,666)	(12,503)	(15,415)
Net income (loss) from discontinued operations, net of tax	121	(4,814)	944	(3,659)

Net loss	$(4,399)	$(6,480)	$(11,559)	$(19,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2011 and 2012

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Net loss	$(4,399)	$(6,480)	$(11,559)	$(19,074)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale security	1,155	(250)	1,155	(57)
Cumulative translation adjustment	(2,617)	344	578	358

Comprehensive (loss)	$(5,861)	$(6,386)	$(9,826)	$(18,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2012

(in thousands)

	September 30, 2011	September 30, 2012
Cash flows from operating activities:

Net loss	$(11,559)	$(19,074)
Add: Net income (loss) from discontinued operations, net of tax	(944)	3,659

Net (loss) from continuing operations	(12,503)	(15,415)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,508	29,578
Amortization of debt discounts and non-cash interest accrued	2,187	2,329
Restructuring charges, net of payments	—	1,711
Loss (gain) on disposal of assets	53	(254)
Deferred income tax expense	3,017	2,099
Non-cash compensation expense	829	432

Changes in operating assets and liabilities:
Accounts receivable	(3,588)	(3,853)
Inventory	(10,897)	(2,954)
Prepaid expenses and other current assets	(2,016)	(824)
Accounts payable, accrued expenses and other liabilities	1,138	381

Net cash provided by operating activities of continuing operations	5,728	13,230
Net cash provided by operating activities of discontinued operations	1,795	2,922

Net cash provided by operating activities	7,523	16,152

Cash flows from investing activities:
Capital expenditures	(24,806)	(13,180)
Proceeds from sale of property and equipment	166	264

Net cash used in investing activities of continuing operations	(24,640)	(12,916)
Net cash (used in) provided by investing activities of discontinued operations	(175)	7,484

Net cash used in investing activities	(24,815)	(5,432)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(13)	(16)
Repurchase of common stock	—	(43)
Proceeds from the sale of common stock	50	—
Proceeds from exercise of options in common stock	19	—
Payment of debt issuance costs	(620)	—

Net cash used in financing activities	(564)	(59)

Effect of exchange rate changes	(39)	68

Net (decrease) increase in cash	(17,895)	10,729
Cash, beginning of period	40,787	38,858

Cash, end of period	$22,892	$49,587

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,253	$50,270
Cash paid for income taxes	$2,156	$2,749
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$939	$854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Customer Concentration

During the three months ended September 30, 2011 and 2012, our ten largest customers accounted for approximately 65% and 62% of our consolidated net sales, respectively. During the nine months ended September 30, 2011 and 2012, our ten largest customers accounted for approximately 78% and 64% of our consolidated net sales, respectively.

The actual percentage of net sales derived from each customer whose sales represented more than 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Customer A	17%	15%	21%	16%
Customer B	16%	13%	17%	13%
Customer C	10%	11%	11%	11%

At September 30, 2012, Customer A comprised approximately 11% of accounts receivable, net. At December 31, 2011, Customers A and B each comprised approximately 12% of Accounts receivable, net.

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

3. Inventories

Inventories consisted of the following at December 31, 2011 and September 30, 2012 (in thousands):

	December 31, 2011	September 30, 2012
Raw materials	$14,934	$18,039
Work-in-process	26,077	29,731
Finished goods	21,142	17,336

Total	$62,153	$65,106

In connection with certain businesses that the Company has discontinued, see Note 7, the Company has reclassified $3.8 million and $1.7 million of inventory at December 31, 2011 and September 30, 2012, respectively, as Assets held for sale, current portion in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012.

4. Goodwill and intangible assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations.

The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. In connection with the divestiture activities, the Company assessed goodwill as of September 30, 2012 and determined the fair value more likely than not exceeds the carrying value of the reporting unit. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the nine months ended September 30, 2011 and 2012.

In connection with certain businesses that the Company has discontinued, see Note 7, the Company has attributed a portion of acquired goodwill to these businesses using the relative fair value method. Accordingly, approximately $5.1 million was attributed to the Company’s sale of its Pittsburgh facility in May 2012 and is included in net income (loss) on discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012. In addition, approximately $5.2 million of goodwill has been attributed to discontinued businesses not yet disposed of and is included within Long term assets held for sale in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012.

The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2011 and 2012, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Cost of sales	$497	$497	$1,491	$1,491
Selling, general and administrative	3,238	3,238	9,714	9,714

Total	$3,735	$3,735	$11,205	$11,205

Intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,186)	$4,805
Customer contracts and relationships	197,575	(82,093)	115,482
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(94,279)	$149,687

Intangible assets consisted of the following at September 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(13,677)	$3,314
Customer contracts and relationships	197,575	(91,807)	105,768
Trade names and trademarks	29,400	—	29,400

Total intangible assets	$243,966	$(105,484)	$138,482

Estimated intangible asset amortization expense for the remainder of 2012 is approximately $3.7 million. The estimated annual intangible asset amortization expense approximates $14.9 million in 2013, $13.8 million in 2014 and $13.0 million in each of 2015 and 2016.

At December 31, 2011 and September 30, 2012, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
Finite lived intangible asset	December 31, 2011	September 30, 2012
Developed technology and know how	2.4	1.7
Customer contracts and relationships	8.9	8.2
Total finite lived intangible asset	8.7	8.0

5. Long-term debt

Long-term debt consisted of the following at December 31, 2011 and September 30, 2012 (in thousands):

	December 31, 2011	September 30, 2012
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	34	26

Total debt	715,034	715,026
Less—unamortized discount	(2,045)	(1,801)
Less—current portion	(22)	(15)

Long term debt, excluding current portion	$712,967	$713,210

The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At September 30, 2012, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $29.3 million, after giving effect to outstanding letters of credit totaling $12.5 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6. Restructuring

During the nine months ended September 30, 2011, the Company undertook no restructuring actions. During the nine months ended September 30, 2012, the Company completed the closure of its manufacturing facility in Manchester, England. In April of 2012 the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the nine months ended September 30, 2012, the Company recorded $1.4 million of restructuring costs including $1.0 million related to lease termination costs and $0.4 million related to one-time termination benefits that are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations.

In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado and the Company expects the facility to be closed no later than the first quarter of 2013 upon completion of the transfer of the facility’s business to other of the Company’s facilities. In connection with the planned closure, the Company will provide certain one-time termination benefits to affected employees. These one-time termination benefits are being recorded over each employee’s remaining service period as employees will be required to stay through their termination date to receive the benefits. During the nine months ended September 30, 2012, the Company recorded $1.2 million of restructuring costs related to the facility’s planned closure, which consisted primarily of costs related to one-time termination benefits, and are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations.

The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	—	$340
Restructuring expenses	1,577	975	2,552
Payments	(698)	(143)	(841)

Balance at September 30, 2012	$1,219	$832	$2,051

7. Divestitures

As part of the Company’s continuing efforts to better focus its efforts and align with its customers, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented.

The Company recorded the following amounts within net income (loss) from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(In thousands)
Loss on disposition of discontinued operations	$—	$(5,131)	$—	$(5,131)
Income from discontinued operations prior to disposition	121	317	944	1,472
Net income (loss) from discontinued operations, net of tax	$121	$(4,814)	$944	$(3,659)

The Company recorded a pre-tax gain of approximately $54 thousand in the second quarter of 2012 associated with the sale of the Company’s facility in Pittsburgh, Pennsylvania. During the three months ended September 30, 2012, the Company finalized the accounting for the disposition and determined that goodwill amounting to $5.1 million should have been attributed to the assets of the facility in determining the gain or loss on disposition and is included within Net income (loss) from discontinued operations, net of tax in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

Summary pre-tax operating results of the discontinued operations for all periods prior to disposition were as follows for the periods ending:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(In thousands)
Sales	$6,219	$2,501	$21,210	$13,745
Costs and expenses	6,031	2,184	19,756	12,272

Operating income from discontinued operations	188	317	1,454	1,473
Other expenses, net	—	—	—	(1)

Income from discontinued operations before income taxes	$188	$317	$1,454	$1,472

The assets and liabilities of businesses designated as discontinued operations have been presented separately, and are reflected as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012, as follows:

	December 31, 2011	September 30, 2012
Assets held for sale, current portion:
Inventories	$3,809	$1,744
Prepaid expenses and other current assets	65	23
Assets held for sale, current portion	$3,874	$1,767
Long-term assets held for sale:
Property, plant and equipment, net	$5,839	$739
Goodwill	10,411	5,280
Long-term assets held for sale	$16,250	$6,019
Liabilities held for sale:
Accounts payable and accrued expenses	$1,908	$972
Liabilities held for sale	$1,908	$972

The businesses designated as discontinued operations are not expected to have material continuing cash flows beyond the disposition date of the respective businesses.

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

The table below summarizes the activity relating to the Roll-Over options during the three and nine months ended September 30, 2011 and 2012:

	Three months ended				Nine months ended
	September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$358	201,817	$141	80,727	$448	250,049	$355	201,817
Shares repurchased	—	—	—	—	—	—	(119)	(67,607)
Shares exercised	—	—	—	—	(23)	(12,995)	(58)	(33,301)
Options forfeited	—	—	—	—	(61)	(35,237)	(35)	(20,182)
Change in fair value	—	—	—	—	(6)	—	(2)	—

Balance at end of period	$358	201,817	$141	80,727	$358	201,817	$141	80,727

The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp. common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of September 30, 2012 to determine the fair value of the Roll-Over Options:

September 30, 2012
Expected term to exercise	1.68 years
Expected volatility	26.44%
Risk-free rate	0.23%
Dividend yield	0.00%

During the three months ended September 30, 2011 and 2012, the Company granted stock options to employees to purchase approximately 362,500 and 2,347,500 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the three months ended September 30, 2011 and 2012, 181,250 and 1,173,750, respectively, were Performance-Based awards. Stock options granted during the three months ended September 30, 2011 and 2012 had a weighted average grant date fair value of $0.98 and $0.79 per share, respectively.

During the nine months ended September 30, 2011 and 2012, the Company granted stock options to employees to purchase approximately 682,500 and 2,772,500 shares, respectively, of Accellent Holdings Corp. common stock. Of the total stock options granted during the nine months ended September 30, 2011 and 2012, 341,250 and 1,386,250, respectively, were Performance-Based awards. Stock options granted during the nine months ended September 30, 2011 and 2012 had a weighted average grant date fair value of $1.00 and $0.79 per share, respectively.

The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three and nine months ended September 30, 2011 and 2012:

Classification of expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Cost of sales	$40	$43	$94	$81
Selling, general and administrative	231	139	667	283

Total	$271	$182	$761	$364

Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Time-based vesting options	$249	$130	$701	$314
Performance-based vesting options	—	—	—	—
Restricted stock awards	22	52	66	52
Roll-over options	—	—	(6)	(2)

Total expense	$271	$182	$761	$364

At September 30, 2012, the Company determined that attainment of certain of the targets through 2012 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based Stock Awards during the nine months ended September 30, 2012.

The total unvested Performance-Based shares and their aggregate fair values were 3,824,021 and 4,923,067 and $4.4 million and $5.1 million at September 30, 2011 and 2012, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,539,800 and 3,131,850 and $2.8 million and $3.0 million at September 30, 2011 and 2012, respectively.

During the three months ended September 30, 2012 the Company granted 837,500 shares of Restricted Stock to employees, none of which were vested at September 30, 2012. The awards vest annually each year over a five year period beginning on the grant date. The aggregate grant date fair value was $2,093,750, or $2.50 per share. The Company recorded approximately $52,000 of stock-based compensation expense during the three months ended September 30, 2012 related to these awards.

Non-employee stock-based compensation During the three and nine months ended September 30, 2011, the Company recognized approximately $23,000 and $68,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. During the three and nine months ended September 30, 2012, the Company recognized approximately $22,500 and $67,500 respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

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

Income tax expense for the three and nine months ended September 30, 2011 was $1.9 million and $3.9 million and included $0.7 million and $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.2 million and $1.7 million in state and foreign income taxes.

Income tax expense for the three and nine months ended September 30, 2012 was $1.1 million and $3.2 million and included $0.7 million and $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.4 million and $1.0 million in state and foreign income taxes.

The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company has $29.4 million and $32.6 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012, respectively, relating to goodwill basis differences.

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

10. Related party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the three and nine months ended September 30, 2011, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $1 million, respectively. During the three and nine months ended September 30, 2012, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $1.0 million, respectively. As of December 31, 2011 and September 30, 2012, the Company owed KKR $0.3 million and $0.3 million, respectively, for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. During the three and nine months ended September 30, 2011, the Company incurred consulting fees and related expenses of $0.0 million and $0.2 million, respectively. No fees or expenses related to Capstone were incurred during the three and nine months ended September 30, 2012. At December 31, 2011 and September 30, 2012, the Company owed Capstone $0.3 million and $0.3 million, respectively.

In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $31.7 million principal amount of the Company’s Senior Secured Notes and approximately $35.5 million principal amount of the Company’s 2017 Subordinated Notes at September 30, 2012. Entities affiliated with KKR-AM, an affiliate of KKR, owned approximately $31.3 million principal amount of the Company’s Senior Secured Notes and approximately $27.9 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2011.

The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2011 totaled $0.0 million and $0.3 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2012 totaled $0.1 million and $0.3 million, respectively. At December 31, 2011 and September 30, 2012, accounts receivable from Biomet aggregated $0.1 million and $0.1 million, respectively.

The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.2 million and $0.4 million in fees in connection with this agreement for the three and nine month periods ended September 30, 2011. The Company incurred approximately $0.2 million and $0.6 million in fees in connection with this agreement for the three and nine month periods ended September 30, 2012.

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

The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2011 and September 30, 2012:

		Fair Value Measurements at December 31, 2011 determined using
	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	$355	$—	$—	$355

		Fair Value Measurements at September 30, 2012 determined using
	Total Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$1,098	$1,098	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•

Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2011 and September 30, 2012 based on the short-term nature of these items.

•

Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At September 30, 2012, the fair value of the Senior Secured Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 104% or $416 million compared to their carrying value of $400 million.

•

Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At September 30, 2012 the fair value of the Senior Subordinated Notes due 2017, which is Level 2 in the fair value hierarchy, was approximately 86% or $270.9 million compared to their carrying value of $315 million.

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

At each of December 31, 2011 and September 30, 2012, the Company maintained a reserve for environmental liabilities of approximately $1.8 million and $1.7 million, respectively.

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

The following tables present the unaudited condensed consolidating statements of operations and the unaudited condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2012 the unaudited condensed consolidating balance sheets as of December 31, 2011 and September 30, 2012, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2012, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,877	$10,309	$(346)	$126,840
Cost of sales (exclusive of amortization)	—	88,588	6,770	(344)	95,014
Selling, general and administrative expenses	22	13,200	943	—	14,165
Research and development expenses	—	422	180	—	602
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of assets	—	6	—	—	6

(Loss) income from continuing operations	(3,757)	14,661	2,416	(2)	13,318
Interest (expense) income, net	(17,207)	(26)	1	—	(17,232)
Other (expense) income, net	—	(244)	1,489	2	1,247
Equity in earnings (losses) of affiliates	16,565	3,202	—	(19,767)	—

Income from continuing operations before taxes	(4,399)	17,593	3,906	(19,767)	(2,667)
Provision for income taxes	—	(1,149)	(704)	—	(1,853)

Net loss from continuing operations	(4,399)	16,444	3,202	(19,767)	(4,520)
Net income (loss) from discontinued operations, net of tax	—	121	—	—	121

Net income (loss)	$(4,399)	$16,565	$3,202	$(19,767)	$(4,399)

Unaudited Condensed Consolidating Statements of Operations —

Three months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$115,587	$10,939	$(565)	$125,961
Cost of sales (exclusive of amortization)	—	85,248	7,567	(565)	92,250
Selling, general and administrative expenses	23	11,918	892	—	12,833
Research and development expenses	—	210	209	—	419
Restructuring expenses	—	714	—	—	714
Amortization of intangible assets	3,735	—	—	—	3,735
Loss (gain) on disposal of assets	—	(223)	2	—	(221)

(Loss) income from continuing operations	(3,758)	17,720	2,269	—	16,231
Interest (expense) income, net	(17,363)	656	(672)	—	(17,379)
Other (expense) income, net	—	320	272	—	592
Equity in earnings of affiliates	19,772	1,313	—	(21,085)	—

Income from continuing operations before taxes	(1,349)	20,009	1,869	(21,085)	(556)
Provision for income taxes	—	(554)	(556)	—	(1,110)

Net loss from continuing operations	(1,349)	19,455	1,313	(21,085)	(1,666)
Net (loss) income from discontinued operations, net of tax	(5,131)	317	—	—	(4,814)

Net (loss) income	$(6,480)	$19,772	$1,313	$(21,085)	$(6,480)

Unaudited Condensed Consolidating Statements of Operations — Nine months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356,602	$29,217	$(1,289)	$384,530
Cost of sales (exclusive of amortization)	—	266,531	18,850	(1,325)	284,056
Selling, general and administrative expenses	68	39,950	2,659	—	42,677
Research and development expenses	—	1,367	714	—	2,081
Amortization of intangible assets	11,205	—	—	—	11,205
Loss on disposal of assets	—	54	(1)	—	53

(Loss) income from operations	(11,273)	48,700	6,995	36	44,458
Interest (expense) income, net	(51,588)	(75)	3	—	(51,660)
Other (expense) income, net	—	(574)	(793)	(36)	(1,403)
Equity in earnings of affiliates	51,302	4,765	—	(56,067)	—

Income from continuing operations before taxes	(11,559)	52,816	6,205	(56,067)	(8,605)
Provision for income taxes	—	(2,458)	(1,440)	—	(3,898)

Net loss from continuing operations	(11,559)	50,358	4,765	(56,067)	(12,503)
Net income (loss) from discontinued operations, net of tax	—	944	—	—	944

Net (loss) income	$(11,559)	$51,302	$4,765	$(56,067)	$(11,559)

Unaudited Condensed Consolidating Statements of Operations — Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$346,842	$31,397	$(1,713)	$376,526
Cost of sales (exclusive of amortization)	—	260,184	21,899	(1,713)	280,370
Selling, general and administrative expenses	69	38,702	2,731	—	41,502
Research and development expenses	—	707	657	—	1,364
Restructuring expenses	—	2,552	—	—	2,552
Amortization of intangible assets	11,205	—	—	—	11,205
(Gain) loss on disposal of assets	—	(264)	10	—	(254)

(Loss) income from continuing operations	(11,274)	44,961	6,100	—	39,787
Interest (expense) income, net	(51,812)	1,997	(2,064)	—	(51,879)
Other (expense) income, net	—	(1,154)	1,064	—	(90)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Equity in earnings of affiliates	49,143	3,273	—	(52,416)	—

Income from continuing operations before taxes	(13,943)	49,077	5,100	(52,416)	(12,182)
Provision for income taxes	—	(1,406)	(1,827)	—	(3,233)

Net (loss) income from continuing operations	(13,943)	47,671	3,273	(52,416)	(15,415)
Net income (loss) from discontinued operations, net of tax	(5,131)	1,472	—	—	(3,659)

Net (loss) income	$(19,074)	$49,143	$3,273	$(52,416)	$(19,074)

Unaudited Condensed Consolidating Balance Sheets December 31, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,627	$6,231	$—	$38,858
Accounts receivable, net	—	52,073	3,014	(324)	54,763
Inventories	—	58,719	3,434	—	62,153
Assets held for sale, current portion	—	3,874	—	—	3,874
Prepaid expenses and other current assets	879	3,320	217	—	4,416

Total current assets	879	150,613	12,896	(324)	164,064
Property, plant and equipment, net	—	104,412	16,741	—	121,153
Long-term assets for held sale	10,411	5,839	—	—	16,250
Intercompany receivables, net	—	300,148	21,728	(321,876)	—
Investment in subsidiaries	493,405	42,612	—	(536,017)	—
Goodwill	619,443	—	—	—	619,443
Other intangible assets, net	149,687	—	—	—	149,687
Deferred financing costs and other assets, net	16,310	155	352	8	16,825

Total assets	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	15	19,691	1,764	(435)	21,035
Accrued expenses and other current liabilities	19,517	21,556	4,932	119	46,124
Liabilities held for sale	—	1,908	—	—	1,908

Total current liabilities	19,532	43,177	6,696	(316)	69,089
Long-term debt	1,003,063	31,780	—	(321,876)	712,967
Other long-term liabilities	1,321	34,736	2,409	—	38,466

Total liabilities	1,023,916	109,693	9,105	(322,192)	820,522
Equity	266,219	494,086	42,612	(536,017)	266,900

Total liabilities and equity	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Unaudited Condensed Consolidating Balance Sheets September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$44,550	$5,037	$—	$49,587
Accounts receivable, net	—	51,685	4,809	(420)	56,074
Inventories	—	60,173	4,933	—	65,106
Assets held for sale, current portion	—	1,767	—	—	1,767
Prepaid expenses and other current assets	1,122	3,954	244	—	5,320

Total current assets	1,122	162,129	15,023	(420)	177,854
Property, plant and equipment, net	—	92,765	23,790	—	116,555
Long-term assets held for sale	5,280	739	—	—	6,019
Intercompany receivables, net	—	369,699	—	(369,699)	—
Investment in subsidiaries	543,588	8,839	—	(552,427)	—
Goodwill	619,443	—	—	—	619,443
Other intangible assets, net	138,482	—	—	—	138,482
Deferred financing costs and other assets, net	13,970	162	503	—	14,635

Total assets	$1,321,885	$634,333	$39,316	$(922,546)	$1,072,988

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current portion of long-term debt	$—	$15	$—	$—	$15
Accounts payable	—	21,845	2,006	(420)	23,431
Liabilities held for sale	—	972	—	—	972
Accrued expenses and other current liabilities	18,765	20,264	6,410	—	45,439

Total current liabilities	18,765	43,096	8,416	(420)	69,857
Long-term debt	1,053,282	10,051	19,576	(369,699)	713,210
Other long-term liabilities	1,175	37,598	2,485	—	41,258

Total liabilities	1,073,222	90,745	30,477	(370,119)	824,325
Equity	248,663	543,588	8,839	(552,427)	248,663

Total liabilities and equity	$1,321,885	$634,333	$39,316	$(922,546)	$1,072,988

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) Three months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(4,399)	$16,565	$3,202	$(19,767)	$(4,399)
Other comprehensive income (loss):
Unrealized gain on available for sale security	1,155	—	—	—	1,155
Cumulative translation adjustment	(2,617)	(2,617)	(2,617)	5,234	(2,617)

Comprehensive income (loss)	$(5,861)	$13,948	$585	$(14,533)	$(5,861)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) Three months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,480)	$19,772	$1,313	$(21,085)	$(6,480)
Other comprehensive income (loss):
Unrealized loss on available for sale security	(250)	—	—	—	(250)
Cumulative translation adjustment	344	344	344	(688)	344

Comprehensive income (loss)	$(6,386)	$20,116	$1,657	$(21,773)	$(6,386)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) Nine months ended September 30, 2011 (in thousands):
	Parent	Subsidiary Guarantors	Non-guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,559)	$51,302	$4,765	$(56,067)	$(11,559)
Other comprehensive income (loss):
Unrealized gain on available for sale security	1,155	—	—	—	1,155
Cumulative translation adjustment	578	578	578	(1,156)	578

Comprehensive income (loss)	$(9,826)	$51,880	$5,343	$(57,223)	$(9,826)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non-guarantor subsidiaries	Eliminations	Consolidated
Net income (loss)	$(19,074)	$49,143	$3,273	$(52,416)	$(19,074)
Other comprehensive income (loss):
Unrealized loss on available for sale security	(57)	—	—	—	(57)
Cumulative translation adjustment	358	358	358	(716)	358

Comprehensive income (loss)	$(18,773)	$49,501	$3,631	$(53,132)	$(18,773)

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2011 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(51,281)	$49,636	$7,373	$—	$5,728
Net cash (used in) provided by operating activities of discontinued operations	—	1,795	—	—	1,795

Net cash (used in) provided by operating activities	(51,281)	51,431	7,373	—	7,523

Cash flows from investing activities:
Capital expenditures	467	(20,219)	(5,054)	—	(24,806)
Net book value of transferred equipment	—	401	(401)	—	—
Proceeds from disposition of assets	—	166	—	—	166

Net cash used in investing activities of continuing operations	467	(19,652)	(5,455)	—	(24,640)
Net cash used in investing activities of discontinued operations	—	(175)	—	—	(175)

Net cash used in investing activities	467	(19,827)	(5,455)	—	(24,815)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(12)	(1)	—	—	(13)
Intercompany receipts (advances)	50,757	(50,895)	138	—	—
Proceeds from sale of parent company stock	50	—	—	—	50
Proceeds from exercise of options in parent company stock	19	—	—	—	19
Payment of debt issuance costs	—	(620)	—	—	(620)

Cash flows provided by (used in) financing activities	50,814	(51,516)	138	—	(564)

Effect of exchange rate changes in cash	—	7	(46)	—	(39)

Net increase (decrease) in cash	—	(19,905)	2,010	—	(17,895)
Cash, beginning of period	—	38,392	2,395	—	40,787

Cash, end of period	$—	$18,487	$4,405	$—	$22,892

Unaudited Condensed Consolidating Statements of Cash Flows —

Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(49,930)	$59,112	$4,048	$—	$13,230
Net cash (used in) provided by operating activities of discontinued operations	—	2,922	—	—	2,922

Net cash (used in) provided by operating activities	(49,930)	62,034	4,048	—	16,152

Cash flows from investing activities:
Capital expenditures	—	(4,552)	(8,628)	—	(13,180)
Proceeds from sale of equipment	—	264	—	—	264

Net cash used in investing activities of continuing operations	—	(4,288)	(8,628)	—	12,916
Net cash used in investing activities of discontinued operations	—	7,484	—	—	7,484

Net cash used in investing activities	—	3,196	(8,628)	—	(5,432)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(14)	(2)	—	(16)
Intercompany receipts (advances)	49,973	(53,379)	3,406	—	—
Repurchase of parent company stock	(43)	—	—	—	(43)

Cash flows provided by (used in) financing activities	49,930	(53,393)	3,404	—	(59)

Effect of exchange rate changes in cash	—	86	(18)	—	68

Net increase (decrease) in cash	—	11,923	(1,194)	—	10,729
Cash, beginning of period	—	32,627	6,231	—	38,858

Cash, end of period	$—	$44,550	$5,037	$—	$49,587

15. Changes in Stockholder’s Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2012:

	Common Stock			Accumulated other comprehensive income (loss)
	Shares	Amount	Additional Paid-In Capital		Accumulated (deficit)
						Total Equity
Balance, January 1, 2012	1,000	$—	$638,445	$(1,266)	$(370,279)	$266,900
Comprehensive loss:
Net loss		—	—	—	(19,074)	(19,074)
Unrealized (loss) on available for sale security		—	—	(57)	—	(57)
Cumulative translation adjustment		—	—	358	—	358

Total comprehensive loss						(18,773)

Stock-based compensation and other		—	536	—	—	536

Balance at September 30, 2012	1,000	$—	$638,981	$(965)	$(389,353)	$248,663

16. Subsequent Events

The Company has evaluated the period from September 30, 2012, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

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

During the three months ended September 30, 2011 and 2012, our ten largest customers accounted for approximately 65% and 62% of our consolidated net sales, respectively. During the nine months ended September 30, 2011 and 2012, our ten largest customers accounted for approximately 78% and 64% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three and nine months ended September 30, 2011 and 2012. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.

The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company’s consolidated net sales were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Customer A	17%	15%	21%	16%
Customer B	16%	13%	17%	13%
Customer C	10%	11%	11%	11%

Recent Developments

Discontinued Operations

As part of the Company’s continuing efforts to better focus its efforts and align with its customers, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012.

The Company recorded the following amounts as net income (loss) on discontinued operations during the periods ended:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(In thousands)
Loss on disposition of discontinued operations	$—	$(5,131)	$—	$(5,131)
Income from discontinued operations	121	317	944	1,472
Net income (loss) from discontinued operations, net of tax	$121	$(4,814)	$944	$(3,659)

The Company recorded a pre-tax gain of approximately $54 thousand in the second quarter of 2012 associated with this sale of the Company’s facility in Pittsburgh, Pennsylvania. During the three months ended September 30, 2012, the Company finalized the accounting for the disposition and determined that goodwill amounting to $5.1 million should have been attributed to the assets of the facility in determining the gain or loss on disposition and is included within Net income (loss) from discontinued operations, net of tax in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

Results of Operations

The following table sets forth percentages derived from the unaudited condensed consolidated statements of continuing operations for the three and nine months ended September 30, 2011 and 2012, presented as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9	73.2	73.9	74.5

Gross profit	25.1	26.8	26.1	25.5

Selling, general and administrative expenses	11.2	10.2	11.1	11.0
Research and development expenses	0.5	0.3	0.5	0.4
Restructuring expenses and other	0.0	0.4	0.0	0.6
Amortization of intangible assets	2.9	3.0	2.9	3.0

Income from continuing operations	10.5%	12.9%	11.6%	10.5%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales

Net sales for the three months ended September 30, 2012 were $126.0 million, a decrease of $0.8 million, or 0.7%, compared to net sales of $126.8 million for the three months ended September 30, 2011. Net sales were impacted by price decreases of $2.3 million, $1.4 million related to lower foreign currency values and $1.6 million related to decreased sales of platinum resulting primarily from passing through to our customers, changes in precious metal prices which do not benefit gross profit, offset by $4.5 million related to new programs.

Cost of goods sold and gross profit

Cost of goods sold was $92.3 million for the three months ended September 30, 2012 compared to $95.0 million for the three months ended September 30, 2011, a decrease of $2.7 million, or 2.9%. Cost of goods sold reflects our variable manufacturing and fixed overhead costs necessary to produce product for our customers. The decrease in cost of goods sold is attributable to lower material costs resulting from the sales decrease related to platinum totaling approximately $1.6 million, decreases in material costs totaling approximately $2.8 million related to lower raw material procurement costs primarily associated with lower sales, and $0.7 million resulting from lower variable manufacturing costs attributable primarily to lower sales volume, all of which were offset by increased fixed manufacturing costs due to lower utilization of our fixed cost infrastructure with lower sales totaling approximately $2.4 million.

Gross profit was $33.7 million, or 26.8% of net sales, for the three months ended September 30, 2012 compared to $31.8 million, or 25.1% of net sales for the three months ended September 30, 2011. As a percent of sales, gross profit increased 1.7% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to lower raw material costs and lower variable manufacturing costs, offset by lower leverage of our fixed cost infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $12.8 million for the three months ended September 30, 2012 compared to $14.2 million for the three months ended September 30, 2011. The $1.4 million decrease in SG&A expenses was attributable to lower labor costs primarily related to management incentive plans totaling $0.9 million, lower employee benefit costs of $0.2 million, lower non-cash compensation costs of $0.1 million and lower travel and related costs of $0.2 million.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended September 30, 2012 were $0.4 million, $0.2 million lower than the $0.6 million in the three months ended September 30, 2011. R&D expenses represent costs related to the development of new or improved, manufacturing technologies and the decline of $0.2 million is attributable primarily to lower headcount during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest Expense, net

Interest expense, net, was $17.4 million and $17.2 million for each of the three month periods ended September 30, 2012 and September 30, 2011, respectively.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the three months ended September 30, 2012, we recorded a currency gain of approximately $0.6 million compared to a loss of approximately $1.2 million during the three months ended September 30, 2011. The increase is due to changes in foreign currency exchange rates during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $1.1 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.4 million in state and foreign income taxes. Income tax expense for the three months ended September 30, 2011 was $1.9 million and included approximately $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and an income tax provision of approximately $1.2 million in state and foreign income taxes. The change in income tax expense during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is attributable to lower profitability in the Company’s foreign operations during the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales

Net sales for the nine months ended September 30, 2012 were $376.5 million, a decrease of $8.0 million, or 2.1%, compared to net sales of $384.5 million for the nine months ended September 30, 2011. Net sales were impacted by price decreases of $5.2 million, $3.2 million related to lower foreign currency rates and $2.5 million related to decreased sales of platinum resulting primarily from passing through to our customers, changes in precious metal prices which do not benefit gross profit, offset by volume increases related to new programs of $2.9 million.

Cost of goods sold and gross profit

Cost of goods sold was $280.4 million for the nine months ended September 30, 2012 compared to $284.1 million for the nine months ended September 30, 2011, a decrease of $3.7 million, or 1.3%. Cost of goods sold reflects our variable manufacturing and fixed overhead costs necessary to produce product for our customers. The decrease in cost of goods sold is primarily attributable to decreased material costs resulting from lower sales of platinum totaling approximately $2.5 million, decreases in material costs totaling approximately $2.4 million resulting primarily from lower sales volume, lower variable manufacturing costs totaling approximately $4.0 million primarily attributable to lower sales volume, all of which were offset by higher fixed costs resulting from lower utilization of our fixed cost infrastructure totaling approximately $5.2 million.

Gross profit was $96.2 million, or 25.5% of net sales, for the nine months ended September 30, 2012 compared to $100.5 million, or 26.1% of net sales for the nine months ended September 30, 2011. As a percent of sales, gross profit declined 0.6% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $41.5 million for the nine months ended September 30, 2012 compared to $42.7 million for the nine months ended September 30, 2011. The $1.2 million decrease in SG&A expenses was primarily attributable to lower costs of $1.8 million related to management incentive plans and stock compensation costs, lower travel and related costs of $0.4 million, and lower recruiting and relocation costs of $0.4 million, all of which were offset by increased salaries of $0.1 million, higher one time contractually obligated severance charges recorded during the nine months ended September 30, 2012 totaling approximately $0.5 million, and higher costs related to professional fees and outside services of $0.8 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Research and Development Expenses

Research and development, or R&D, expenses for the nine months ended September 30, 2012 were $1.4 million, $0.7 million lower than the $2.1 million in the nine months ended September 30, 2011. R&D expenses represent costs related to the development of new or improved, manufacturing technologies and the decline of $0.7 million is attributable primarily to lower headcount during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest Expense, net

Interest expense, net, was $51.9 million and $51.7 million for each of the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

Other (Expense) Income, net

Included in other (expense) income, net are foreign currency gains and losses. During the nine months ended September 30, 2012, we recorded a currency loss of approximately $0.1 million compared to a gain of approximately $1.4 million during the nine months ended September 30, 2011. This difference is due to changes in foreign currency exchange rates during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2012 was $3.2 million and included $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.0 million in state and foreign income taxes. Income tax expense for the nine months ended September 30, 2011 was $3.9 million and included approximately $2.2 million of deferred income tax expense for differences in the book and tax treatment of goodwill and approximately $1.7 million in state and foreign income taxes. The change in income tax expense during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is attributable to higher profitability in the Company’s foreign operations offset by the effect of changes in the Company’s entity structure that became effective in January of 2012.

Liquidity and Capital Resources

Our principal source of liquidity is our cash flow from continuing operations and borrowings available to us under our $75 million ABL Revolver. At September 30, 2012, we had $12.5 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of September 30, 2012, our total indebtedness amounted to $715.0 million.

Cash provided by continuing operations was $13.2 million during the nine months ended September 30, 2012 compared to $5.7 million during the nine months ended September 30, 2011, an improvement of $7.5 million. The increase in cash used in continuing operations is primarily a result of working capital improvements offset by a higher net loss. Our net cash invested in working capital was $8.1 million lower while our net loss was $7.5 million higher during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In addition, aggregate adjustments for non-cash items positively impacted operating cash flows by $2.3 million primarily due to an increase in depreciation costs and restructuring charges offset by lower deferred income tax expense and stock compensation.

Cash used in continuing operations investing activities was $12.9 million during the nine months ended September 30, 2012 compared to $24.6 million during the nine months ended September 30, 2011. The decrease in cash used for continuing operations investing activities of $11.7 million is primarily attributable to lower capital asset acquisitions of $11.6 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as we completed the build-out of our facility in Penang, Malaysia during 2011.

During the nine months ended September 30, 2012, cash used in continuing operations financing activities was approximately $0.1 million compared to $0.6 million during the nine months ended September 30, 2011.

Our planned capital expenditures for 2012 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from cash flows from continuing operations.

As of September 30, 2012, we have a liability of $1.7 million, of which the Company expects to pay $0.1 million during 2012, for environmental clean-up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at September 30, 2012 includes $1.5 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.2 million at September 30, 2012.

Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from continuing operations and available borrowings under the ABL Revolver will be adequate to meet our liquidity requirements for the next 12 months. However, no assurance can be given that this will be the case.

Indebtedness

At September 30, 2012, our aggregate debt was approximately $715.0 million substantially all of which is due in 2017. Our debt at September 30, 2012 consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $29.3 million at September 30, 2012. No amounts have been drawn under the facility since it was put in place in January 2010. As of September 30, 2012, we were in compliance with the covenants of our debt agreements.

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

The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(4,399)	$(6,480)	$(11,559)	$(19,074)
Interest expense, net	17,234	17,379	51,662	51,880
Provision for income taxes	1,853	1,110	3,898	3,233
Depreciation and amortization	9,757	10,189	28,804	30,319

EBITDA	$24,445	$22,198	$72,805	$66,358

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
EBITDA	$24,445	$22,198	$72,805	$66,358
Adjustments:
Stock-based compensation – employees	271	182	761	364
Stock-based compensation - non-employees	23	23	68	68
Employee severance and relocation	492	500	1,306	1,870
(Income) loss from discontinued operations, net	(121)	4,814	(944)	3,659
Restructuring expenses	—	714	—	2,552
Executive recruiting costs	43	—	307	—
Plant closure costs	—	195	—	518
Currency loss	(1,233)	(569)	1,474	152
(Gain) loss on disposal of assets	6	(221)	52	(255)
Other taxes	50	80	297	395
Management fees to stockholder	319	335	957	1,005

Adjusted EBITDA	$24,295	$28,251	$77,083	$76,686

The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Adjusted EBITDA	$24,295	$28,251	$77,083	$76,686
Net changes in operating assets and liabilities	4,552	(3,698)	(15,363)	(7,250)
Interest expense, net	(17,232)	(17,378)	(51,660)	(51,879)
Cash payment of restructuring charges	—	(36)	—	(842)
Deferred tax provision	38	620	3,017	2,099
Income tax (expense)	(1,853)	(1,110)	(3,898)	(3,233)
Amortization of debt discount and non-cash interest	738	796	2,187	2,329
Other items, net	3	487	(3,843)	(1,758)

Net cash provided by (used in) operating activities	$10,541	$7,932	$7,523	$16,152

Net cash (used in) provided by investing activities	$(8,205)	$(5,507)	$(24,815)	$(5,432)

Net cash used in financing activities	$(70)	$(5)	$(564)	$(59)

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2012 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$550,750	$33,500	$67,000	$450,250	$—
Senior Subordinated Notes (1)	488,250	31,500	63,000	63,000	330,750
Capital leases (1)	26	15	11	—	—
Operating leases	19,703	5,975	8,500	4,341	887
Purchase obligations (2)	45,533	45,533	—	—	—
Other obligations (3)	42,913	1,655	1,263	1,130	38,865

Total	$1,147,175	$118,178	$139,774	$518,721	$370,502

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.
(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.
(3)	Other obligations include share based payment obligations of $0.1 million payable to employees and $1.1 million payable to non-employees, environmental remediation obligations of $1.6 million, accrued compensation and pension benefits of $4.1 million, deferred income taxes of $33.2 million, accrued restructuring fees of $2.1 million and other obligations of $0.7 million.

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

During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies or estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012 for a more complete discussion of the market risks we encounter.

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

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the nine months ended September 30, 2012.

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

Accellent Inc.

November 14, 2012	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.

November 14, 2012	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document

*	Filed herewith.