Form 10-K
period 2012-12-31
ACCELLENT INC
filed 2013-04-01
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
_______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-130470
 _______________________________________
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
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012: not applicable
As of March 27, 2013, 1,000 shares of the Registrant’s common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Holdings Corp.

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
Business Segments
Our Company is aligned to reflect centralized management of our sales, finance, quality, engineering and customer services functions designed to better serve our customers, many of whom service multiple medical device markets. We have one operating and reportable segment which is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our chief executive officer.

In December 2012, the Company' Board of Directors approved a plan to re-organize the Company into two distinct businesses, effective January 1, 2013. Each business will be managed by a General Manager. The Company will adjust its financial statement disclosures upon completion of its evaluation of this change in structure.
Customers
Our customers include leading worldwide medical device manufacturers that concentrate primarily in the cardiology, endoscopy and orthopedic markets. We maintain strong relationships with our customers by delivering highly customized and engineered finished goods, assemblies, and components for their markets. For each of the years ended December 31, 2010, 2011 and 2012, approximately 95% of our net sales was derived from medical device companies. The remaining 5% of our net sales was derived from customers that serve the electronics, computer, industrial equipment and consumer markets for which we manufacture high quality, complex components that are used in such products as high density discharge lamps, fiber optics, motion sensors and power generators.

Our strategy is to focus on leading medical device companies, which we believe represent a substantial portion of the overall market opportunity, and emerging medical device companies. We provide numerous products and services to our customers across their varied business units. For each of the years ended December 31, 2010, 2011 and 2012 our 10 largest medical device customers accounted for approximately 65%, 66% and 65% of our consolidated net sales, respectively. In particular, Johnson & Johnson, Medtronic and Boston Scientific each accounted for more than 10% of our net sales for the years ended December 31, 2010, 2011 and 2012.
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
Our firm order backlog at December 31, 2011 and 2012 totaled approximately $233.0 million and $233.3 million, respectively. Substantially all of the 2012 orders are expected to be shipped within one year.
International Operations
For the years ended December 31, 2011 and 2012, approximately 19% and 22% of our sales, respectively were to customers outside of the United States. International sales include additional risks such as currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles. Refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding sales and long-lived assets by country.
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
When manufacturing and assembling medical devices, we may subcontract manufacturing services that we cannot perform in-house. As we provide our customers with a fully integrated supply chain solution, we will continue to rely on third-

party suppliers, subcontractors and outside sources for components or services that we cannot provide through our internal resources.
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
At December 31, 2012, we have a liability of $1.6 million, of which the Company expects to pay $0.1 million during 2013, related primarily to the Collegeville remediation. We have prepared estimates of our potential liability, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.
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
Employees
As of December 31, 2012, we had 3,190 employees. We also employ a number of temporary employees to assist with various projects. Other than certain employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

Iran Sanctions Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Accordingly, we note that our Sponsor, Kohlberg Kravis Roberts & Co., L.P. ("KKR"), has included information in its Annual Report on Form 10-K, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding the activities of its portfolio companies. These disclosures are reproduced below. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosure described in such filing. To the extent KKR makes additional disclosure under Section 13(r), we will provide updates in our subsequent filings.

Disclosure by KKR:

During the year ended December 31, 2012, a European company in which affiliates of KKR have invested sold television content to the Islamic Republic of Iran Broadcasting ("IRIB") for less than €45,000. KKR has been advised by the company that it does not intend to sell any further content to the IRIB.

A European subsidiary of a company in which affiliates of KKR have invested shipped a cancer drug to Medical Equipment and Pharmaceutical Holding Co. in June 2012. The company has informed KKR that anticipated gross revenue from such shipment was approximately €92,000.

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
As of December 31, 2012, our total indebtedness was $715.0 million, which consists of $400.0 million of 8 3/8% Senior Secured Notes due in 2017 (the “2017 Senior Secured Notes”), $315.0 million of 10% Senior Subordinated Notes, due in 2017 (the “2017 Senior Subordinated Notes”) and an Asset Based Revolving line of credit with an aggregate borrowing capacity of $75.0 million, subject to borrowing base limitations (the “ABL Revolver”). No amounts were outstanding on the ABL Revolver at December 31, 2012. The 2017 Senior Secured Notes and the 2017 Senior Subordinated Notes are collectively referred to as the “2017 Notes”. The annual cash interest payments on the 2017 Notes total approximately $65.0 million.
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
The amount of borrowings permitted at any time under the ABL Revolver is limited to a periodic borrowing base valuation of our inventory and accounts receivable. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. The inability to borrow under or the early termination of the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 31, 2012, our borrowing capacity under the ABL Revolver was approximately $25.0 million, after giving effect to outstanding letters of credit and borrowing base limitations. Because the borrowing base under the ABL Revolver depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, such amount may not reflect actual borrowing capacity in the future.
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
The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the year ended December 31, 2012 our ten largest customers accounted for approximately 65% of our net sales. In particular, Johnson & Johnson, Medtronic and Boston Scientific each accounted for more than 10% of our net sales for the year ended December 31, 2012. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that net sales to customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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
We have international manufacturing operations in Europe, Mexico and Malaysia. We also receive a portion of our net sales from international customers. During 2012, approximately 22% of our net sales were to foreign customers, of which 14% was generated by exports from our facilities in the United States and the remaining 8% was generated from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

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

We may expand into new geographic or product markets through the development of new product applications based on our existing specialized manufacturing, design and engineering capabilities and services. For example, in 2011 we established a manufacturing facility in Malaysia. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, price competition in new markets and unfavorable political, legal and economic environment of the new markets. If our attempts to expand into new markets are unsuccessful, our financial condition could be adversely affected and our business harmed.
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

Specifically, one of the new law’s components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax. If our customers reduce their orders or we are forced to reduce the prices that we charge our revenues would decrease and our business, financial condition and results of operations would suffer.
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
As of December 31, 2012, our goodwill represented approximately $619.4 million, or 58.4%, of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. Goodwill impairment charges recognized in prior years amount to $217.3 million through December 31, 2012. We could be required to recognize additional non-cash reductions in our earnings in the future resulting from the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.
Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our ABL Revolver, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012.
Some of our operations are highly cyclical.
We have established customer relationships with companies outside of the medical device market. These customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the year ended December 31, 2012 these industrial operations accounted for approximately 5% of our net sales. Historically, net sales from these operations have been highly cyclical. Additionally, a significant portion of our orthopedic sales are for instruments used in implant procedures. Our sales from orthopedic instrumentation related products are directly related to the timing of product launches by our customers. Delays in product releases by our orthopedic customers can result in increased volatility in our net sales. We cannot predict when volume volatility will occur and how severely it will impact our results of operations.
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
Subsequent to December 31, 2012, our internal controls over financial reporting may not be effective and we may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent registered public accounting firm to attest to, their internal controls over financial reporting. On July 21, 2010, the Dodd- Frank Wall Street Reform and Consumer Protection Act (“Dodd- Frank”) was signed into law. Dodd-Frank provides a permanent exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 (“Section 404(b)”) for those entities that are neither large accelerated filers nor accelerated filers. As a result, the requirement for us to have our independent registered public accounting firm attest to, and report on, our internal controls over financial reporting does not currently apply. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012 based on the framework and criteria established in Internal Control—Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2012. If we are not able to certify as to the effectiveness of our internal controls over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire additional personnel. Any such action could negatively affect our results of operations.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We lease 16 facilities and own 5 facilities. Our principal executive office is located at 100 Fordham Road, Building C, Wilmington, Massachusetts 01887. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	133,000	Lease
Collegeville, Pennsylvania	179,000	Own
El Paso, Texas	20,000	Lease
Englewood, Colorado (1)	40,000	Lease
Huntsville, Alabama	44,000	Own
Laconia, New Hampshire	41,000	Lease
Orchard Park, New York	64,000	Lease
Salem, Virginia	66,000	Lease
Sturbridge, Massachusetts	18,000	Lease
Trenton, Georgia	42,000	Lease
Upland, California	50,000	Lease
Wheeling, Illinois	48,000	Own
Wheeling, Illinois	51,000	Lease
Wilmington, Massachusetts	55,000	Lease
Aura, Germany	17,000	Lease
Galway, Ireland	16,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England (2)	11,000	Lease
Penang, Malaysia	61,000	Own
Total	1,132,000
____________________

(1)	In the March of 2013, the Company closed its facility in Englewood, CO. The facility's lease expires at the end of March 2013.

(2)	The Company completed the closure of its Manchester facility in March 2012. We remain obligated under the facility's lease through its expiration in 2018.

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

Item 6. Selected Financial Data
The following table presents our selected historical consolidated financial data for the years ended December 31, 2008, 2009, 2010, 2011 and 2012. The results of operations for any year are not necessarily indicative of the results to be expected for any future year.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
($ in thousands)	2008	2009	2010	2011	2012
STATEMENT OF OPERATIONS DATA:
Net sales	$495,576	$452,928	$477,785	$505,362	$498,627
Cost of sales (exclusive of amortization)	361,274	323,326	343,998	376,126	375,975
Gross profit	134,302	129,602	133,787	129,236	122,652
Selling, general and administrative expenses	57,866	47,062	51,613	53,988	52,402
Research and development expenses	2,924	2,064	2,393	2,522	1,695
Restructuring expenses	2,499	5,518	(110)	348	2,866
Amortization of intangible assets	14,939	14,939	14,939	14,939	14,939
Loss (gain) on disposal of property and equipment	1,074	966	15	(686)	(261)
Income from continuing operations	55,000	59,053	64,937	58,125	51,011
Other (expense) income, net:
Interest expense, net	(65,257)	(56,570)	(73,939)	(68,881)	(69,096)
Loss on debt extinguishment	—	—	(20,882)	—	—
Other (expense) income, net	(2,453)	(512)	6,211	30	1,110
Total other (expense), net	(67,710)	(57,082)	(88,610)	(68,851)	(67,986)
(Loss) income from continuing operations before income taxes	(12,710)	1,971	(23,673)	(10,726)	(16,975)
Provision for income taxes	3,260	3,389	3,128	5,133	1,794
Net loss from continuing operations	(15,970)	(1,418)	(26,801)	(15,859)	(18,769)
Net income (loss) from discontinued operations, net of tax	2,654	348	2,298	920	(3,601)
Net loss	$(13,316)	$(1,070)	$(24,503)	$(14,939)	$(22,370)

OTHER FINANCIAL DATA:
Cash flows provided by (used in):
Operating activities	$41,996	$55,479	$34,575	$29,015	$30,583
Investing activities	(15,734)	(14,150)	(25,878)	(29,840)	(9,700)
Financing activities	(17,001)	(22,171)	(1,521)	(771)	(65)
Capital expenditures	16,130	15,199	25,738	30,573	17,981
Depreciation and amortization	34,322	35,590	35,624	37,011	39,169
EBITDA (1)	89,523	94,479	88,188	96,086	87,679
Adjusted EBITDA (1)	98,553	107,348	104,821	100,208	98,663
Ratio of earnings to fixed charges (2)	—	1.03	—	—	—
Deficiency of earnings to fixed charges	$12,710	$—	$23,673	$10,725	$16,985
BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$14,525	$33,785	$40,787	$38,858	$59,901
Total assets	1,102,731	1,078,975	1,098,076	1,087,422	1,061,172
Total debt, net of unamortized discount	706,536	684,657	712,684	712,989	713,305
Total stockholder’s equity	302,173	306,516	280,508	266,900	244,407
__________________
(1) We define “EBITDA” as net loss before net interest expense, income tax expense, depreciation and amortization. Since EBITDA may not be calculated in the same manner by all companies, this measure may not be comparable to similarly titled measures by other companies. “Adjusted EBITDA” is defined as EBITDA, adjusted to give effect to unusual items, non-cash items and certain other adjustments, all of which are required in determining compliance with certain restrictive covenants of the indentures governing the 2017 Notes and the credit agreement governing our ABL Revolver.

(1)
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

(2)
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
We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical and Stryker. While revenues are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across their separate divisions and multiple products. During 2010, 2011 and 2012, our 10 largest customers accounted for approximately 65%, 66% and 65% of net sales with three customers accounting for greater than 10% of net sales in 2010, 2011 and 2012.
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
We primarily generate our sales domestically. For the years ended December 31, 2011 and 2012, approximately 81% and 78%, respectively, of our net sales were to customers located in the United States. Since a substantial majority of the leading medical device companies are located in the United States, we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future. Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and customers’ ability to forecast their requirements.
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

Recent Developments

Discontinued Operations

As part of the Company's continuing efforts to better focus its efforts and align with its customers, during the year ended December 31, 2012 the Company completed the sale of two of its facilities. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2011.

The Company recorded the following amounts within net income (loss) from discontinued operations, net of tax:

	Year ended December 31,
	2010	2011	2012
Gain (loss) on disposition of discontinued operations, net of tax	$—	$—	$(5,194)
Income from discontinued operations prior to disposition, net of tax	2,298	920	1,593
Net income (loss) from discontinued operations, net of tax	$2,298	$920	$(3,601)

Results of Operations
The following table sets forth our operating data as a percentage of net sales for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.0	74.4	75.4
Gross profit	28.0	25.6	24.6
Selling, general and administrative expenses	10.8	10.7	10.5
Research and development expenses	0.5	0.5	0.3
Restructuring charges	—	—	0.6
Loss (gain) on disposal of property and equipment	—	(0.1)	(0.1)
Amortization of intangible assets	3.1	3.0	3.0
Income from continuing operations	13.6%	11.5%	10.3%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net sales
Net sales for 2012 were $498.6 million, a decrease of $6.8 million, or 1.3%, compared to net sales of $505.4 million for 2011. The decrease in net sales is attributable to net of price decreases of $7.6 million, $3.5 million related to lower foreign currency values in 2012 compared to 2011, approximately $1.0 million of lower platinum sales resulting from passing through to our customers, changes in precious metal prices which do not benefit gross profit, all of which were offset by increased volume resulting from new programs totaling $5.3 million.
Three customers, Johnson & Johnson, Medtronic and Boston Scientific, each accounted for greater than 10% of our net sales in 2011 and 2012.
Cost of Sales and Gross Profit
Cost of sales was $376.0 million for 2012 compared to $376.1 million for 2011, a decrease of $0.1 million. Cost of sales reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The decrease in cost of sales is primarily attributable to decreases in material costs primarily due to the decrease in net sales and lower metal prices totaling approximately $9.3 million and lower sales of precious metals totaling approximately $1.0 million, both of which were offset by higher variable manufacturing costs totaling approximately $0.9 million, and higher fixed costs resulting from lower utilization of our fixed cost infrastructure totaling approximately $9.3 million.

Gross profit for 2012 was $122.7 million, or 24.6% of net sales, compared to $129.2 million, or 25.6% of net sales, for 2011. The decrease in our gross profit of $6.5 million for 2012 compared to 2011 was primarily attributable to higher variable and fixed manufacturing costs, partially offset by lower material costs during the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percent of sales, gross profit decreased 1.0% during 2012 compared to 2011, due to lower leverage of our fixed cost infrastructure resulting from increased manufacturing costs and lower revenue.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses were $52.4 million for 2012 compared to $54.0 million for 2011. The net $1.6 million decrease in SG&A expenses resulted from lower labor related costs of $1.8 million offset by higher discretionary SG&A spending of $0.2 million. Lower labor related costs resulted from lower costs of $1.0 million related to management incentive compensation plans, lower temporary labor costs of $0.4 million, lower employee benefits and payroll taxes totaling $0.7 million, lower non-cash compensation costs of $0.3 million, lower salary and related costs totaling $0.4 million, all of which was offset by increased severance costs of approximately $1.0 million during the year ended December 31, 2012 compared to the year ended December 31, 2011.
Research and development expenses
Research and development expenses for 2011 were $2.5 million compared to $1.7 million for 2012. The decrease of $0.8 million in 2012 compared to 2011 is attributable primarily to lower headcount during the year ended December 31, 2012 compared to the year ended December 31, 2011. Research and development expenses included $0.2 million and $0.1 million of grant funds received in the years ended December 31, 2011 and 2012, respectively. Grants are received from the government of Ireland related to eligible research and development spending in Ireland.
Restructuring expenses
In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado. The Company completed the facility closure in the first quarter of 2013 upon completion of the transfer of the facility's business to other of the Company's facilities. In connection with the closure, the Company provided certain one-time termination benefits to affected employees. These one-time termination benefits were recorded over each employee's remaining service period as employees were required to stay through their termination date to receive the benefits. During the year ended December 31,
2012, the Company recorded $1.5 million of restructuring costs related to the facility's closure, which consisted primarily of costs related to one-time termination benefits, and are recorded within “Restructuring expenses” in the consolidated statement of operations for the year ended December 31, 2012.

In early 2012, the Company completed its planned closure of its facility in Manchester in the United Kingdom. Substantially all employees were terminated and were provided stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee's remaining service period as they were required to stay through their termination date to receive the benefits. During the year ended December 31, 2012, the Company recorded $1.4 million of restructuring costs, including $1.0 million related to lease termination costs and $0.4 million related to one-time termination benefits that are recorded within “Restructuring expenses” in the consolidated statement of operations for the year ended December 31, 2012.

Loss on disposal of property and equipment
During the year ended December 31, 2012, the Company recorded approximately $0.3 million of net losses related to the disposal of property and equipment compared to $0.7 million during the year ended December 31, 2011.
Amortization
Amortization of finite-lived intangible assets was $14.9 million for 2011 and $14.9 million for 2012.
Interest expense, net
Interest expense, net, increased $0.2 million to $69.1 million in 2012, compared to $68.9 million in 2011. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other (expense) income, net
Other (expense) income, net includes foreign currency gains and losses and realized gains on available for sale securities. During the year ended December 31, 2012, we recorded a currency exchange gain of $0.3 million compared to a gain of approximately $0.1 million during the year ended December 31, 2011. This difference of approximately $0.2 million is due primarily to a decline in the in the Euro foreign exchange rate compared to the foreign exchange rate of the US Dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we recorded a gain of approximately $0.7 million upon the sale of available for sale securities. No such sales occurred during the year ended December 31, 2011.
 Income tax expense
Income tax expense for 2012 was $1.8 million and consisted of $0.6 million of deferred income taxes, which included $0.6 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets, foreign income tax expense of $1.1 million and $0.1 million of state income tax expense. Income tax expense for 2011 was $5.1 million and consisted of $1.5 million of deferred income taxes, which included $2.4 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. At December 31, 2012, we provided a valuation allowance for substantially all of our net deferred tax assets that are temporary as we have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized. The decrease in income tax expense during 2012 compared to 2011 is attributable to changes in the Company's entity structure completed during the first quarter of 2012.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net sales
Net sales for 2011 were $505.4 million, an increase of $27.6 million, or 5.8%, compared to net sales of $477.8 million for 2010. The increase in net sales is attributable to higher sales volume of $1.4 million, net of price decreases of $5.3 million, and approximately $10.9 million of higher platinum sales resulting from passing through to our customers, increases in precious metal prices which do not benefit gross profit.
Three customers, Johnson & Johnson, Medtronic and Boston Scientific, each accounted for greater than 10% of our net sales in 2011 and 2010.
Cost of Sales and Gross Profit
Cost of sales was $376.1 million for 2011 compared to $344.0 million for 2010, an increase of $32.1 million, or 9.3%. Cost of sales reflects our variable manufacturing costs and our fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to increased material costs resulting from the sales increase related to platinum of approximately $10.9 million, increases in material costs primarily related to the increase in net sales of approximately $2.9 million, excluding costs related to new product introductions, increases in material costs related to new product introduction sales that generally have a higher material content of approximately $5.1 million, increased variable labor costs resulting primarily from wage inflation of approximately $5.7 million, increased manufacturing overhead costs of approximately $9.7 million, offset by lower variable manufacturing costs of $2.2 million.

Gross profit for 2011 was $129.2 million, or 25.6% of net sales, compared to $133.8 million, or 28.0% of net sales, for 2010. The decrease in our gross profit of $4.6 million for 2011 compared to 2010 was primarily attributable to higher fixed manufacturing costs, increases in the market price of certain non-precious metals which we use extensively in manufacturing, and higher labor costs during the year ended December 31, 2011 compared to the year ended December 31, 2010. As a percent of sales, gross profit decreased 2.4% during 2011 compared to 2010 due to the increase in sales of platinum, which represented 0.5% of the gross profit decrease as a percent of sales and overall higher manufacturing costs.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses were $54.0 million for 2011 compared to $51.6 million for 2010. The net $2.4 million increase in SG&A expenses was primarily attributable to higher employee related costs of $2.5 million, offset by a net decrease in discretionary SG&A spending totaling $0.1 million. The increases in employee related costs reflect increased sales commissions of $0.2 million, increased retirement benefits of $0.6 million related primarily to a supplemental retirement plan maintained for an executive of the Company, higher non-cash compensation totaling $0.3 million and higher labor compensation and benefits provided for salaried and hourly SG&A personnel totaling $1.4 million.
Research and development expenses
Research and development expenses for 2010 were $2.4 million compared to $2.5 million for 2011. The increase of $0.1 million in 2011 compared to 2010 is related to an increased discretionary spending during the year ended December 31, 2011 compared to the year ended December 31, 2010. Research and development expenses for both the year ended December 31, 2010 and 2011 include $0.2 million of grant funds received totaling $0.2 million from the government of Ireland related to eligible research and development spending in Ireland.
Restructuring expenses
In December 2011, the Company’s Board of Directors approved a plan of closure with respect to the Company’s manufacturing facility in Manchester, England. The facility will be closed, and all employees will be terminated, on or about March 31, 2012. All affected employees were offered both stay-bonuses as well as severance benefits to be received upon termination of employment, should they remain with the Company through the closing date. The total one-time termination benefits total approximately $0.6 million and are being recorded over the remaining service period as employees are required to stay through their termination date to receive the benefits. During the year ended December 31, 2011, the Company recorded $0.3 million of costs related to these one-time termination benefits which is recorded within “Restructuring expenses” in the consolidated statement of operations for the year ended December 31, 2011.
During 2010, the Company reduced its estimates that are used in determining the amount of its liability related to restructuring charges. As a result, restructuring charges reflects an expense reduction of $0.1 million in 2010.
Loss (gain) on disposal of property and equipment
During the year ended December 31, 2011, the Company recorded approximately $0.7 million of net gains related to the disposal of property and equipment compared to $15,000 during the year ended December 31, 2010. During the year ended 2011, the Company sold certain intellectual property which resulted in a gain of approximately $0.7 million.
Amortization
Amortization of finite-lived intangible assets was $14.9 million for both 2010 and 2011.
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
Income tax expense
Income tax expense for 2011 was $5.1 million and consisted of $1.5 million of deferred income taxes, which included $2.4 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. Income tax expense for 2010 was $3.1 million and consisted of $2.8 million of deferred income taxes, which included $3.3 million related to the difference between the book and tax treatment of goodwill and indefinite lived intangible assets and a deferred income tax benefit of $0.2 million related to foreign deferred income taxes. At December 31, 2011, we provided a valuation allowance for substantially all of our net deferred tax assets that are temporary as we have determined that it is more likely than not that any future benefit from these net deferred tax assets will not be realized.

Liquidity and Capital Resources
Our principal source of liquidity is our cash flow from operations and borrowings available to us under our $75 million ABL Revolver. At December 31, 2012, we had $12.9 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of December 31, 2012, our total indebtedness amounted to $715.0 million. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash provided by continuing operations was $26.8 million during 2012, compared to $25.1 million in 2011. The increase in cash provided by continuing operations of $1.7 million is primarily attributable to lower cash invested in working capital.
Cash used in investing activities of continuing operations was $17.0 million during 2012 compared to $29.6 million during 2011. The decrease in cash used in investing activities of continuing operations of $12.6 million during 2012 is attributable primarily to higher capital asset acquisitions in 2011 of $12.6 million as the Company completed the build-out of its facility in Penang, Malaysia, offset by the proceeds from sale of the Company's Pittsburgh, PA facility in 2012. During 2011, cash used in financing activities was $0.8 million compared to $0.1 million during 2012.  In 2011, cash used for financing activities primarily reflects remaining payments of debt issuance costs related to the refinancing actions the Company completed in 2010. Refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash provided by continuing operations was $25.1 million during 2011, compared to $30.8 million in 2010. The decrease in cash provided by continuing operations of $5.7 million is primarily attributable to lower cash required for working capital.
Cash used in investing activities of continuing operations was $29.6 million during 2011 compared to $25.7 million during 2010. The increase in cash used in investing activities of continuing operations of $3.9 million during 2011 is attributable to higher capital asset acquisitions of $4.8 million during 2011, offset by higher cash generated from sale of equipment of $0.9 million in 2011 compared to 2010.
During 2011, cash used in financing activities was $0.8 million compared to $1.5 million during 2010. The decrease in cash used in financing activities of $0.7 million was attributable primarily to lower cash received from the sale of parent company stock of $0.6 million in 2011.
Capital Expenditures. We expect our capital expenditures for 2013 to approximate 5% of revenues and to include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from operating cash flow.

As of December 31, 2012, we have a liability of $1.6 million, of which the Company expects to pay $0.1 million during 2013, for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at December 31, 2012 includes $1.5 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at December 31, 2012.
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
Indebtedness. At December 31, 2012 our aggregate debt was approximately $715.0 million substantially all of which was due in 2017. Our debt at December 31, 2012 consisted of our Senior Secured Notes which bear interest at 8.375% and our Senior Subordinated Notes which bear interest at 10%. In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $25.0 million at December 31, 2012. No amounts have been drawn under the facility since it was put in place in January 2010. Our Senior Secured Notes were issued in January 2010 and our Senior Subordinated Notes were issued in October 2010.
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
At December 31, 2012 the Company was in compliance with all covenants.
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

The following table sets forth a reconciliation of net loss to EBITDA for the years indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(24,503)	$(14,939)	$(22,370)
Interest expense, net	73,939	68,881	69,096
Provision for income taxes	3,128	5,133	1,784
Depreciation and amortization	35,624	37,011	39,169
EBITDA	$88,188	$96,086	$87,679

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
EBITDA	$88,188	$96,086	$87,679
Adjustments:
Restructuring expenses	(110)	348	2,866
Stock-based compensation—employees (a)	695	1,021	709
Stock-based compensation—non-employees(a)	90	90	90
Severance and relocation (b)	1,881	1,647	2,698
Executive recruiting costs (b)	—	307	—
(Income) loss from discontinued operations (c )	(2,298)	(920)	3,601
Loss (gain) on disposal of property and equipment (d)	15	(686)	(263)
Management fees to stockholder (e)	1,231	1,292	1,357
Foreign currency (gain) loss (f)	(1,467)	97	(283)
Gain on derivative instruments (g)	(4,511)	—	—
Plant closure costs and other (h)	46	157	732
Other taxes (i)	179	769	157
Loss on debt extinguishment (j)	20,882	—	—
Gain on sale of available for sale securities (k)	—	—	(680)
Adjusted EBITDA	$104,821	$100,208	$98,663
The differences between Adjusted EBITDA and cash flows provided by operating activities are summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Adjusted EBITDA	$104,821	$100,208	$98,663
Net changes in operating assets and liabilities	940	(2,523)	551
Interest expense, net	(73,939)	(68,881)	(69,096)
Cash portion of restructuring charges	—	(8)	(1,085)
Deferred tax provisions	1,850	2,305	392
Income tax expense	(3,128)	(5,133)	(1,784)
Amortization of debt discount and non-cash interest	3,662	2,934	3,085
Other items, net	369	113	(143)
Net cash provided by operating activities	$34,575	$29,015	$30,583
Net cash (used) in investing activities	$(25,878)	$(29,840)	$(9,700)
Net cash (used in) financing activities	$(1,521)	$(771)	$(65)
 ________________

(a)	We provide for the adjustment to EBITDA for non-cash compensation.

(b)	We provide for the adjustment to EBITDA for certain expenses, including employee severance and relocation expenses and recruitment costs for our Executive Management.

(c)	We provide for the adjustment to EBITDA to exclude the effects of (income) loss from discontinued operations.

(d)	We provide for the adjustment to EBITDA for all gains and losses from sales of our property, plant and equipment.

(e)
We have a management services agreement with KKR that provides for a $1.0 million annual payment, with such amount to increase by 5% per year. See Item 13-Certain Relationships and Related Party Transactions.

(f)	We provide for the adjustment to EBITDA to exclude the effects of any non operating currency gains and losses.

(g)	We provide for the adjustment to EBITDA to exclude the effects of any (gains) or losses on derivative instruments used to hedge future cash flows.

(h)	We provide for the adjustment to EBITDA to exclude the effects of any other costs related to the closure of a facility.

(i)	We provide for the adjustment to EBITDA for franchise and certain non-income based taxes pursuant to the agreements governing the ABL Revolver and our 2017 Notes.

(j)	We provide for the adjustment to EBITDA for the loss on debt extinguishments related to our refinancing transactions completed in 2010.

(k)	We provide for the adjustment to EBITDA for gains and losses on available for sale securities

Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for stand-by letters of credit of $12.9 million outstanding at December 31, 2012.

Contractual Obligations and Commitments
The following table sets forth our long-term contractual obligations as of December 31, 2012 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Senior Secured Notes (1)	$550,750	$33,500	$67,000	$450,250	$—
2017 Senior Subordinated Notes (1)	472,500	31,500	63,000	378,000	—
Capital leases	17	7	10	—	—
Operating leases	19,712	5,805	8,330	4,925	652
Purchase obligations (2)	40,130	40,130	—	—	—
Other obligations (3)	41,747	1,842	1,203	1,047	37,655
Total	$1,124,856	$112,784	$139,543	$834,222	$38,307

(1)	Includes annual interest payments and principal payments due in 2017.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)
Other obligations include share based payment obligations of $0.1 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $1.6 million, accrued compensation and pension benefits of $5.1 million, deferred income taxes of $31.3 million, restructuring obligations of $0.6 million and other obligations of $0.5 million.

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
Revenue Recognition. The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our allowance for potential future product returns. We provide for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data, current economic conditions, and our customer base. The amount of revenue we recognize is directly impacted by the estimates made to establish the allowance for potential future product returns. Our allowance for sales returns was $1.3 million and $1.4 million at December 31, 2011 and 2012, respectively.
Valuation of Goodwill and Trade Names and Trademarks. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain of our other intangible assets, specifically trade names and trademarks, have indefinite lives. Goodwill and other indefinite- lived intangible assets are subject to an annual impairment test, or more often, if impairment indicators arise. If based on the results of such assessment the carrying value of goodwill and intangible assets may not be recoverable, we measure impairment as an amount by which the carrying value of goodwill and intangible assets exceeds their fair value. When we evaluate potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the value of the reporting unit for a sustained period of time. We utilize a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows) to determine the fair value of the reporting unit. We evaluate our trade name and trademark using a relief-from-royalty methodology of the income approach, which measures the present value of the net after-tax savings excepted to be realized over the life of the intangible asset. We make assumptions about future cash flows, discount rates and other estimates in those models. Different assumptions and judgment determinations could yield different conclusions that would affect our operating results in the period that such change or determination is made. At October 31, 2012, the Company had one reporting unit and its fair value exceeded its carrying value by approximately 17%. Factors that could continue to impact the fair value of our reporting unit in a negative manner include pricing pressures for our products, costs of our raw materials and our ability to maintain our cost structure and general economic conditions.
Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset or the asset group.
When we determine that the carrying value of intangible assets or fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. In these instances, fair value is estimated utilizing either a market approach considering quoted market prices for identical or similar assets, or an income approach determined using discounted projected cash flows. The determination of fair value requires that we make assumptions about future cash flows, discount rates and other estimates. Different assumptions could yield different conclusions that would affect our operating results in the period that such determination is made. There were no impairment losses on long-lived assets incurred during 2010, 2011 and 2012.
Self Insurance Reserves. We accrue for costs to provide self-insured benefits under our workers’ compensation and employee health benefits programs. We determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim. We accrue for self-insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs, including claim settlements or the projected costs to resolve claims increase significantly from the previously estimated amounts. Our accrued liability for self-insured workers’ compensation and employee health benefits at December 31, 2011 and December 31, 2012 were $4.5 million and $4.6 million, respectively.
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
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance required a change in the presentation of the financial statements and required retrospective application. The Company retrospectively adopted this guidance utilizing two separate but consecutive statements to report the components of other comprehensive income, and recast the financial statements for the years ended 2010 and 2011. The standard had no impact on the Company's financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with change in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes.
Interest Rate Risk
At December 31, 2012 we were not subject to market risk as the interest rates on our long-term debt are fixed and we do not have a balance outstanding on our ABL revolver.
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

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements and related notes and report of our Independent Registered Public Accounting Firm are included beginning on page 61 of this Annual Report on Form 10-K.

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
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.
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
(c) Changes in Internal Control over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and the directors, and their respective ages as of the date of this report, are as follows:

Name	Age	Position
Donald J. Spence	59	Chief Executive Officer, President, Chairman of the Board and Director
Jeremy A. Friedman	59	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jeffrey M. Farina	56	Executive Vice President of Technology and Chief Technology Officer
Dean D. Schauer	46	Executive Vice President General Manager, Cardio & Vascular Group
Kenneth W. Freeman	62	Director
James C. Momtazee	41	Director
Jeffrey Schwartz	34	Director
Justin Sabet-Peyman	30	Director
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
Kenneth W. Freeman, James C. Momtazee, Justin Sabet-Peyman and Jeffrey Schwartz were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsor Group. Donald J. Spence was appointed to the Board upon his appointment as President and Chief Executive Officer in May 2010. Mr. Spence’s appointment to the Board considered his experience, qualifications, attributes and skills, particularly within the medical device space.
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
Each of the directors was elected to the Board pursuant to a Stockholders’ Agreement, dated as of November 16, 2005, among Accellent Holdings Corp., our parent company, an affiliate of Kohlberg Kravis Roberts & Co. L.P. and certain affiliates of Bain Capital. Pursuant to such agreement, Kenneth W. Freeman, James C. Momtazee and Justin Sabet-Peyman were appointed to the Board as a consequence of their respective relationships with KKR, and Jeffrey Schwartz was appointed to the Board as a consequence of his relationship with Bain Capital.
As a group, the directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.
Donald J. Spence has served as Chairman since December 2012 and as our President and Chief Executive Officer and a Director since May 2010. Prior to joining us Mr. Spence was Chief Executive Officer of Philips Home Healthcare Solutions. Mr. Spence was President of the Sleep and Home Respiratory Group for Respironics, Inc. from 2005 until the firm was acquired by Royal Philips Electronics in 2008. Mr. Spence began his career as a financial analyst at Ford Motor Company, and has served in various roles in the medical device and automotive industries, including strategic planning, operations, global marketing, sales and senior management for BOC Group plc and GKN plc. Mr. Spence received a bachelor’s degree in economics from Michigan State University and a master’s degree in economics from Central Michigan University.

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
Dean D. Schauer has served on the Executive Staff of Accellent since 2004. In his current role as our Executive Vice President, General Manager, Cardio & Vascular Group , Dean is responsible for all aspects of the Cardio & Vascular Group. ThroughDecember 31, 2012, in his prior role as Executive Vice President, Operations, Supply Chain and Engineering, Dean was responsible for all operations, supply chain and engineering matters. He has been affiliated with Accellent and its predecessor companies since 2000 in roles including Engineering Manager, Director of Program Management, Vice President of Engineering and Quality, Senior Vice President of Engineering and Customer Operations and Executive Vice President, Engineering and Sales and direct Operations Leadership.Prior to working at Accellent, Dean worked for 10 years in various positions including Application Engineering, Technology Development, Technical Management, and Global Engineering and Sales Management. Dean has a Bachelor of Science degree in Metallurgical Engineering from South Dakota School of Mines and Technology and is certified in Six Sigma methodology.
Kenneth W. Freeman has served as a Director since December 2012. Prior to that Mr. Freeman served as Chairman of Accellent since May 2010, and previously served as Executive Chairman since January 2006. He joined the board of directors in November 2005. Mr. Freeman has been a senior advisor of Kohlberg Kravis Roberts & Co. since August 2010 and in August 2010 was appointed Dean of Boston University School of Management. From October 2009 to August 2010, Mr. Freeman was a member of KKR Management LLC, the general partner of KKR & Co. Before that, he was a member of the limited liability company which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 2007 and joined the firm as Managing Director in May 2005. From May 2004 to December 2004, Mr. Freeman was Chairman of Quest Diagnostics Incorporated, and from January 1996 to May 2004, he served as Chairman and Chief Executive Officer of Quest Diagnostics Incorporated. From May 1995 to December 1996, Mr. Freeman was President and Chief Executive Officer of Corning Clinical Laboratories, the predecessor company to Quest Diagnostics. Prior to that, he served in various general management and financial roles with Corning Incorporated. Mr. Freeman currently serves as a director of HCA, Inc., and Masonite, Inc. and is chairman of the board of trustees of Bucknell University.
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
Jeffrey Schwartz has been a Director since July 2012. Mr. Schwartz is a Principal at Bain Capital and joined the firm in 2004. Prior to joining Bain Capital, Mr. Schwartz worked at Lehman Brothers as an equity research analyst. Mr. Schwartz received a B.A. in economics from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Schwartz also serves as a member of the Board of Directors of Air Medical Group Holdings.
Justin Sabet-Peyman has been a Director since December 2012. Mr. Sabet-Peyman joined Kohlberg Kravis Roberts & Co. L.P. (“KKR”) in 2008 and is a member of the Health Care industry team within KKR’s Private Equity platform.  Prior to joining KKR, Mr. Sabet-Peyman worked at McKinsey & Company where he served private equity and corporate clients. Mr. Sabet-Peyman received his B.S. and M.S. from Stanford University where he graduated as the Henry Ford II Scholar of the School of Engineering and was a Mayfield Fellow.
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
Audit Committee Matters
Our Board of Directors has an Audit Committee that is responsible for, among other things, overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Momtazee and Schwartz.

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

Item 11. Executive Compensation

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements. As an emerging growth company, we are permitted to provide less extensive disclosure about our executive compensation arrangements.

Director Compensation
The non-employee directors of Accellent Holdings Corp. are paid an annual retainer of $30,000 in cash or phantom stock, as described below, for their service as members of the board of directors. Mr. Spence, who serves as our Chief Executive Officer in addition to serving as Chairman, did not receive any separate compensation in respect of his service as a director. In addition, all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.
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

Director Compensation for 2012

Name	Fees Earned or Paid in Cash ($) (4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Momtazee (1)	$30,000	$—	$—	$—	$—	$—	$30,000
Chris Gordon (1) (2)	$16,957	$—	$—	$—	$—	$—	$16,957
Jeffrey Schwartz (3)	$13,043	$—	$—	$—	$—	$—	$13,043
Kenneth W. Freeman (1)	$30,000	$—	$—	$—	$—	$—	$30,000
________________

(1)	Director elected to defer the entire amount of his fees for 2012 under the Plan to a phantom stock account..

(2)	Mr. Gordon resigned from the Board of Directors in July 2012.

(3)	Mr. Schwartz was paid $1,154 in cash and elected to defer the remaining amount of his fees for 2012 under the Plan to a phantom stock account.

(4)	Compensation for Donald J. Spence, our Chairman, is included in the Summary Compensation Table included elsewhere in this Item 11 as he served as our Chief Executive Officer during all of 2012.

Summary Compensation Table
The following table sets forth information for the fiscal years ended December 31, 2010, 2011 and 2012 concerning all compensation awarded to, earned by or paid to the individual who served as our chief executive officer and and our two other highest compensated Named Executive Officers who served in their roles during our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Donald J. Spence	2012	566,500	—	1,250,000	785,426	—	—	78,909	(2)	2,680,835
President and Chief Executive Officer	2011	559,625	152,955	—	—	—	—	—		712,580
	2010	334,521	150,545	—	2,903,845	—	—	—		3,388,911
Jeremy A. Friedman	2012	391,630	—	125,000	117,814	—	—	4,972	(3)	639,416
Chief Financial Officer, Executive Vice	2011	380,996	69,416	—	—	—	—	7,440	(4)	457,852
President, Treasurer and Secretary	2010	368,408	112,333	—	223,527	—	—	7,910	(4)	712,178
Dean D. Schauer	2012	317,460	—	187,500	176,721	—	—	13,249	(5)	694,930
Executive Vice President General Manager,	2011	307,000	56,160	—	—	—	—	14,658	(6)	377,818
Cardio & Vascular Group	2010	281,423	71,508	—	223,527	—	—	14,610	(6)	591,068
 _____________________

(1)
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

(2)	This amount represents life insurance premiums and relocation costs

(3)	This amount represents life insurance premiums and an incentive for Mr. Friedman’s participation in a Company sponsored wellness incentive.

(4)	This amount represents employer contributions to a 401(k) plan, life insurance premiums and an incentive for Mr. Friedman’s participation in a Company sponsored wellness incentive.

(5)	This amount includes life insurance premiums and auto allowances.

(6)	This amount includes employer contributions to a 401(k) plan, life insurance premiums and auto allowances.
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

Outstanding Equity Awards at December 31, 2012
The following table provides summary information for each of our named executive officers with respect to outstanding equity awards held as of December 31, 2012. All stock options in the table below were granted by Accellent Holdings Corp. Our named executive officers did not hold any other form of equity-based compensation as of December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Donald Spence	250,000	1,000,000	1,250,000	$3.00	5/24/2020
	—	500,000	500,000	$2.50	8/16/2022
Jeremy Friedman	666,650	—	333,350	$3.00	9/4/2017
	40,000	60,000	100,000	$3.00	7/20/2020
	—	75,000	75,000	$2.50	8/16/2022
Dean D. Schauer	40,363	—	—	$1.25	7/1/2014
	20,182	—	—	$1.25	7/19/2014
	20,812	—	20,812	$5.00	11/22/2015
	25,000	—	25,000	$5.00	12/19/2016
	37,500	—	25,001	$3.00	4/29/2018
	90,000	60,000	150,000	$3.00	7/14/2019
	40,000	60,000	100,000	$3.00	7/20/2020
	—	112,500	112,500	$2.50	8/16/2022
Certain options with the exercise price of $1.25 are roll-over options and were fully vested upon grant. For the remaining options, 50% are time options and 50% are performance options. The grant dates for time and performance options are 10 years prior to the expiration dates.

Change in Control Arrangements
Immediately prior to a change in control of Accellent Holdings Corp., as defined in the Equity Plan, (1) the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Accellent Holdings Corp. subject to the time options and (2) a percentage of the unvested performance options will automatically vest if, as a result of the change in control, a specified rate of return is achieved by Accellent Holdings Corp. All named executives have entered into this change in control arrangement. Assuming that as of December 31, 2012 a change in control has occurred and the options accelerated, no value would have been realized based on the fair market value of December 31, 2012.
Following the completion of the Acquisition, Accellent Holdings Corp. entered into agreements with certain members of management providing such individuals with excise tax protection from excise taxes imposed on such member of management under Section 4999 of the Internal Revenue Code of 1986, as amended, in the event of a change in control (as defined in the agreement) following a public offering (as defined in the agreement) and if certain conditions are met, prior to a public offering. In 2012, because there would have been no value to the acceleration of options no excise tax would have been incurred.
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
The following table and accompanying footnotes show information regarding the beneficial ownership of Accellent Holdings Corp. common stock as of March 27, 2013 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Accellent Holdings Corp. common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Accellent Inc., 100 Fordham Road, Building C, Wilmington, Massachusetts 01887.

Name and Address of Beneficial Owner	Beneficial Ownership of Accellent Holdings Corp. Common Stock (1)	Percentage of Accellent Holdings Corp. Common Stock
KKR Millennium GP LLC (2)	91,650,000	73.9%
Bain Capital (3)	30,550,000	24.6%
Donald J. Spence	450,000	*
Jeremy A. Friedman (4)	711,344	*
Jeffrey M. Farina (5)	372,105	*
Dean D. Schauer (6)	273,857	*
Kenneth W. Freeman (2)	—	—
James C. Momtazee (2)	—	—
Directors and named executive officers as a group (11 persons) (7)	124,007,306	98.5%
_________________

*	Less than one percent

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

(3)
Shares shown as beneficially owned by Bain Capital and Mr. Jeffrey Schwartz reflect the aggregate number of shares of common stock held, or beneficially held, by Bain Capital Integral Investors, LLC (“Bain”) and BCIP TCV, LLC (“BCIP”). Mr. Schwartz is a Managing Director of Bain Capital Investors, LLC (“BCI”), which is the administrative member of each of Bain and BCIP. Accordingly, Mr. Schwartz and BCI may each be deemed to beneficially own shares owned by Bain and BCIP. Mr. Schwartz is a director of Accellent Holdings Corp. and Accellent Inc. Mr. Schwartz and BCI disclaim beneficial ownership of any such shares in which they do not have a pecuniary interest. The address of Bain, BCIP, BCI and Mr. Gordon is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

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
Management Services Agreement with KKR
In connection with the Acquisition, we entered into a management services agreement with KKR pursuant to which KKR will provide certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received an aggregate transaction fee of $13.0 million paid upon the closing of the Acquisition and will receive an advisory fee of $1.0 million payable annually, such amount to increase by 5% per year beginning October 1, 2006. We indemnify KKR and its affiliates, directors, officers and representatives (collectively, the “Indemnified Parties”) for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement. We also reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by us; provided, however, that we will not be liable under the foregoing indemnification provision to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from an Indemnified Party’s willful misconduct or gross negligence. During the year ended December 31, 2012, the Company incurred KKR management fees and related expenses of $1.4 million. As of December 31, 2012, the Company owed KKR $0.4 million for unpaid management fees which are included in accounts payable on the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. In addition, Capstone Consulting LLC and certain of its affiliates (“KKR-Capstone”), provide integration consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any equity interest in KKR-Capstone, KKR has provided financing to KKR-Capstone. At December 31, 2012 the Company owed KKR-Capstone $0.3 million, which is payable in common stock of AHC.
Entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $14.7 million principal amount of our 2017 Senior Secured Notes at December 31, 2012. KKR- AM owned approximately $23.4 million principal amount of our 2017 Senior Subordinated Notes at December 31, 2012.
The Company sells medical device equipment to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Sales to Biomet, Inc. during the fiscal year ended December 31, 2012 totaled $0.2 million. At December 31, 2012, $0.1 million was due from Biomet, Inc.
In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions. SunGard is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.7 million in fees in connection with this agreement for the year ended December 31, 2012. At December 31, 2012 the Company owed SunGard $0.1 million. No amount was due SunGard at December 31, 2011.

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

Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”) has served as our independent registered public accounting firm since 2006. For fiscal years 2011 and 2012 we paid fees for services from Deloitte as discussed below.
Audit Fees. The aggregate audit fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2011 and 2012 were approximately $990,000 and $765,000, respectively, and were comprised entirely of services to audit our annual financial statements and the review of our quarterly financial statements.

Audit Related Fees: The aggregate fees for services rendered by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $64,000 and $64,000 for the fiscal years ended December 31, 2011 and 2012, respectively. Fees for services rendered in the years ended December 31, 2011 and 2012 were primarily for statutory audit services performed for our Mexican and Malaysian subsidiaries.
Tax Fees: The aggregate fees billed for services rendered by Deloitte for tax compliance, tax advice and tax planning were approximately $447,000 and $282,000 for the fiscal years ended December 31, 2011 and 2012, respectively.
All Other Fees. Other fees paid to Deloitte in 2011 and 2012 totaled approximately $137,300 and $2,200. In 2011 these fees related primarily to services provided in connection with the Company’s refinancing transactions in 2010.
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

10.1
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

10.2
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
____________________

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Inc.
April 1, 2013	By:	/s/ Donald J. Spence
Donald J. Spence Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald J. Spence	Chairman of the Board of Directors, Director, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2013
Donald J. Spence
/s/ Jeremy A. Friedman	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 1, 2013
Jeremy A. Friedman
/s/ Kenneth W. Freeman	Director	April 1, 2013
Kenneth W. Freeman
/s/ James C. Momtazee	Director	April 1, 2013
James C. Momtazee
/s/ Jeffrey Schwartz	Director	April 1, 2013
Jeffrey Schwartz
/s/ Justin Sabet-Peyman	Director	April 1, 2013
Justin Sabet-Peyman
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Accellent Inc.
Wilmington, Massachusetts
We have audited the accompanying consolidated balance sheets of Accellent Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accellent Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 1, 2013

ACCELLENT INC.
Consolidated Balance Sheets
December 31, 2011 and 2012
(In thousands)

Assets	2011	2012
Current assets:
Cash	$38,858	$59,902
Accounts receivable, net of allowances of $1,930 and $2,106 at December 31, 2011 and 2012, respectively	54,763	49,403
Inventory	62,153	57,069
Assets held for sale, current portion	3,874	—
Prepaid expenses and other current assets	4,416	10,973
Total current assets	164,064	177,347
Property, plant and equipment, net	121,153	115,869
Long-term assets held for sale	16,250	—
Goodwill	619,443	619,443
Other intangible assets, net	149,687	134,747
Deferred financing costs and other assets, net	16,825	13,766
Total assets	$1,087,422	$1,061,172
Liabilities and Stockholder’s equity
Current liabilities:
Current portion of long-term debt	$22	$11
Accounts payable	21,035	20,044
Accrued payroll and benefits	7,858	6,829
Accrued interest	19,519	19,323
Liabilities held for sale	1,908	—
Accrued expenses and other current liabilities	18,747	17,359
Total current liabilities	69,089	63,566
Long-term debt	712,967	713,294
Other liabilities	38,466	39,905
Total liabilities	820,522	816,765
Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2011 and 2012	—	—
Additional paid-in capital	638,445	639,610
Accumulated other comprehensive loss	(1,266)	(2,554)
Accumulated deficit	(370,279)	(392,649)
Total stockholder’s equity	266,900	244,407
Total liabilities and stockholder’s equity	$1,087,422	$1,061,172
The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2010	2011	2012
Net sales	$477,785	$505,362	$498,627
Cost of sales (exclusive of amortization)	343,998	376,126	375,975
Gross profit	133,787	129,236	122,652
Operating expenses:
Selling, general and administrative expenses	51,613	53,988	52,402
Research and development expenses	2,393	2,522	1,695
Restructuring expenses	(110)	348	2,866
Amortization of intangible assets	14,939	14,939	14,939
Loss (gain) on disposal of property and equipment	15	(686)	(261)
Total operating expenses	68,850	71,111	71,641
Income from operations	64,937	58,125	51,011
Other (expense) income, net:
Interest expense, net	(73,939)	(68,881)	(69,096)
Loss on debt extinguishment	(20,882)	—	—
Other income, net	6,211	30	1,100
Total other (expense) income, net	(88,610)	(68,851)	(67,996)
(Loss) before income taxes	(23,673)	(10,726)	(16,985)
Provision for income taxes	3,128	5,133	1,784
Net loss from continuing operations, net of tax	$(26,801)	$(15,859)	$(18,769)
Net income (loss) from discontinued operations, net of tax	$2,298	$920	$(3,601)
Net loss	$(24,503)	$(14,939)	$(22,370)
The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2010, 2011 and 2012
(in thousands)

	December 31,
	2010	2011	2012
Net loss	$(24,503)	$(14,939)	$(22,370)
Other comprehensive income (loss):
Cumulative translation adjustment	(2,255)	(1,659)	499
Pension actuarial (loss) gain	(1,183)	438	(935)
Amortization of pension actuarial loss	11	242	93
Unrealized gain (loss) on available for sale security	—	1,155	(265)
Realized gain on available for sale security	—	—	(680)
Other comprehensive income (loss)	(3,427)	176	(1,288)
Comprehensive income (loss)	$(27,930)	$(14,763)	$(23,658)

The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Stockholder’s Equity
Years ended December 31, 2010, 2011 and 2012
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss )	Accumulated deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, January 1, 2010	1,000	$—	$635,368	$1,985	$(330,837)	$306,516

Net loss						(24,503)
Stock issuance (Note 6)	—	—	600	—	—	600
Vesting of restricted stock	—	—	104	—	—	104
Stock-based compensation	—	—	595	—	—	595
Exercise of employee stock options	—	—	689	—	—	689
Repurchase of parent company common stock	—	—	(66)	—	—	(66)
Other comprehensive loss, net	—	—	—	(3,427)	—	(3,427)
Balance, December 31, 2010	1,000	$—	$637,290	$(1,442)	$(355,340)	$280,508

Net loss						(14,939)
Stock issuance (Note 6)	—	—	50	—	—	50
Vesting of restricted stock	—	—	66	—	—	66
Stock-based compensation	—	—	963	—	—	963
Forfeiture of rollover options	—	—	62	—	—	62
Exercise of employee stock options	—	—	42	—	—	42
Repurchase of parent company common stock	—	—	(28)	—	—	(28)
Other comprehensive income, net		—	—	176	—	176
Balance, December 31, 2011	1,000	$—	$638,445	$(1,266)	$(370,279)	$266,900

Net loss	—	—	—	—	(22,370)	(22,370)
Stock issuance (Note 6)	—	—	193	—	—	193
Vesting of restricted stock	—	—	150	—	—	150
Stock-based compensation	—	—	561	—	—	561
Forfeitures	—	—	127	—	—	127
Exercise of employee stock options	—	—	177	—	—	177
Repurchase of parent company common stock	—	—	(43)	—	—	(43)
Other comprehensive loss, net	—	—	—	(1,288)	—	(1,288)
Balance, December 31, 2012	1,000	$—	$639,610	$(2,554)	$(392,649)	$244,407
The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net loss	$(24,503)	$(14,939)	$(22,370)
Less: Net income (loss) from discontinued operations, net of tax	2,298	920	(3,601)
Net loss from continuing operations	(26,801)	(15,859)	(18,769)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	35,624	37,011	39,169
Amortization of debt discounts and non-cash interest accrued	3,662	2,934	3,085
Change in allowance for bad debts	(213)	510	10
Restructuring charges, net of adjustments and payments	(117)	340	1,779
Change in fair value of derivative instruments	(4,511)	—	—
Loss (gain) on disposal of property and equipment	15	(686)	(261)
Deferred income tax expense	1,850	2,305	392
Non-cash compensation expense	785	1,111	799
Loss on debt extinguishments	20,882	—	—
Change in environmental liabilities	(1,302)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,065)	(1,059)	862
Inventory	(8,918)	(1,009)	5,120
Prepaid expenses and other current assets	1,418	(1,000)	1,051
Accounts payable, accrued expenses and other liabilities	17,505	545	(6,482)
Net cash provided by operating activities of continuing operations	30,814	25,143	26,755
Net cash provided by operating activities of discontinued operations	3,761	3,872	3,828
Net cash provided by operating activities	34,575	29,015	30,583
Cash flows from investing activities:
Capital expenditures	(25,738)	(30,573)	(17,981)
Proceeds from the sale of property and equipment	66	931	310
Proceeds from the sale of available for sale securities	—	—	680
Net cash (used in) investing activities of continuing operations	(25,672)	(29,642)	(16,991)
Net cash (used in) provided by investing activities of discontinued operations	(206)	(198)	7,291
Net cash (used in) investing activities	(25,878)	(29,840)	(9,700)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	712,396	—	—
Repayments of long-term debt and capital lease obligations	(695,220)	(18)	(22)
Proceeds from sale of parent company stock	600	50	—
Repurchase of parent company common stock	(66)	(28)	(43)
Proceeds from the exercise of options in parent company stock	106	19	—
Payment of debt issuance costs	(19,337)	(794)	—
Net cash used in financing activities	(1,521)	(771)	(65)
Effect of exchange rate changes	(174)	(333)	226
Net increase (decrease) in cash and cash equivalents	7,002	(1,929)	21,044
Cash, beginning of year	33,785	40,787	38,858
Cash, end of year	$40,787	$38,858	$59,902
Supplemental disclosure of cash flow information:
Cash paid for interest	$54,732	$66,172	$66,238
Cash paid for income taxes	$1,086	$2,343	$3,656
Supplemental disclosure of non-cash investing and financing activities:
Non-cash exercise of options in parent company stock	$360	$—	$—
Property and equipment purchases unpaid and included in accounts payable	$471	$726	$884
Deferred financing fees unpaid and included in accounts payable and accrued liabilities	$568	$—	$—
Asset sales unpaid and included in other current assets	$—	$—	$8,300
The accompanying notes are an integral part of these consolidated financial statements.

ACCELLENT INC.
Notes to Consolidated Financial Statements

1.Summary of significant accounting policies

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
The Company is aligned to streamline sales, quality, engineering and customer service activities into one centrally managed organization to better serve customers, many of whom service multiple medical device end markets. As a result, the Company has one operating and reportable segment which is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer. The Company will adjust its financial statement disclosures upon completion of evaluating this change in structure.
In December 2012, the Company' Board of Directors approved a plan to re-organize the Company into two distinct operating segments, effective January 1, 2013. Each segment will be managed by a General Manager and will be evaluated regularly by the Company's chief operating decision maker, or its Chief Executive Officer.
Major customers and concentration of credit
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash equivalents. A significant portion of the Company’s customer base is comprised of companies within the medical device industry. The Company does not require collateral from its customers.
For the years ended December 31, 2010, 2011 and 2012, the Company’s ten largest customers in the aggregate accounted for 65%, 66% and 65% of consolidated net sales, respectively. Three customers each accounted for greater than 10% of net sales for the years ended December 31, 2010, 2011 and 2012. Actual percentages of net sales from all greater than 10% customers are as follows:

	Year Ended December 31,
	2010	2011	2012
Customer A	16%	17%	16%
Customer B	17%	15%	13%
Customer C	11%	11%	11%
At December 31, 2012, Customers A and B each comprised approximately 11% of accounts receivable, net. At December 31, 2011, Customers A and B each comprised approximately 13%, of accounts receivable, net.

Foreign currency translation
The Company has manufacturing subsidiaries in Europe, Mexico and Malaysia. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of other comprehensive income (loss) within the statement of other comprehensive income (loss). Transaction gains and losses are included in other (expense) income, net. Currency transaction gains (losses) included in other (expense) income, net in each of the years ended December 31, 2010, 2011 and 2012 were $1.5 million, $0.1 million, and $0.3 million, respectively.
Cash and cash equivalents
Cash and cash equivalents consist of cash in bank deposit accounts and highly liquid investments with an original or remaining maturity of 90 days or less when acquired. Periodically the Company may invest in cash equivalents, principally bank deposits and overnight repurchase agreements. At December 31, 2011 and 2012, the Company had no cash equivalents.
Allowance for Doubtful Accounts
The Company provides credit to its customers in the normal course of business. The Company maintains an allowance for doubtful accounts for those receivables that it determines are no longer collectible. The Company estimates its losses from uncollectable accounts based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. The allowance for doubtful accounts was $0.7 million and $0.8 million at December 31, 2011 and 2012, respectively.
Inventories
Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Costs related to abnormal amounts of idle facility expense, freight, handling costs, and wasted material are recognized as current period expenses.
Property, plant and equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2011	2012
Land	$3,904	$3,961
Buildings	17,110	17,572
Machinery and equipment	144,990	167,173
Leasehold improvements	13,934	15,981
Computer equipment and software	29,246	34,197
Acquired assets to be placed in service	25,915	14,150
	235,099	253,034
Less—Accumulated depreciation	(113,946)	(137,165)
Property, plant and equipment, net	$121,153	$115,869
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which significantly increase the value of, or extend the useful lives of property, plant and equipment, are capitalized, while replaced assets are retired when removed from service. Acquired assets to be placed in service are those assets where either (i) the Company has yet to begin using the asset in operations or (ii) additional costs are necessary to complete the asset for the use in operation. Depreciation expense is recorded on assets when they are placed in service.

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
Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is recorded in earnings. Capitalized interest in connection with constructing property and equipment was not significant. Depreciation expense was $22.4 million, $23.8 million and $25.1 million for each of the years ended December 31, 2010, 2011 and 2012, respectively.
Goodwill
Goodwill represents the amount of cost over the fair value of the net assets of acquired businesses. Goodwill is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value is determined using a combined weighted average of a market based (utilizing fair value multiples of comparable publicly traded companies) and an income based approach (utilizing discounted projected after tax cash flows). In applying the income based approach, the Company makes assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows are based on the Company’s most recent long-term financial projections. The Company’s discount rate is determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflects the risks associated with achieving future cash flows. If the fair value of the reporting unit is less than its carrying value, the amount of impairment, if any, is based on the implied fair value of goodwill. The Company has elected October 31st as the annual impairment assessment date and performs additional impairment tests if triggering events occur. The Company’s annual tests have not indicated any goodwill impairment for the years ended December 31, 2010, 2011 and 2012, respectively. No triggering events indicating goodwill impairment occurred during the years ended December 31, 2010, 2011 and 2012, respectively.
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
The Company reports all amortization expense related to finite lived intangible assets separately within its consolidated statements of operations. For the years ended December 31, 2010, 2011 and 2012, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
Cost of sales related amortization	$1,988	$1,988	$1,988
Selling, general and administrative related amortization	12,951	12,951	12,951
Total amortization reported	$14,939	$14,939	$14,939
Deferred financing costs and other assets
Deferred financing costs and other assets consisted of the following (in thousands):

	December 31,
	2011	2012
Deferred financing costs, net of accumulated amortization of $4,117 and $6,870 at December 31, 2011 and 2012, respectively	$16,022	$13,269
Other (primarily deferred tax assets and deposits on long term assets)	803	497
Total	$16,825	$13,766
Other liabilities
Other liabilities consisted of the following (in thousands):

	December 31,
	2011	2012
Deferred tax liabilities	$30,958	$31,350
Environmental liabilities	1,654	1,538
Pension liabilities	4,001	5,000
Stock compensation liabilities—employees	355	141
Stock compensation liabilities—non-employees	966	770
Restructuring liabilities	—	613
Other long-term liabilities	532	493
Total	$38,466	$39,905
Accumulated other comprehensive income (loss)
Comprehensive income (loss) is comprised of net loss, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of cumulative foreign currency translation adjustments, unfunded pension liabilities and unrealized changes in investments in held for sale securities.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2011	2012
Cumulative translation adjustment	$(2,103)	$(1,605)
Unrealized gain on available for sale security	1,155	210
(Under) funded pension liability	(318)	(1,159)
Accumulated other comprehensive income (loss)	$(1,266)	$(2,554)
Research and development costs
Research and development costs are expensed as incurred. During the years ended December 31, 2010, 2011 and 2012, the Company received from the Government of Ireland, research and development grants of approximately $0.2 million, $0.2 million and $0.1 million, respectively. These grants have been recorded as an offset to research and development expense for the years ended December 31, 2010, 2011 and 2012, respectively.
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

Derivative instruments and hedging activities
During the year ended December 31, 2010, the Company maintained derivative instruments, specifically interest rate contracts, which expired in 2010 prior to December 31, 2010. The Company did not use these derivative instruments for trading or speculative purposes. Changes in the fair value of derivative instruments for which the Company did not apply hedge accounting, as well as the ineffective portion of designated hedges, were recorded in the statement of operations within other expense (income), net. Net realized gains related to derivative instruments during the year ended December 31, 2010 was $4.5 million.
Income taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates. Valuation allowances are provided when the Company does not believe it to be more likely than not that the benefit of identified deferred tax assets will be realized. The Company records a liability to recognize the exposure related to uncertain income tax positions taken on returns that have been filed or that are expected to be taken in a tax return. The Company evaluates its uncertain tax positions based on a determination of whether, and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense.
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
Amounts billed for shipping and handling fees are classified within net sales in the consolidated statements of operations. Costs incurred for shipping and handling are classified as cost of sales. Shipping and handling fees and cost amounts were not significant for the years ended December 31, 2010, 2011 and 2012.
The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded. The estimate of future returns is based on pending returns and historical return data, among other factors. The allowance for sales returns was $1.3 million and $1.4 million at December 31, 2011 and 2012, respectively.
Environmental costs
Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated. Liabilities are recorded generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the recorded liabilities, as well as to identify other potential remediation sites that are presently unknown. As of December 31, 2011 and 2012, the Company had accrued environmental remediation liabilities of $1.8 million and $1.6 million, respectively, which includes $0.1 million expected to be paid during 2013. During the year ended December 31, 2010, the Company reduced the amount of the recorded liability by $1.3 million, which was recorded as a reduction of cost of sales (exclusive of amortization) in the accompanying consolidated statements of operations for the year ended December 31, 2010. See Note 13.
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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates. Unless otherwise discussed below, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company's financial position, results of operations and cash flows, or do not apply to the Company's operations.

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance required a change in the presentation of the financial statements and required retrospective application. The Company retrospectively adopted this guidance utilizing two separate but consecutive statements to report the components of other comprehensive income, and recast the financial statements for the years ended 2010 and 2011. The standard had no impact on the Company's financial position, results of operations or cash flows.

2.    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2011	2012
Raw materials	$15,065	$12,100
Work-in-process	26,328	27,779
Finished goods	20,760	17,190
	$62,153	$57,069
During the years ended December 31, 2010, 2011 and 2012, the Company recorded non-cash charges for inventory write-down related to excess and obsolete inventory of $1.6 million, $1.2 million and $0.9 million, respectively.

3.    Goodwill and other intangible assets

Goodwill consisted of the following at December 31, 2011 and 2012 (in thousands):

	2011	2012
Goodwill	$836,742	$836,742
Accumulated impairment losses	(217,299)	(217,299)
Goodwill carrying amount	$619,443	$619,443
There were no goodwill impairment charges recorded during the years ended December 31, 2010, 2011 or 2012. The cumulative impairment charge since inception of the Company totaled $217.3 million as of December 31, 2011 and 2012.
The acquired tax basis of goodwill amortizable for federal income tax purposes is approximately $110.9 million. The remaining amortizable tax basis of goodwill is $36.6 million and $29.2 million respectively at December 31, 2011 and 2012.

Intangible assets consisted of the following at December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(12,186)	$4,805
Customer contracts and relationships	197,575	(82,093)	115,482
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(94,279)	$149,687
Intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(14,174)	$2,817
Customer contracts and relationships	197,575	(95,045)	102,530
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(109,219)	$134,747
Intangible asset amortization expense was $14.9 million for the years ended December 31, 2010, 2011 and 2012. Estimated intangible asset amortization expense in 2013 approximates $14.9 million. Estimated intangible asset amortization expense approximates $13.8 million in 2014, $13.0 million in 2015, 2016 and 2017, and $37.6 million thereafter.

At December 31, 2011 and 2012, the remaining weighted average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted-average amortization period, December 31,
Finite lived intangible asset	2011	2012
Developed technology and know how	2.4	1.4
Customer contracts and relationships	8.9	7.9
Total finite lived intangible assets	8.7	7.7

4.    Long-term debt

Long-term debt consisted of the following at December 31, 2011 and 2012 (in thousands):

	December 31,
	2011	2012
New Debt:
Senior secured notes maturing on February 1, 2017, interest at 8.375%	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0%	315,000	315,000
Capital lease obligations	34	20
Total debt	715,034	715,020
Less—unamortized discount	(2,045)	(1,715)
Less—current portion	(22)	(11)
Long-term debt, excluding current portion	$712,967	$713,294
Debt Refinancing
During 2011, the Company completed a comprehensive plan to refinance its existing old senior secured credit facilities and senior subordinated notes and replace them with indebtedness that have long-dated maturities (the “Refinancing”). Through the Refinancing, the Company issued $400.0 million of its Senior Secured Notes in January 2010, entered into a $75.0 million asset based revolver (the “ABL Revolver”) and in October 2010, issued $315 million of its Senior Subordinated Notes. The proceeds from these note issuances were used to retire the Company’s existing old debt obligations that were entered into in connection with the Acquisition, pay fees associated with the transactions and provide working capital. The old term loan and old senior subordinated notes were guaranteed by Accellent Acquisition Corp. and by all of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries. Such guarantees have been retained in the debt issued in 2010.
In connection with the Refinancing, the Company wrote off existing deferred financing costs, paid premiums and certain other fees to holders of the refinanced old obligations resulting in a loss on the extinguishment of these old obligations of approximately $20.9 million. The following describes the significant terms and conditions of the Company’s long-term debt arrangements in place at both December 31, 2011 and 2012.
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

Coincident with the issuance of the Senior Secured Notes in January 2010, the Company entered into the ABL Revolver pursuant to a credit agreement among the Company and a syndicate of financial institutions. The ABL Revolver provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, and matures in January 2015. The borrowing base at any time is limited to a percentage of eligible accounts receivable and inventories. Borrowings under the ABL Revolver bear interest at a rate per annum equal to, at the Company’s option: either (a) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds effective rate plus 1/2 of 1% or (3) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a 3 months interest period plus 1%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin set at 2.25% per annum with respect to base rate borrowings and 3.25% per annum with respect to LIBOR borrowings. In addition to interest on any outstanding borrowings under the ABL Revolver, the Company is required to pay a commitment fee of 0.50% per annum related to unutilized commitments. The Company must also pay customary administrative agency fees and customary letter of credit fees equal to the applicable margin on LIBOR loans. The total amount of commitment, administrative agency and letter of credit fees incurred under the ABL Revolver during 2011 and 2012 amounted to $0.8 million and $0.9 million, respectively, and are included within “Interest expense, net” in the accompanying consolidated statements of operations for years ended December 31, 2011 and 2012.
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
In connection with the Refinancing, the Company’s interest rate swap agreement was amended as to the counter-party and the fixed rate of interest we paid under the contract increased to 4.981%. All other terms of the contract remained consistent. The swap contract expired on November 27, 2010.
At December 31, 2012, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $25.0 million, after giving effect to outstanding letters of credit totaling $12.9 million and the amount of the ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.
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

Annual minimum principal payments on the Company’s long-term debt are as follows (in thousands):

Year ending December 31,	Amount
2013	$7
2014	7
2015-2016	3
2017	715,000
Total	$715,017
Interest expense, net, as reported in the statements of operations for the years ended December 31, 2010, 2011 and 2012 has been offset by interest income of $6,840, $46,373 and $68,509, respectively.

5.    Discontinued Operations and Divestitures

The Company sold certain of its businesses during the year ended December 31, 2012. The operations of these businesses were accounted for as discontinued and, accordingly, the Company has presented their results of operations and related cash flows as discontinued operations for all periods presented. One of the sale transactions was consummated on December 31, 2012 and, accordingly, has been accounted for as sold as of and for the year ended December 31, 2012. However, the cash proceeds resulting from the sale, which totaled $8.3 million, were not paid at closing and, accordingly, have been recorded within Prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2012. The Company received approximately $7.4 million on January 2, 2013 with the remainder held in escrow based on agreement between the Company and the buyer.

The Company recorded the following amounts within net income (loss) from discontinued operations, net of tax:

	Year ended December 31,
	2010	2011	2012
Gain (loss) on disposition of discontinued operations, net of tax	$—	$—	$(5,194)
Income from discontinued operations prior to disposition	2,298	920	1,593
Net income (loss) from discontinued operations, net of tax	$2,298	$920	$(3,601)

In connection with the sale of these businesses during the year ended December 31, 2012, the Company allocated $10.4 million of goodwill to these businesses, using the relative fair value method, which was included in the determination of Gain (loss) on disposition of discontinued operations, net of tax.

Summary results of the discontinued operations were as follows:

	Year ended December 31,
	2010	2011	2012
Sales	$29,169	$26,420	$15,858
Costs and expenses	25,634	25,002	14,266
Operating income from discontinued operations	3,535	1,418	1,592
Other expenses (income), net	—	2	(1)
Income from discontinued operations before income taxes	3,535	1,416	1,593
Provision for income taxes	1,237	496	—
Income from discontinued operations, net of tax	$2,298	$920	$1,593

The assets and liabilities of businesses reported as discontinued operations have been presented separately, and are reflected as assets and liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2011 as follows:

December 31, 2011
Assets held for sale, current portion:
Inventories	$3,809
Prepaid expenses and other current assets	65
Assets held for sale, current portion	3,874

Long-term assets held for sale:
Property, plant and equipment, net	5,839
Goodwill	10,411
Long-term assets held for sale	16,250

Liabilities held for sale, current portion:
Accounts payable and accrued expenses	1,908
Liabilities held for sale, current portion	$1,908

At completion of the disposition of the businesses designated as discontinued operations, certain assets and liabilities were included or excluded in the final disposition of the businesses and the respective amounts, as of December 31, 2011 are not included above; specifically accounts receivable of $1.0 million was included in the final disposition of the businesses and $1.2 million of liabilities were not included in the final disposition of the businesses.

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
In connection with their employment, certain executives of the Company were required to make an investment in Accellent Holdings Corp. During the years ended December 31, 2010 and 2011 these investments totaled $0.6 million and $0.1 million, respectively. No such investments were made during the year ended December 31, 2012.

7.    Restructuring expenses

The following table summarizes the amounts recorded related to restructuring activities, which are included in “Accrued expenses” and “Restructuring expenses” in the accompanying consolidated balance sheets and statements of operations (in thousands):

	Employee Costs	Other Exit Costs	Total
Balance, January 1, 2010	$1,525	$72	$1,597
Adjustment to accrued restructuring expenses	(45)	(72)	(117)
Less: cash payments	(1,480)	—	(1,480)
Balance, December 31, 2010	—	—	—
Restructuring expenses incurred	340	8	348
Less: cash payments	—	(8)	(8)
Balance, December 31, 2011	340	—	340
Restructuring expenses incurred	1,886	980	2,866
Less: cash payments	(897)	(190)	(1,087)
Balance, December 31, 2012	$1,329	$790	$2,119
Q2 2012 Facility Closure

In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado. The Company completed the facility closure in the first quarter of 2013 upon completion of the transfer of the facility's business to other of the Company's facilities. In connection with the closure, the Company provided certain one-time termination benefits to affected employees. These one-time termination benefits were recorded over each employee's remaining service period as employees were required to stay through their termination date to receive the benefits. During the year ended December 31,
2012, the Company recorded $1.5 million of restructuring costs related to the facility's closure, which consisted primarily of costs related to one-time termination benefits, and are recorded within “Restructuring expenses” in the accompanying consolidated statement of operations.
Q4 2011 Facility Closure

In December 2011, the Company's Board of Directors approved a plan of closure with respect to the Company's manufacturing facility in Manchester, England. In April of 2012 the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee's remaining service period as they were required to stay through their termination date to receive the benefits. During the year ended December 31, 2012, the Company recorded $1.4 million of restructuring costs including $1.0 million related to lease termination costs and $0.4 million related to one-time termination benefits that are recorded within “Restructuring expenses” in the accompanying consolidated statement of operations.

8.    Stock award plans

The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. The 2005 Equity Plan requires exercise of stock options within 10 years of grant. Vesting is determined in the applicable stock option agreement and occurs either in equal installments over 5 years from the date of grant (“Time-Based”), or upon achievement of certain performance targets, over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance Based shares are achieved upon the attainment of a specified level of targeted adjusted earnings performance “Adjusted EBITDA”, measured each calendar year. The vesting requirements for Performance Based shares permit a catch-up of vesting should the target not be achieved in the specified calendar year but is achieved in a subsequent calendar year within the five-year vesting period. At December 31, 2012, the total number of shares authorized under the plan is 14,374,633. At December 31, 2012, 2,798,487 shares were available to grant under the 2005 Equity Plan. Awards are issued by Accellent Holdings Corp. and upon exercise are satisfied from shares authorized for issuance and not from treasury shares.

The Black-Scholes option pricing model is used to estimate fair value of Roll-Over options, Time-Based and Performance-Based options (as detailed below) and incorporates assumptions regarding stock price volatility, the expected life of the option, a risk- free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp. common stock. The volatility of Accellent Holdings Corp’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp common stock. The risk free rate is based on US Treasury rate for notes with terms best matching of the option’s expected term. The dividend yield assumption of 0.0% is based on the Company’s history and its expectation of not paying dividends on common shares. The fair value of Accellent Holdings Corp. common stock has been determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach based on a variety of factors, including the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies, the illiquid nature of the common stock, and arm’s length sales of Accellent Holdings Corp. common stock. The fair value of Accellent Holdings Corp. common stock was $3.00 per share at December 31, 2010 and $2.50 per share at December 31, 2011 and 2012.

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
The table below summarizes the activity relating to the Roll-Over options during the years ended December 31, 2011, and 2012:

	2011		2012
	Liability (in thousands)	Roll-Over Options Outstanding	Liability (in thousands)	Roll-Over Options Outstanding
Balance at January 1	$448	250,049	$355	201,817
Options exercised	(23)	(12,995)	(177)	(100,908)
Options forfeited	(62)	(35,237)	(35)	(20,182)
Change in fair value	(8)	—	(2)	—
Balance at December 31	$355	201,817	$141	80,727
The Roll-Over options permit net settlement by the holder of the option and therefore no cash is required to be received by the Company upon exercise.
As of December 31, 2011 and 2012, the Roll-Over options have a weighted average fair value of $1.76 and $1.75, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	2011	2012
Expected term to exercise (in years)	1.7	1.0
Expected volatility	32.86%	26.26%
Risk-free rate	0.31%	0.25%
Dividend yield	—%	—%
As of December 31, 2012, the weighted average remaining contractual life of the Roll-Over options is approximately 1.5 years. The aggregate intrinsic value of the Roll-Over options was $0.1 million as of December 31, 2012.

Restricted Stock
During the years ended December 31, 2010 and 2011 the Company did not grant any shares of restricted stock. During the year ended December 31, 2012 the Company granted 837,500 shares of restricted stock with a grant date fair value of $2.50 per share. Total non-cash compensation expense related to restricted stock awards during the years ended December 31, 2010, 2011 and 2012 was approximately $0.1 million, $0.1 million and $0.2 million, respectively. The expense associated with restricted stock grants is amortized over the holder’s requisite service period, generally from one to five years. Activity of unvested restricted stock for the year ended December 31, 2012, was as follows:

Year Ended December 31, 2012
Balance, January 1	—
Restricted stock granted	837,500
Restricted stock forfeited	(37,500)
Balance, December 31	800,000
At December 31, 2012, there are 800,000 shares of restricted stock expected to vest and $1.9 million of stock-based compensation expense yet to recognize related to restricted stock. Shares of restricted stock granted in 2012 have a five year vesting period.
Time-based and performance-based stock options
Stock option activity for the 2005 Equity Plan during the year ended December 31, 2012 is as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2012	8,653,895	$3.17
Granted	2,795,000	2.50
Forfeited	905,416	3.16
Outstanding at December 31, 2012	10,543,479	$2.98
Vested or expected to vest at December 31, 2012	6,163,441	$3.04
Exercisable at December 31, 2012	2,516,523	$3.24
Time-based and performance-based options granted during the years ended December 31, 2010, 2011 and 2012 have a weighted average grant date fair value per option of $1.15, $0.98 and $0.79, respectively, based on the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Expected term to exercise (in years)	6.5	6.5	6.5
Expected volatility	33.60%	28.30%	28.98%
Risk-free rate	2.27%	1.95%	1.14%
Dividend yield	—%	—%	—%
The Company records stock-based compensation expense using the graded attribution method, which results in higher compensation expense in the earlier periods than recognition on a straight-line method. For performance-based options, compensation expense is recorded when the achievement of performance targets is considered probable.
As of December 31, 2012, the weighted average remaining contractual life of options granted under the 2005 Equity Plan was 7.35 years. Options outstanding under the 2005 Equity Plan had no intrinsic value as of December 31, 2012.

As of December 31, 2012, the Company had approximately $2.9 million of unearned stock-based compensation expense that will be recognized over approximately 3.4 years based on the remaining weighted average vesting period of all time-based awards and $5.2 million of unearned stock-based compensation expense that may be recognized over approximately 3.4 years based on the weighted average vesting period of all Performance-Based awards.

Stock-based compensation expense
The Company’s stock-based compensation expense (benefit) for the years ended December 31, 2010, 2011 and 2012 was as follows:

	(in thousands)
	2010	2011	2012
Roll-over option award mark to market adjustment	$(4)	$(8)	$(2)
Restricted stock awards	104	66	150
Performance based option awards	—	—	—
Time based option awards	595	963	561
	$695	$1,021	$709
During the year ended December 31, 2012, the Company did not achieve the performance targets required for performance-based share awards to vest, therefore no performance-based stock compensation expense has been recorded.
Stock-based compensation expense was recorded in the consolidated statements of operations as follows:

	(in thousands)
	2010	2011	2012
Cost of sales	$110	$128	$158
Selling, general and administrative	585	893	551
	$695	$1,021	$709
Director’s Deferred Compensation Plan
Accellent Holdings Corp. maintains a Directors’ Deferred Compensation Plan (the “Directors’ Plan”) for all non-employee directors of Accellent Holdings Corp. The Plan allows each non-employee director to elect to defer receipt of all or a portion of their annual directors’ fees to a future date or dates. Any amounts deferred under the Directors’ Plan are credited to a phantom stock account. The number of phantom shares of common stock of Accellent Holdings Corp. credited to each director’s phantom stock account is determined based on the amount of the compensation deferred during any given year, divided by the then fair market value per share of Accellent Holdings Corp.’s common stock. If there has been no public offering of Accellent Holdings Corp.’s common stock, the fair market value per share of the common stock will be determined in the good faith discretion of the Accellent Holdings Corp. Board of Directors, or $2.50 at December 31, 2012. During the years ended December 31, 2010, 2011 and 2012, the Company recorded compensation expense related to the Directors’ Plan of $90,000, $90,000 and $90,000, respectively.

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
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the consolidated balance sheet, with a corresponding adjustment to other comprehensive (loss) income as of the end of each fiscal year. The measurement date used in determining the projected benefit obligation is December 31, consistent with the plan sponsor’s fiscal year end. As of December 31, 2011 and 2012 the Accumulated Benefit Obligation of the Company’s defined benefit pension plans totaled $4.5 million and $4.5 million, respectively.
The change in the projected benefit obligation is as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Benefit obligation at beginning of period	$3,394	$3,653	$4,011
Service cost	42	53	51
Interest cost	184	194	188
Actuarial loss	303	294	864
Currency translation adjustment	(157)	(63)	71
Benefits paid	(113)	(120)	(132)
Benefit obligation at end of period	$3,653	$4,011	$5,053
The change in Domestic Plan assets were as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Fair value of plan assets at beginning of year	$902	$953	$883
Actual return (loss) on plan assets	114	(11)	123
Employer contributions	—	—	114
Benefits paid	(63)	(59)	(57)
Fair value of plan assets at end of period	$953	$883	$1,063
A reconciliation of the accrued benefit cost for both the Domestic and Foreign Plans recognized in the financial statements is as follows (in thousands):

	December 31,
	2011	2012
Funded status	$(3,128)	$(3,991)
Unrecognized net actuarial (loss) gain	318	1,159
Accrued benefit obligation	(2,810)	(2,832)
Presented as current liabilities	(67)	(75)
Presented as other long-term liabilities	(3,061)	(3,916)
Accumulated other comprehensive (loss) income	318	1,159
Total	$(2,810)	$(2,832)
The following changes in projected benefit obligations were recognized in other comprehensive income for the years ended December 31, 2010, 2011 and 2012:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Net actuarial pension (loss) gain	$(1,183)	$438	$(935)
Amortization of net actuarial pension loss	11	242	93
Total recognized in other comprehensive loss (income)	$(1,172)	$680	$(842)
Total recognized in net periodic benefit cost and other comprehensive loss	$(1,036)	$866	$1,050
As of December 31, 2012, there was approximately $1.2 million of accumulated unrecognized net actuarial loss that has yet to be recognized as a component of net periodic benefit cost in the future periods. Of this amount the Company expects to recognize approximately $33,000 in earnings as a component of net periodic benefit cost during the fiscal year ending December 31, 2013. The Company does not expect to be required to make any contributions to the Company’s funded plans in 2013.

Components of net periodic benefit cost for both the Domestic and Foreign Plan were as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Service cost	$42	$53	$51
Interest cost	184	194	188
Expected return of plan assets	(61)	(64)	(63)
Recognized net actuarial gain (loss)	(29)	3	32
Total net periodic benefit cost	$136	$186	$208
Assumptions for benefit obligations at December 31 were as follows:

	2011	2012
Discount rate	4.77%	4.69%
Rate of compensation increase	1.80%	1.99%
Assumptions for net periodic benefit costs were as follows:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Discount rate	5.24%	4.77%	4.69%
Expected long term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	1.92%	1.80%	1.99%
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

Fiscal year	Amount (in thousands)
2013	$133
2014	136
2015	141
2016	150
2017	168
Thereafter	949

The fair values of the Company’s Domestic Plan’s assets at December 31, 2011 and 2012 by asset class, classified according to the fair value hierarchy described in Note 1, are as follows:

		Fair value Measurements at December 31, 2011:
	Total Carrying Value at December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$395	$395	$—	$—
U.S. mid- cap and small- cap funds	137	137	—	—
International value funds	70	70	—	—
Fixed income securities	258	258	—	—
Short- term fixed income securities	23	23	—	—
	$883	$883	$—	$—

		Fair value Measurements at December 31, 2012:
	Total Carrying Value at December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large- cap fund	$441	$441	$—	$—
U.S. mid- cap and small- cap funds	161	161	—	—
International value funds	79	79	—	—
Fixed income securities	260	260	—
Short- term fixed income securities	122	122	—	—
	$1,063	$1,063	$—	$—

As of December 31 the Domestic Plan’s target asset allocation was as follows:

Asset Class	2011 Target Allocation %	2012 Target Allocation %
Domestic equity	69.0%	69.0%
Fixed income	31.0%	31.0%
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

401(k) and Other Plans
The Company has a 401(k) plan available for most employees. An employee may contribute up to 50% of gross salary to the 401(k) plan, subject to certain maximum compensation and contribution limits as adjusted from time to time by the Internal Revenue Service. The Company’s Board of Directors determines annually the amount of contribution, if any, the Company shall make to the 401(k) plan. The employees’ contributions vest immediately, while the Company’s contributions vest over a five-year period. The Company matches 50% of the employee’s contributions up to a maximum of 6% of the employee’s gross salary. The Company’s matching contributions totaled approximately $2.1 million, $2.2 million and $2.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.
The Company also maintains a Supplemental Executive Retirement Pension Program (“SERP”) that covers one of its employees. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $97,048, $455,081 and $75,699 for the years ended December 31, 2010, 2011 and 2012 respectively. The liability for the plan was $0.9 million and $1.0 million as of December 31, 2011 and 2012, respectively, and was included within other long-term liabilities on the Company’s consolidated balance sheets.

10.    Income taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Current
Federal	$—	$—	$—
State	(255)	260	90
Foreign	1,533	2,568	1,071
Deferred
Federal	1,353	2,094	1,689
State	649	312	(1,083)
Foreign	(152)	(101)	17
Total provision	$3,128	$5,133	$1,784
Income before income taxes included income from foreign operations of $8.7 million, $10.7 million, and $6.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Major differences between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Expected tax (benefit) expense at statutory rate	$(7,053)	$(2,860)	$(7,205)
Change in valuation allowance on deferred tax assets	8,184	9,254	7,243
State taxes, net of federal benefit	203	(793)	(489)
Foreign rate differential	(1,314)	(744)	(784)
Repatriation of earnings	1,783	1,621	2,902
Changes in reserves for uncertain tax positions	(567)	25	(54)
Stock options	(188)	(3)	(54)
Return to provision and other adjustments	2,080	(1,367)	225
Tax provision	$3,128	$5,133	$1,784

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2012 (in thousands):

	December 31,
	2011	2012
Deferred tax assets
Operating loss and tax credit carryforwards	$119,006	$124,037
Environmental liabilities	650	580
Accrued compensation	4,788	3,933
Inventory and accounts receivable	3,422	2,956
Other	6,572	6,445
Total deferred tax asset	134,438	137,951
Deferred tax liabilities:
Depreciation	(6,797)	(6,673)
Intangibles	(73,754)	(70,284)
Total deferred tax liabilities	(80,551)	(76,957)
Valuation allowance	(83,774)	(90,514)
Total net deferred tax liability	$(29,887)	$(29,520)
The Company’s deferred income tax expense results primarily from the different book and tax treatment for a portion of the Company’s goodwill and the Company’s trade name intangible asset, “the amortizing tax intangibles”. For tax purposes, the amortizing tax intangibles acquired in taxable asset transactions are subject to annual amortization, which reduces their tax basis. Such assets are not amortized for financial reporting purposes, which gives rise to a different book and tax basis. The lower taxable basis of the amortizing tax intangibles would result in higher taxable income upon any future disposition of the underlying business. Deferred taxes are recorded to reflect the future incremental taxes from the basis differences that would be incurred upon a future sale. This amount is included as a deferred tax liability in the table above within “Intangibles” and totals $29.4 million and $29.9 million at December 31, 2011 and December 31, 2012, respectively.
At December 31, 2012, the Company has federal net operating loss (“NOL”) carryforwards of approximately $308.4 million expiring at various dates through 2029. Approximately $216.6 million of these carryforwards were acquired in the Acquisition. If not utilized, these carryforwards will begin to expire in 2018. Such losses are also subject to limitations of Internal Revenue Code, Section 382, which in general provides that utilization of NOL’s is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Such an ownership change occurred upon the consummation of the Acquisition. Certain acquired losses are subject to preexisting Section 382 limitations, which predate the Acquisition. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards, as well as research and development credits that can be utilized to offset future taxable income.
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

The Company assessed the positive and negative evidence bearing upon the realizability of its deferred tax assets at December 31, 2011 and 2012. Based on an assessment of this evidence, the Company determined, at the end of each of these periods that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company provided for valuation allowances on substantially all of the its net deferred tax assets, after considerations for deferred tax liabilities for indefinite lived intangibles and goodwill, which will not be a future source of income.
The Company’s valuation allowance increased $8.2 million, $9.3 million and $7.2 million during the years ended December 31, 2010, 2011 and 2012, respectively, principally due to the Company’s net losses in each of these years.

As of December 31, 2011 and 2012, the Company has not accrued deferred income taxes on $8.9 million and $8.1 million, respectively, of unremitted earnings from foreign subsidiaries as such earnings are expected to be permanently reinvested outside of the U.S. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $2.8 million would be recorded.
The change in unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands):

	2010	2011	2012
Balance at January 1	$8,133	$7,400	$7,591
Gross increases for tax positions taken in prior periods	—	233	46
Gross decreases for tax positions taken in prior periods	(116)	—	—
Gross increases for tax positions taken in current period	—	—	—
Lapse of statute of limitations	(617)	(42)	(101)
Balance at December 31	$7,400	$7,591	$7,536
Substantially all of the $7.5 million of uncertain tax benefits at December 31, 2012 would impact the effective tax rate if recognized in a future period.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its provision for income tax expense. During the years ended December 31, 2010, 2011 and 2012, the Company recorded income tax expense (benefit) of approximately $30,000 and $(13,000), $(1,200) and $(2,000), and $0 and $0 for interest and penalties, respectively. The Company maintains balances for accrued interest and accrued penalties of $460,000 and $107,000, and $478,000 and $99,000, relating to unrecognized tax benefits as of December 31, 2011 and 2012, respectively.
The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. With exception to one state jurisdiction, the Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. The tax years ended December 31, 2006 through 2012, inclusive, remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if such net operating loss carryforwards are utilized, notwithstanding that the statute for assessment may have closed.

11.    Related-party transactions

The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR will provide certain structuring, consulting and management advisory services. During the years ended December 31, 2010, 2011 and 2012, the Company incurred management fees and expenses with KKR of $1.2 million, $1.3 million and $1.4 million, respectively. As of December 31, 2011 and 2012, the Company owed KKR $1.2 million and $0.4 million for unpaid management fees which are included in accrued expenses in the accompanying consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. For the year ended December 31, 2011 the Company incurred $0.1 million of integration consulting fees for the services of KKR-Capstone, respectively. There were no such fees incurred during 2012. At December 31, 2011 and 2012, the Company owed Capstone $0.3 million, which is payable in common stock of AHC.
In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $14.7 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s 2017 Subordinated Notes at December 31, 2012, respectively (refer to Note 4). Entities affiliated with KKR-AM, an affiliate of KKR, owned approximately $31.3 million principal amount of the Company's Senior Secured Notes and approximately $27.9 million principal amount of the Company's 2017 Subordinated Notes at December 31, 2011.
The Company sells products to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Net revenues from sales to Biomet, Inc. during the years ended December 31, 2010, 2011 and 2012 totaled $0.7 million, $0.2 million, and $0.2 million, respectively. At December 31, 2011 and 2012, accounts receivable due from Biomet aggregated $0.1 million and $0.1 million, respectively.

In October 2009, the Company began utilizing the services of SunGard Data Systems, Inc (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company entered into an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.6 million and $0.7 million in fees in connection with this agreement for the years ended December 31, 2011 and 2012, respectively. At December 31, 2012 the amount due to SunGard totaled $0.1 million. No amount was due at December 31, 2011.

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
The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2011 and 2012:

		Fair Value Measurements determined using
	Total Carrying Value at December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Investment in available for sale security	$1,155	$1,155	$—	$—
Liability for Roll-Over options	355	—	—	355
December 31, 2012:
Investment in available for sale security	$210	$210	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141
 ____________________

For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•
Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2011 and 2012 based on the short-term nature of these items.

•
Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes due 2017 have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At December 31, 2012, the fair value of the Senior Secured Notes–2017, which is level 2 in the fair value hierarchy, was approximately 105.5% or $422.0 million, based on quoted market prices, compared to their carrying value of $400.0 million.

•
Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At December 31, 2012 the fair value of the Senior Subordinated Notes due 2017, which is Level 2 in the fair value hierarchy, was 80.6%, or $254.0 million, based on quoted market prices, compared to their carrying value of $315.0 million.

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
At December 31, 2011 and 2012, the Company maintained reserves for environmental liabilities of approximately $1.8 million and $1.6 million, respectively of which the Company expects to pay $0.1 million during 2013.
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

14.    Geographic information

For each of the years ended December 31, 2010, 2011 and 2012, approximately 95% of the Company’s sales were derived from medical device customers.

The following table presents net sales by country or geographic region based on the location of the customer and in order of significance for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012
Net sales:
United States of America	$402,706	$407,598	$390,516
Ireland	31,486	37,221	35,561
Germany	14,997	25,318	30,341
United Kingdom	2,565	2,719	3,581
Sweden	5,185	5,692	5,334
France	3,830	4,038	3,555
Netherlands	1,386	1,811	1,860
Other Western Europe	5,967	6,032	7,755
Asia Pacific	3,757	3,259	3,575
Central and South America	4,226	8,816	13,813
Eastern Europe	821	661	986
Other	859	2,197	1,750
Total	$477,785	$505,362	$498,627

Property, plant and equipment, based on the location of the assets, were as follows (in thousands):

	December 31,
	2011	2012
Property, plant and equipment, net:
United States	$104,142	$90,473
United Kingdom	270	—
Germany	5,310	8,008
Ireland	3,737	3,352
Mexico	664	803
Asia	7,030	13,233
Total	$121,153	$115,869

15.    Commitments and contingencies

The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2018, which are accounted for as operating leases.
Aggregate rental expense for the years ended December 31, 2010, 2011 and 2012 was $7.0 million, $7.1 million and $7.3 million, respectively. Future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2013	$5,805
2014	4,609
2015	3,721
2016	2,924
2017	2,001
Thereafter	652
Total	$19,712
The Company is involved in various legal proceedings in the ordinary course of business, including the environmental matters described in Note 13. In the opinion of management, the outcome of such proceedings will not have a material effect on the Company’s financial position or results of operations or cash flows.
The Company has various purchase commitments totaling approximately $40.1 million at December 31, 2012 for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

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
The following tables present the supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2011 and December 31, 2012, and the supplemental condensed consolidating operational and cash flow information for each of the years ended December 31, 2010, 2011 and 2012.

Condensed Consolidating Balance Sheet Information
December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,627	$6,231	$—	$38,858
Receivables, net	—	52,073	3,014	(324)	54,763
Inventories	—	58,719	3,434	—	62,153
Assets held for sale, current portion	—	3,874	—	—	3,874
Prepaid expenses and other	879	3,320	217	—	4,416
Total current assets	879	150,613	12,896	(324)	164,064
Property, plant and equipment, net	—	104,412	16,741	—	121,153
Long-term assets held for sale	10,411	5,839	—	—	16,250
Intercompany receivables, net	—	300,148	21,728	(321,876)	—
Investment in subsidiaries	493,405	42,612	—	(536,017)	—
Goodwill	619,443	—	—	—	619,443
Intangibles, net	149,687	—	—	—	149,687
Deferred financing costs and other assets	16,310	155	352	8	16,825
Total assets	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422
Current portion of long-term debt	$—	$22	$—	$—	$22
Accounts payable	15	19,691	1,764	(435)	21,035
Accrued liabilities	19,517	21,556	4,932	119	46,124
Liabilities held for sale	—	1,908	—	—	1,908
Total current liabilities	19,532	43,177	6,696	(316)	69,089
Note payable and long-term debt	1,003,063	31,780	—	(321,876)	712,967
Other long-term liabilities	1,321	34,736	2,409	—	38,466
Total liabilities	1,023,916	109,693	9,105	(322,192)	820,522
Equity	266,219	494,086	42,612	(536,017)	266,900
Total liabilities and equity	$1,290,135	$603,779	$51,717	$(858,209)	$1,087,422

Condensed Consolidating Balance Sheet Information
December 31, 2012 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$53,812	$6,090	$—	$59,902
Receivables, net	—	46,992	2,929	(518)	49,403
Inventories	—	52,807	4,262	—	57,069
Prepaid expenses and other	215	10,399	359	—	10,973
Total current assets	215	164,010	13,640	(518)	177,347
Property, plant and equipment, net	—	90,473	25,396	—	115,869
Intercompany receivable, net	—	365,713	—	(365,713)	—
Investment in subsidiaries	554,794	9,143	—	(563,937)	—
Goodwill	619,443	—	—	—	619,443
Intangibles, net	134,747	—	—	—	134,747
Deferred financing costs and other assets	13,269	(8)	505		13,766
Total assets	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172
Current portion of long-term debt	$—	$11	$—	$—	$11
Accounts payable	1	18,613	1,948	(518)	20,044
Accrued liabilities	19,317	20,267	3,927	—	43,511
Total current liabilities	19,318	38,891	5,875	(518)	63,566
Note payable and long-term debt	1,057,832	—	21,175	(365,713)	713,294
Other long-term liabilities	911	35,646	3,348	—	39,905
Total liabilities	1,078,061	74,537	30,398	(366,231)	816,765
Equity	244,407	554,794	9,143	(563,937)	244,407
Total liabilities and equity	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172

Condensed Consolidating Operations Information
Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$452,604	$26,401	$(1,220)	$477,785
Cost of sales	—	328,161	17,057	(1,220)	343,998
Selling, general and administrative expenses	90	48,654	2,869	—	51,613
Research and development expenses	—	1,786	607	—	2,393
Restructuring charges	—	(110)	—	—	(110)
Amortization of intangibles assets	14,939	—	—	—	14,939
Loss on disposal of property and equipment	—	12	3	—	15
(Loss) income from continuing operations	(15,029)	74,101	5,865	—	64,937
Interest expense, net	(73,838)	(103)	2	—	(73,939)
Loss on debt extinguishment	(20,882)	—	—		(20,882)
Other expense, net	4,511	(456)	2,156	—	6,211
Equity in earnings of affiliates	80,735	6,896	—	(87,631)	—
(Loss) income from continuing operations before income taxes	(24,503)	80,438	8,023	(87,631)	(23,673)
Provision for income taxes	—	(2,001)	(1,127)	—	(3,128)
Net (loss) income from continuing operations	(24,503)	78,437	6,896	(87,631)	(26,801)
Net (loss) income from discontinued operations, net of tax	—	2,298	—	$—	2,298
Net (loss) income	$(24,503)	$80,735	$6,896	$(87,631)	$(24,503)

Condensed Consolidating Operations Information
Year ended December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$467,895	$39,040	$(1,573)	$505,362
Cost of sales	—	352,420	25,279	(1,573)	376,126
Selling, general and administrative expenses	91	50,331	3,566	—	53,988
Research and development expenses	—	1,601	921	—	2,522
Restructuring charges	—	348	—	—	348
Amortization of intangibles assets	14,939	—	—	—	14,939
(Gain) loss on disposal of property and equipment	(750)	64	—	—	(686)
(Loss) income from operations	(14,280)	63,131	9,274	—	58,125
Interest expense, net	(68,780)	(175)	74	—	(68,881)
Other expense (income), net	—	(754)	784	—	30
Equity in earnings of affiliates	68,121	8,048	—	(76,169)	—
(Loss) income from continuing operations before income taxes	(14,939)	70,250	10,132	(76,169)	(10,726)
Provision for income taxes	—	(3,049)	(2,084)	—	(5,133)
Net (loss) income from continuing operations, net of tax	(14,939)	67,201	8,048	(76,169)	(15,859)
Net income (loss) from discontinued operations, net of tax	—	920	—	—	920
Net (loss) income	$(14,939)	$68,121	$8,048	$(76,169)	$(14,939)

Condensed Consolidating Operations Information
Year ended December 31, 2012 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$459,045	$41,796	$(2,214)	$498,627
Cost of sales	—	348,503	29,686	(2,214)	375,975
Selling, general and administrative expenses	93	49,055	3,254	—	52,402
Research and development expenses	—	938	757	—	1,695
Restructuring charges	—	2,866	—	—	2,866
Amortization of intangibles assets	14,939	—	—	—	14,939
(Gain) loss on disposal of property and equipment	—	(272)	11	—	(261)
(Loss) income from operations	(15,032)	57,955	8,088	—	51,011
Interest (expense), net	(69,069)	(93)	66	—	(69,096)
Other income (expense), net	680	(145)	565	—	1,100
Equity in earnings of affiliates	61,051	7,263	—	(68,314)	—
(Loss) income from continuing operations before income taxes	(22,370)	64,980	8,719	(68,314)	(16,985)
Provision for income taxes	—	(328)	(1,456)	—	(1,784)
Net (loss) income from continuing operations, net of tax	(22,370)	64,652	7,263	(68,314)	(18,769)
Net income (loss) from discontinued operations, net of tax	—	(3,601)	—	—	(3,601)
Net (loss) income	$(22,370)	$61,051	$7,263	$(68,314)	$(22,370)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December, 31 2012 (in $000's):
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(22,370)	$61,051	$7,263	$(68,314)	$(22,370)
Other comprehensive income (loss)
Unrealized gain on available for sale security	(265)				(265)
Realized gain on available for sale security	(680)				(680)
Over/(under) funded pension liability	(842)	(52)	(790)	842	(842)
Cumulative translation adjustment	499	216	283	(499)	499
Comprehensive income (loss)	$(23,658)	$61,215	$6,756	$(67,971)	$(23,658)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December, 31 2011 (in $000's):
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(14,939)	$68,121	$8,048	$(76,169)	$(14,939)
Other comprehensive income (loss)
Unrealized gain on available for sale security	1,155				1,155
Over/(under) funded pension liability	680	680		(680)	680
Cumulative translation adjustment	(1,649)	(26)	(1,633)	1,649	(1,659)
Comprehensive income (loss)	$(14,753)	$68,775	$6,415	$(75,200)	$(14,763)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December, 31 2010 (in $000's):
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(24,503)	$80,735	$6,896	$(87,631)	$(24,503)
Other comprehensive income (loss)
Over/(under) funded pension liability	(1,172)	(733)	(439)	1,172	(1,172)
Cumulative translation adjustment	(2,255)	(149)	(2,106)	2,255	(2,255)
Comprehensive income (loss)	$(27,930)	$79,853	$4,351	$(84,204)	$(27,930)

Condensed Consolidating Cash Flow Information
Year ended December 31, 2010 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(53,474)	$76,329	$7,959	$—	$30,814
Net cash (used in) provided by operating activities of discontinued operations	—	3,761	—	—	3,761
Net cash (used in) provided by operating activities	(53,474)	80,090	7,959	—	34,575
Cash flows from investing activities:
Capital expenditures	—	(20,053)	(5,685)	—	(25,738)
Proceeds from sale of equipment	—	55	11	—	66
Net cash used in investing activities of continuing operations	—	(19,998)	(5,674)	—	(25,672)
Net cash used in investing activities of discontinued operations	—	(206)	—	—	(206)
Net cash used in investing activities	—	(20,204)	(5,674)	—	(25,878)
Cash flows from financing activities:
Borrowings	712,396	—	—	—	712,396
Repayments	(695,243)	23	—	—	(695,220)
Repurchase of parent company stock	(66)	—	—	—	(66)
Deferred financing fees	(19,337)	—	—	—	(19,337)
Proceeds from sale of stock	600	—	—	—	600
Intercompany receipts (advances)	55,018	(53,248)	(1,770)	—	—
Proceeds from exercise of stock	106	—	—	—	106
Cash flows provided by (used for) financing activities	53,474	(53,225)	(1,770)	—	(1,521)
Effect of exchange rate changes in cash	—	(11)	(163)	—	(174)
Net increase in cash and cash equivalents	—	6,650	352	—	7,002
Cash, beginning of year	—	31,739	2,046	—	33,785
Cash, end of year	$—	$38,389	$2,398	$—	$40,787

Condensed Consolidating Cash Flow Information
Year ended December 31, 2011 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(65,678)	$79,933	$10,888	$—	$25,143
Net cash (used in) provided by operating activities of discontinued operations	—	3,872	—	—	3,872
Net cash (used in) provided by operating activities	(65,678)	$83,805	$10,888	$—	$29,015
Cash flows from investing activities:
Capital expenditures	—	(24,063)	(6,510)	—	(30,573)
Proceeds form sale of equipment	—	931	—	—	931
Net cash used in investing activities of continuing operations	—	(23,132)	(6,510)	—	(29,642)
Net cash used in investing activities of discontinued operations	—	(198)	—	—	(198)
Net cash used in investing activities	—	(23,330)	(6,510)	—	(29,840)
Cash flows from financing activities:
Repayments of long-term debt	—	(18)	—	—	(18)
Proceeds from sale of parent company stock	50	—	—	—	50
Proceeds from exercise of options in parent company stock	19	—	—	—	19
Repurchase of parent company stock	(28)	—	—	—	(28)
Payments of debt issuance costs	(794)	—	—	—	(794)
Intercompany receipts (advances)	66,431	(66,206)	(225)	—	—
Cash flows provided by (used for) financing activities	65,678	(66,224)	(225)	—	(771)
Effect of exchange rate changes in cash	—	(13)	(320)	—	(333)
Net increase (decrease) in cash and cash equivalents	—	(5,762)	3,833	—	(1,929)
Cash, beginning of year	—	38,389	2,398	—	40,787
Cash, end of year	$—	$32,627	$6,231	$—	$38,858

Condensed Consolidating Cash Flow Information
Year ended December 31, 2012 (in $000’s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(65,529)	$87,709	$4,575	$—	$26,755
Net cash (used in) provided by operating activities of discontinued operations	—	3,828	—	—	3,828
Net cash (used in) provided by operating activities	(65,529)	91,537	4,575	—	30,583
Cash flows from investing activities:
Capital expenditures	—	(7,424)	(10,557)	—	(17,981)
Proceeds from sale of property and equipment	680	310	—	—	990
Net cash used in investing activities of continuing operations	680	(7,114)	(10,557)	—	(16,991)
Net cash used in investing activities of discontinued operations	—	7,291	—	—	7,291
Net cash used in investing activities	680	177	(10,557)	—	(9,700)
Cash flows from financing activities:
Repayments	—	(20)	(2)	—	(22)
Repurchase of parent company stock	(43)	—	—	—	(43)
Intercompany receipts (advances)	64,892	(70,610)	5,718	—	—
Cash flows provided by (used for) financing activities	64,849	(70,630)	5,716	—	(65)
Effect of exchange rate changes in cash	—	101	125	—	226
Net increase (decrease) in cash	—	21,185	(141)	—	21,044
Cash, beginning of year	—	32,627	6,231	—	38,858
Cash, end of year	$—	$53,812	$6,090	$—	$59,902

17.    Subsequent Events

The Company has evaluated the period from December 31, 2012, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

ACCELLENT INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2011 and 2012
(in thousands)

Amounts in Thousands	Balance at Beginning of Year	Additions Charged/ Adjustments credited to Expense	Other	Amounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$1,110	$(213)	$—	$(307)	$590
Year ended December 31, 2011	$590	$510	$—	$(384)	$716
Year ended December 31, 2012	$716	$328	$—	$(288)	$756

Amounts in Thousands	Balance at Beginning of Year	Additions Charged to Net Sales	Other	Returns Processed	Balance at End of Year
Reserve for sales returns:
Year ended December 31, 2010	$1,228	$7,289	$—	$(7,105)	$1,412
Year ended December 31, 2011	$1,412	$5,649	$—	$(5,794)	$1,267
Year ended December 31, 2012	$1,267	$5,655	$—	$(5,572)	$1,350

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
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

10.1
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

10.2
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

10.22*	Amendment No. 1 to Employment Agreement, dated as of October 20, 2011, between Accellent Inc. and Donald J. Spence.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Accellent Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
_____________________

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.