Form 10-Q
period 2013-03-31
ACCELLENT INC
filed 2013-05-15
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number: 333-130470
______________________________
 Accellent Inc.
(Exact name of registrant as specified in its charter)
______________________________

Maryland	84-1507827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Fordham Road Wilmington, Massachusetts	01887
(Address of registrant’s principal executive offices)	(Zip code)
(978) 570-6900
Registrant’s Telephone Number, Including Area Code:
______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No ☒
As of May 14, 2013, 1,000 shares of the registrant’s common stock were outstanding. The registrant is a wholly-owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2012 and March 31, 2013
(in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash	$59,902	$54,652
Accounts receivable, net of allowances of $2,106 and $1,966 as of December 31, 2012 and March 31, 2013, respectively	49,403	54,134
Inventory	57,069	59,904
Prepaid expenses and other current assets	10,973	4,123
Total current assets	177,347	172,813
Property, plant and equipment, net	115,869	115,417
Goodwill	619,443	568,443
Other intangible assets, net	134,747	131,012
Deferred financing costs and other assets, net	13,766	13,081
Total assets	$1,061,172	$1,000,766
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$11	$7
Accounts payable	20,044	21,206
Accrued payroll and benefits	6,829	8,879
Accrued interest	19,323	19,020
Accrued expenses and other current liabilities	17,359	15,806
Total current liabilities	63,566	64,918
Long-term debt	713,294	713,382
Other liabilities	39,905	40,135
Total liabilities	816,765	818,435
Stockholders' equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	—	—
Additional paid-in capital	639,610	639,825
Accumulated other comprehensive loss	(2,554)	(2,776)
Accumulated deficit	(392,649)	(454,718)
Total stockholders’ equity	244,407	182,331
Total liabilities and stockholders’ equity	$1,061,172	$1,000,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2013
(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2013
Net sales	$124,567	$120,798
Cost of sales (exclusive of amortization)	95,106	94,928
Gross profit	29,461	25,870
Operating expenses:
Selling, general and administrative expenses	14,855	14,247
Research and development expenses	473	452
Impairment of goodwill	—	51,000
Restructuring expenses	353	(11)
Gain on disposal of assets	(1)	(44)
Amortization of intangible assets	3,735	3,735
Total operating expenses	19,415	69,379
Income (loss) from continuing operations	10,046	(43,509)
Other (expense) income, net:
Interest expense, net	(17,242)	(17,306)
Other income (expense), net	176	(149)
Total other (expense) income, net	(17,066)	(17,455)
Loss from continuing operations before income taxes	(7,020)	(60,964)
Provision for income taxes	587	1,105
Net loss from continuing operations	(7,607)	(62,069)
Net income from discontinued operations, net of tax expense of $335 and $0 at March 31, 2012 and March 31, 2013, respectively	621	—
Net loss	$(6,986)	$(62,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
For the three months ended March 31, 2012 and 2013
(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2013
Net loss	$(6,986)	$(62,069)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale security	—	35
Cumulative translation adjustment	554	(257)
Other comprehensive income (loss)	554	(222)
Comprehensive loss	$(6,432)	$(62,291)

`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2013
(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(6,986)	$(62,069)
Less net income from discontinued operations, net of tax	621	—
Net loss from continuing operations	(7,607)	(62,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,650	8,126
Amortization of debt discounts and non-cash interest accrued	756	800
Restructuring charges, net of payments	(90)	—
Impairment of goodwill	—	51,000
Gain on disposal of assets	(1)	(44)
Deferred income tax expense	738	422
Non-cash compensation expense	63	245
Changes in operating assets and liabilities:
Accounts receivable	(6,506)	(4,920)
Inventory	(4,369)	(2,987)
Prepaid expenses and other current assets	(792)	(757)
Accounts payable, accrued expenses and other liabilities	6,078	2,302
Net cash used in operating activities of continuing operations	(2,080)	(7,882)
Net cash provided by (used in) operating activities of discontinued operations	1,037	(59)
Net cash used in operating activities	(1,043)	(7,941)
Cash flows from investing activities:
Capital expenditures	(2,653)	(4,819)
Proceeds from sale of property and equipment	20	49
Net cash used in investing activities of continuing operations	(2,633)	(4,770)
Net cash (used in) provided by investing activities of discontinued operations	(241)	7,637
Net cash used in investing activities	(2,874)	2,867
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(5)	(5)
Repurchase of common stock	(43)	—
Net cash used in financing activities	(48)	(5)
Effect of exchange rate changes	256	(171)
Net decrease in cash	(3,709)	(5,250)
Cash, beginning of period	38,858	59,902
Cash, end of period	$35,149	$54,652
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,803	$16,756
Cash paid for income taxes	$272	$377
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,166	$860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

1. Summary of significant accounting policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 1, 2013.

During the first quarter of 2013, the Company reorganized its business into two reportable segments. The reorganization changed the reporting structure and changed the composition of the reporting units. As a result, prior year amounts have been reclassified to conform to the current year’s presentation. (See Note 4 and Note 17)
Customer Concentration
During the three months ended March 31, 2012 and 2013, our ten largest customers accounted for approximately 66% and 66% of our consolidated net sales, respectively.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended
	March 31, 2012	March 31, 2013
Customer A	13%	15%
Customer B	17%	13%
Customer C	11%	11%
Customer D	10%	10%
At March 31, 2013, Customer A accounted for approximately 12% and Customers B, C and D each accounted for approximately 10% of accounts receivable, net. At December 31, 2012, Customers A and B each accounted for approximately 13% and 12%, respectively, of accounts receivable, net.

2. New Accounting Pronouncements
On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  This accounting update requires additional disclosure requirements about reclassification adjustments out of accumulated other comprehensive income ("AOCI"). These adjustments include (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The ASU does not change the current requirements for the reporting of comprehensive income. The Company adopted the provisions of this ASU on January 1, 2013 and the adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Inventories
Inventories consisted of the following at December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012	March 31, 2013
Raw materials	$12,100	$15,689
Work-in-process	27,779	27,856
Finished goods	17,190	16,359
Total	$57,069	$59,904

4. Goodwill and intangible assets
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations. During the first quarter of 2013 the Company reorganized its business into two reportable segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment").
The evaluation of the reporting units has also been reassessed and changed to reflect the current structure and operations. During the first quarter of fiscal 2013, goodwill was assigned to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $134 million being assigned to its Advanced Surgical reporting unit, and $485.4 million being assigned to its Cardio & Vascular reporting unit.
After the preliminary allocation of the goodwill, the carrying amount of the Advanced Surgical reporting unit exceeded its fair value by approximately $16 million, which required the Company to perform an interim goodwill impairment test for the Advanced Surgical reporting unit. Pursuant to the next step of impairment testing, the Company calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of this filing, the Company has not finalized this step of its impairment testing due to the complexities involved in estimating fair value. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated using guidance of accounting for contingencies. Based on the best estimate as of the date of this filing, the Company recorded a pre-tax goodwill impairment charge of $51.0 million as of March 31, 2013. The Company plans to finalize the step two analysis in the second quarter of 2013.
The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the year ended December 31, 2012.
The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations.  For the three months ended March 31, 2012 and 2013, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Cost of sales	$497	$497
Selling, general and administrative	3,238	3,238
Total	$3,735	$3,735
Intangible assets consisted of the following at March 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(14,671)	$2,320
Customer contracts and relationships	197,575	(98,283)	99,292
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(112,954)	$131,012

Intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(14,174)	$2,817
Customer contracts and relationships	197,575	(95,045)	102,530
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(109,219)	$134,747
Estimated intangible asset amortization expense for the remainder of 2013 is approximately $11.2 million. The estimated annual intangible asset amortization expense approximates $13.8 million in 2014, $13.0 million in each year in 2015, 2016, and 2017, and $37.6 million thereafter.
At December 31, 2012 and March 31, 2013, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows:

	Remaining weighted - average amortization period
	December 31, 2012	March 31, 2013
Developed technology and know how	1.4	1.2
Customer contracts and relationships	7.9	7.7
Total finite lived intangible asset	7.7	7.5

5. Long-term debt
Long-term debt consisted of the following at December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012	March 31, 2013
Senior secured notes maturing on February 1, 2017, interest at 8.375% ("Senior Secured Notes")	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0% ("Senior Subordinated Notes")	315,000	315,000
Capital lease obligations	20	15
Total debt	715,020	715,015
Less—unamortized discount	(1,715)	(1,626)
Less—current portion	(11)	(7)
Long term debt, excluding current portion	$713,294	$713,382
The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At March 31, 2013, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $30.8 million, after giving effect to outstanding letters of credit totaling $12.9 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6. Restructuring
During the three months ended March 31, 2012 and March 31, 2013 the Company undertook no restructuring actions.
In December 2011, the Company's Board of Directors approved a plan of closure with respect to the Company's manufacturing facility in Manchester, England. In April of 2012, the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided with stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the three months ended March 31, 2012, the Company recorded $0.4 million of restructuring costs related to the facility's closure that are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations. During the three months ended March 31, 2013, restructuring costs were negligible.
In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado. The Company completed the facility closure in the first quarter of 2013 upon completion of the transfer of the facility's business to the Company's other facilities. In connection with the closure, the Company provided certain one-time termination benefits to affected employees. These one-time termination benefits were recorded over each employee's remaining service period as employees were required to stay through their termination date to receive the benefits. The Company did not record any restructuring costs related to this facility during the three months ended March 31, 2013.
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	$—	$340
Restructuring expenses	306	47	353
Payments	(396)	(47)	(443)
Balance, March 31, 2012	$250	$—	$250
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2013	$1,329	790	$2,119
Restructuring expenses	—	(11)	(11)
Payments	(702)	(80)	(782)
Balance, March 31, 2013	$627	$699	$1,326

7. Divestitures
As part of the Company's continuing efforts to better focus its efforts and align with its customers, the Company discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented.

Summary results of the discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Sales	$7,011	$—
Costs and expenses	6,057	—
Operating income from discontinued operations	954	—
Other expenses, net	2	—
Income from discontinued operations before income taxes	956	—
Provision for income taxes	335	—
Income from discontinued operations, net of tax	$621	$—

8. Stock-based compensation
Employee stock-based compensation
The Company maintains a 2005 Equity Plan for Key Employees of Accellent Holdings Corp. (the “2005 Equity Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. Vesting is determined in the applicable stock option agreement and generally occurs either in equal installments over five years from the date of grant (“Time-Based”), or upon achievement of certain performance targets over a five-year period (“Performance-Based”). Targets underlying the vesting of Performance-Based shares are generally achieved upon the attainment of a specified level of Adjusted EBITDA, as defined in the indenture governing the Company’s senior secured notes, measured each calendar year. The vesting requirements for Performance-Based shares permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the five year vesting period. In addition, in connection with the acquisition of the Company in 2005, the Company exchanged fully vested stock options to acquire common shares of its predecessor entities for 4,901,107 fully vested stock options, or “Roll-Over” options, of Accellent Holdings Corp. which are recorded as a liability until such options are exercised, forfeited, expired or settled.
The table below summarizes the activity relating to the Roll-Over options during the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31, 2012		March 31, 2013
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$355	201,817	$141	80,727
Shares repurchased	(119)	(67,607)	—	—
Options exercised	(58)	(33,301)	—	—
Options forfeited	(35)	(20,182)	—	—
Change in fair value	—	—	—	—
Balance at end of period	$143	80,727	$141	80,727
The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards, the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp.'s common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp.'s common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of March 31, 2013 to determine the fair value of the Roll-Over options:

March 31, 2013
Expected term to exercise	0.83 years
Expected volatility	25.37%
Risk-free rate	0.25%
Dividend yield	—%
During the three months ended March 31, 2012 and 2013, the Company granted stock options to employees to purchase approximately 415,000 and 225,000 shares, respectively, of Accellent Holdings Corp.'s common stock. Of the total stock options granted during the three months ended March 31, 2012 and 2013, 207,500 and 112,500, respectively, were Performance-Based awards. Stock options granted during the three months ended March 31, 2012 and 2013 had a weighted average grant date fair value of $0.80 and $0.78 per share, respectively.
The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three months ended March 31, 2012 and 2013 (in thousands):
Classification of expense (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Cost of sales	$8	$62
Selling, general and administrative	32	153
Total	$40	$215
Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Time-based vesting options	$40	$113
Performance-based vesting options	—	—
Restricted stock awards	—	102
Roll-over options	—	—
Total expense	$40	$215
At March 31, 2013, the Company determined that attainment of certain of the targets through 2013 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based stock awards during the three months ended March 31, 2013.
The total unvested Performance-Based shares and their aggregate fair values were 3,815,876 and 4,843,440, and $4.3 million and $5.0 million, at March 31, 2012 and 2013, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,639,550 and 2,937,400, and $2.8 million and $2.8 million, at March 31, 2012 and 2013, respectively.
During the three months ended March 31, 2013, the Company granted 50,000 shares of Restricted Stock to employees, none of which were vested at March 31, 2013. The awards vest annually each year over a five year period beginning on the grant date. The aggregate grant date fair value was $125,000, or $2.50 per share. The Company did not record any stock-based compensation expense during the three months ended March 31, 2012 related to restricted stock. The Company recorded approximately $0.1 million of stock-based compensation expense during the three months ended March 31, 2013 related to restricted stock.
Non-employee stock-based compensation During the three months ended March 31, 2012 and March 31, 2013, the Company recognized approximately $23,000 and $30,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

9. Income taxes
The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income as well as current taxes attributable to the states and foreign jurisdictions in which we are required to pay income taxes. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be offset by foreign tax credits or net operating losses.
Income tax expense for the three months ended March 31, 2012 was $0.6 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill offset in part by $0.1 million in state and foreign income taxes refund.
Income tax expense for the three months ended March 31, 2013 was $1.1 million and included $0.4 million of deferred income tax expense which included $0.7 million related to the book and tax treatment of goodwill offset in part by other taxes of approximately $0.3 million. The income tax expense also included $0.4 million in state, foreign and other income taxes.
The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company had $29.9 million and $30.6 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013, respectively, relating to goodwill basis differences.
The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. The Company is currently under examination by the State of New York for income tax years ended December 31, 2008 through 2010. There are no other current income tax audits. The tax years ended December 31, 2005 through 2011 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.

10. Related party transactions
The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR provides certain structuring, consulting and management advisory services. During the three months ended March 31, 2012 and 2013, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.4 million, respectively. As of December 31, 2012 and March 31, 2013, the Company owed KKR $0.4 million for each period respectively for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees or expenses related to Capstone were incurred during the three months ended March 31, 2012 and March 31, 2013. At December 31, 2012 and March 31, 2013, the Company owed Capstone $0.3 million for each period, respectively.
In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $14.0 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes at March 31, 2013. At December 31, 2012, entities affiliated with KKR-AM owned approximately $14.7 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes.
The Company sells products to Biomet, Inc., which in September 2007 became privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three months ended March 31, 2012 totaled $0.1 million. Net sales resulting from product shipments to Biomet, Inc. during the three months ended March 31, 2013 were negligible. At December 31, 2012, accounts receivable from Biomet aggregated $0.1 million. At March 31, 2013, accounts receivable from Biomet were negligible.
The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.2 million and $0.2 million in fees in connection with this agreement for the three month periods ended March 31, 2012 and March 31, 2013, respectively. At December 31, 2012 and March 31, 2013, the amount due to SunGard totaled $0.1 million.

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
The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2012 and March 31, 2013 (in thousands):

		Fair Value Measurements at December 31, 2012 determined using
	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$210	$210	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141

		Fair Value Measurements at March 31, 2013 determined using
	Total Carrying Value at March 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$245	$245	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141
For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•
Accounts receivable and accounts payable: The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2012 and March 31, 2013 based on the short-term nature of these items.

•
Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At March 31, 2013, the fair value of the Senior Secured Notes, which is Level 2 in the fair value hierarchy, was approximately 105.5%,or $422 million, compared to their carrying value of $400 million.

•
Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At March 31, 2013 the fair value of the Senior Subordinated Notes, which is Level 2 in the fair value hierarchy, was approximately 91%, or $286.7 million, compared to their carrying value of $315 million.

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
At each of December 31, 2012 and March 31, 2013, the Company maintained a reserve for environmental liabilities of approximately $1.6 million. The Company expects to pay $0.1 million during 2013.

14. Supplemental guarantor condensed consolidating financial statements
All of the Company's domestic subsidiaries (the “Subsidiary Guarantors”) that are 100% owned by the Company, directly or indirectly, guarantee on a joint and several, full and unconditional basis, the obligations of Accellent Inc. under the Senior Secured Notes and the Senior Subordinated Notes (collectively, the "Notes"). Foreign subsidiaries of Accellent Inc. (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.
The following tables present the unaudited condensed consolidating statements of operations and the unaudited condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2012 and 2013 the unaudited condensed consolidating balance sheets as of December 31, 2012 and March 31, 2013, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2013, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —
Three months ended March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,708	$10,250	$(391)	$124,567
Cost of sales (exclusive of amortization)	—	88,366	7,131	(391)	95,106
Selling, general and administrative expenses	25	13,905	925	—	14,855
Research and development expenses	—	254	219	—	473
Restructuring expenses	—	353	—	—	353
Amortization of intangible assets	3,735	—	—	—	3,735
Gain on disposal of assets	—	(1)	—	—	(1)
Income (loss) from continuing operations	(3,760)	11,831	1,975	—	10,046
Interest (expense) income, net	(17,216)	677	(703)	—	(17,242)
Other (expense) income, net	—	795	(619)	—	176
Equity in earnings (losses) of affiliates	13,990	166	—	(14,156)	—
Income (loss) from continuing operations before income taxes	(6,986)	13,469	653	(14,156)	(7,020)
Provision for income taxes	—	100	487	—	587
Net income (loss) from continuing operations	(6,986)	13,369	166	(14,156)	(7,607)
Net income from discontinued operations, net of tax	—	621	—	—	621
Net income (loss)	$(6,986)	$13,990	$166	$(14,156)	$(6,986)

Unaudited Condensed Consolidating Statements of Operations —
Three months ended March 31, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,099	$10,065	$(366)	$120,798
Cost of sales (exclusive of amortization)	—	88,210	7,084	(366)	94,928
Selling, general and administrative expenses	32	13,244	971	—	14,247
Research and development expenses	—	298	154	—	452
Impairment of goodwill	51,000	—	—	—	51,000
Restructuring expenses	—	(11)	—	—	(11)
Amortization of intangible assets	3,735	—	—	—	3,735
Gain on disposal of assets	—	(42)	(2)	—	(44)
Income (loss) from continuing operations	(54,767)	9,400	1,858	—	(43,509)
Interest (expense) income, net	(17,303)	694	(697)	—	(17,306)
Other (expense) income, net	681	(1,110)	280	—	(149)
Equity in earnings of affiliates	9,320	1,032	—	(10,352)	—
Income from continuing operations before income taxes	(62,069)	10,016	1,441	(10,352)	(60,964)
Provision for income taxes	—	696	409	—	1,105
Net income (loss) from continuing operations	(62,069)	9,320	1,032	(10,352)	(62,069)
Net income (loss) from discontinued operations, net of tax		—	—	—	—
Net income (loss)	$(62,069)	$9,320	$1,032	$(10,352)	$(62,069)

Unaudited Condensed Consolidating Balance Sheets
December 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$53,812	$6,090	$—	$59,902
Accounts receivable, net	—	46,992	2,929	(518)	49,403
Inventories	—	52,807	4,262	—	57,069
Prepaid expenses and other current assets	215	10,399	359	—	10,973
Total current assets	215	164,010	13,640	(518)	177,347
Property, plant and equipment, net	—	90,473	25,396	—	115,869
Intercompany receivables, net	—	365,713	—	(365,713)	—
Investment in subsidiaries	554,794	9,143	—	(563,937)	—
Goodwill	619,443	—	—	—	619,443
Other intangible assets, net	134,747	—	—	—	134,747
Deferred financing costs and other assets, net	13,269	(8)	505	—	13,766
Total assets	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172
Current portion of long-term debt	$—	$11	$—	$—	$11
Accounts payable	1	18,613	1,948	(518)	20,044
Accrued expenses and other current liabilities	19,317	20,267	3,927	—	43,511
Total current liabilities	19,318	38,891	5,875	(518)	63,566
Long-term debt	1,057,832	—	21,175	(365,713)	713,294
Other long-term liabilities	911	35,646	3,348	—	39,905
Total liabilities	1,078,061	74,537	30,398	(366,231)	816,765
Equity	244,407	554,794	9,143	(563,937)	244,407
Total liabilities and equity	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172

Unaudited Condensed Consolidating Balance Sheets
March 31, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$48,837	$5,815	$—	$54,652
Accounts receivable, net	—	50,158	4,344	(368)	54,134
Inventories	—	54,919	4,985	—	59,904
Prepaid expenses and other current assets	268	3,574	281	—	4,123
Total current assets	268	157,488	15,425	(368)	172,813
Property, plant and equipment, net	—	90,448	24,969	—	115,417
Intercompany receivables, net	—	381,377	—	(381,377)	—
Investment in subsidiaries	563,856	10,197	—	(574,053)	—
Goodwill	568,443	—	—	—	568,443
Other intangible assets, net	131,012	—	—	—	131,012
Deferred financing costs and other assets, net	12,557	(9)	533	—	13,081
Total assets	$1,276,136	$639,501	$40,927	$(955,798)	$1,000,766
Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	—	19,624	1,950	(368)	21,206
Accrued expenses and other current liabilities	19,028	20,103	4,574	—	43,705
Total current liabilities	19,028	39,734	6,524	(368)	64,918
Long-term debt	1,073,836	—	20,923	(381,377)	713,382
Other long-term liabilities	941	35,911	3,283	—	40,135
Total liabilities	1,093,805	75,645	30,730	(381,745)	818,435
Equity	182,331	563,856	10,197	(574,053)	182,331
Total liabilities and equity	$1,276,136	$639,501	$40,927	$(955,798)	$1,000,766

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,986)	$13,990	$166	$(14,156)	$(6,986)
Other comprehensive income (loss):
Unrealized gain on available for sale security	—	—	—	—	—
Cumulative translation adjustment	554	194	360	(554)	554
Comprehensive income (loss)	$(6,432)	$14,184	$526	$(14,710)	$(6,432)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended March 31, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(62,069)	$9,320	$1,032	$(10,352)	$(62,069)
Other comprehensive income (loss):
Unrealized gain on available for sale security	35	—	—	—	35
Cumulative translation adjustment	(257)	(279)	22	257	(257)
Comprehensive income (loss)	$(62,291)	$9,041	$1,054	$(10,095)	$(62,291)

Unaudited Condensed Consolidating Statements of Cash Flows —
Three months ended March 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(16,728)	$11,863	$2,785	$—	$(2,080)
Net cash provided by operating activities of discontinued operations	—	1,037	—	—	1,037
Net cash (used in) provided by operating activities	(16,728)	12,900	2,785	—	(1,043)
Cash flows from investing activities:
Capital expenditures	—	(1,473)	(1,180)	—	(2,653)
Proceeds from disposition of assets	—	20	—	—	20
Net cash used in investing activities of continuing operations	—	(1,453)	(1,180)	—	(2,633)
Net cash used in investing activities of discontinued operations	—	(241)	—	—	(241)
Net cash used in investing activities	—	(1,694)	(1,180)	—	(2,874)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(5)	—	—	(5)
Intercompany receipts (advances)	16,771	(15,874)	(897)	—	—
Proceeds from (repurchase of) sale of parent company stock	(43)	—	—	—	(43)
Cash flows provided by (used in) financing activities	16,728	(15,879)	(897)	—	(48)
Effect of exchange rate changes in cash	—	56	200	—	256
Net increase (decrease) in cash	—	(4,617)	908	—	(3,709)
Cash, beginning of period	—	32,627	6,231	—	38,858
Cash, end of period	$—	$28,010	$7,139	$—	$35,149

Unaudited Condensed Consolidating Statements of Cash Flows —
Three months ended March 31, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(15,892)	$6,683	$1,327	$—	$(7,882)
Net cash used in operating activities of discontinued operations	—	(59)	—	—	(59)
Net cash (used in) provided by operating activities	(15,892)	6,624	1,327	—	(7,941)
Cash flows from investing activities:
Capital expenditures	—	(3,610)	(1,209)	—	(4,819)
Proceeds from sale of equipment	—	47	2	—	49
Net cash used in investing activities of continuing operations	—	(3,563)	(1,207)	—	(4,770)
Net cash provided by investing activities of discontinued operations	—	7,637	—	—	7,637
Net cash provided by (used in) investing activities	—	4,074	(1,207)	—	2,867
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(5)	—	—	(5)
Intercompany receipts (advances)	15,892	(15,640)	(252)	—	—
Cash flows provided by (used in) financing activities	15,892	(15,645)	(252)	—	(5)
Effect of exchange rate changes in cash	—	(28)	(143)	—	(171)
Net decrease in cash	—	(4,975)	(275)	—	(5,250)
Cash, beginning of period	—	53,812	6,090	—	59,902
Cash, end of period	$—	$48,837	$5,815	$—	$54,652

15. Changes in Stockholders' Equity
The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2013:

	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2013	1,000	$—	$639,610	$(2,554)	$(392,649)	$244,407
Comprehensive loss:
Net loss		—	—	—	(62,069)	(62,069)
Unrealized gain on available for sale security		—	—	35	—	35
Cumulative translation adjustment		—	—	(257)	—	(257)
Total comprehensive loss						(62,291)
Stock-based compensation and other		—	215	—	—	215
Balance, March 31, 2013	1,000	$—	$639,825	$(2,776)	$(454,718)	$182,331

16. Changes in Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss for the three months ended March 31, 2012 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2012	$(317)	$1,155	$(2,104)	$(1,266)
Other comprehensive income before reclassifications	—	—	554	554
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	—	554	554
Balance at March 31, 2012	$(317)	$1,155	(1,550)	(712)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2013	$(1,159)	$210	$(1,605)	$(2,554)
Other comprehensive income (loss) before reclassifications	—	35	(257)	(222)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	35	(257)	(222)
Balance at March 31, 2013	$(1,159)	$245	(1,862)	(2,776)

17. Segment Information

Operating segments, as defined under GAAP, are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. From 2007 to 2012, the Company has operated centrally with separate and distinct functional leaders for operations, sales, engineering, quality and technology along with information systems, finance and human resources. Through December 31, 2012, the Company operated its facilities under common management reporting on a functional basis to various functional leaders with the Company's Chief Executive Officer with the role chief operating decision maker.

During the first quarter of 2013, the Company reorganized its business into two reportable segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment"). The AS Segment is led by a vice president and general manager who reports to the Chief Executive Officer. This segment produces products for (1) orthopaedics that include joint, spinal, anthroscopy, and trauma products, and (2) endoscopy that include products for gastrointestinal, urology, and laparoscopy products. The CV Segment is also led by a vice president and general manager who reports to the Chief Executive Officer. This segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defribillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannulae kits, vein grafting and bypass instruments. As a result, the Company's reportable segment information has been restated to reflect the current structure.

The Company allocates resources based on revenues as well as earnings before interest, taxes, depreciation, amortization, and other specific and non-recurring items ("Adjusted EBITDA") of each segment. Those expenses not allocable to each segment include non-allocable overhead costs, selling, general and administrative expenses, including human resources, legal, finance, information technology, general and administrative expenses. Non-allocable expenses also include the amortization of intangible assets and certain restructuring expenses. Corporate services assets include intangible assets, deferred tax assets and liabilities, cash and cash equivalents, debt and other non-allocated assets.

The Company's net sales and Adjusted EBITDA by segment as well as a reconciliation of Total Adjusted EBITDA to the consolidated loss from continuing operations before provision for income taxes is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Net sales:
Cardio & vascular	$77,188	$75,975
Advanced surgical	49,117	45,191
Intersegment	(1,738)	(368)
Total net sales	$124,567	$120,798

Adjusted EBITDA:
Cardio & vascular	$23,936	$21,883
Advanced surgical	6,100	4,723
Corporate services	(8,411)	(8,092)
Total Adjusted EBITDA	$21,625	$18,514

Reconciliation of Adjusted EBITDA to income from continuing operations before provision for income taxes
Impairment of goodwill	$—	$(51,000)
Interest expense, net	(17,242)	(17,306)
Depreciation and amortization	(9,650)	(8,126)
Stock-based compensation - employees	(40)	(215)
Stock-based compensation - non-employees	(23)	(30)
Employee severance and relocation	(814)	(402)
Restructuring expenses	(353)	11
Plant closure costs	(169)	(1,170)
Currency gain/loss	185	(848)
Gain on disposal of property and equipment	1	44
Other taxes	(205)	(84)
Management fees to stockholder	(335)	(352)
Total adjustments	$(28,645)	$(79,478)

Loss from continuing operations before provision for income taxes	$(7,020)	$(60,964)

The Company's capital expenditures by segment at March 31, 2012 and March 31, 2013 are as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Capital expenditures:
Cardio & vascular	$1,403	$2,660
Advanced surgical	887	2,147
Corporate	363	12
Total capital expenditures	$2,653	$4,819

The Company's assets by segment at December 31, 2012 and March 31, 2013 are as follows (in thousands):

	December 31, 2012	March 31, 2013
Assets:
Cardio & vascular	$606,304	$617,100
Advanced surgical	245,619	184,959
Corporate services	209,249	198,707
Total assets	$1,061,172	$1,000,766

18. Subsequent Events
The Company has evaluated the period from March 31, 2013, the date of the consolidated financial statements, through the date of the issuance and filing of the unaudited consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these unaudited consolidated financial statements or require additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continues” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on April 1, 2013 with the Securities and Exchange Commission (File No. 333-130470) for the Company’s fiscal year ended December 31, 2012. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.
We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Unless the context otherwise requires, references in this Form 10-Q to “Accellent,” "the Company", “we,” “our” and “us” refer to Accellent Inc. and its consolidated subsidiaries.
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
We primarily focus on leading companies in large and growing markets within the medical device industry including cardiology, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies including Abbott Laboratories, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, and Stryker. While sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate customer divisions and multiple products.
During each of the three months ended March 31, 2012 and 2013, our ten largest customers accounted for approximately 66% of our consolidated net sales. Four customers each accounted for 10% or more of our consolidated net sales during the three months ended March 31, 2012 and 2013. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of our consolidated net sales were as follows for the periods presented:

	Three Months Ended
	March 31, 2012	March 31, 2013
Customer A	13%	15%
Customer B	17%	13%
Customer C	11%	11%
Customer D	10%	10%
Recent Developments

Segment Reporting

During the first quarter of 2013, we reorganized our business into two reportable segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment"). The AS Segment produces products for (1) orthopaedics that include joint, spinal, anthroscopy, and trauma products, and (2) endoscopy that include products for gastrointestinal, urology, and laparoscopy products. The CV Segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defribillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannulae kits, vein grafting and bypass instruments. We have presented prior period information for 2012 to conform to current year presentation of our segments.

Discontinued Operations

As part of our continuing efforts to better focus its efforts and align with its customers, we discontinued certain businesses. We accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. As of December 31, 2012, the assets of these businesses were sold.

We recorded the following amounts as net income on discontinued operations during the periods ended (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Loss on disposition of discontinued operations	$—	$—
Income from discontinued operations	621	—
Net income from discontinued operations, net of tax	$621	$—

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth our operating data derived from the unaudited condensed consolidated statements of continuing operations for the three months ended March 31, 2012 and 2013, presented as a percentage of net sales.

	Three Months Ended
	March 31, 2012	March 31, 2013
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	76.3	78.6
Gross profit	23.7	21.4
Selling, general and administrative expenses	11.9	11.8
Research and development expenses	0.4	0.4
Impairment of goodwill	—	42.2
Restructuring expenses and other	0.3	(0.1)
Amortization of intangible assets	3.0	3.1
Income from continuing operations	8.1%	(36.0)%

Net Sales

The following table shows the net sales by segment for the three months ended March 31, 2012 and March 31, 2013(in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013	Increase(Decrease)	% Change
Net Sales:
Cardio & vascular segment	$76,901	$75,853	$(1,048)	(1.4)%
Advanced surgical segment	47,666	44,945	(2,721)	(5.7)%
Total Net Sales	$124,567	$120,798	$(3,769)	(3.0)%

Net sales for the three months ended March 31, 2013 were $120.8 million, a decrease of $3.8 million, or 3.0%, compared to net sales of $124.6 million for the three months ended March 31, 2012. Net sales were impacted by price decreases of $1.9 million, $0.6 million related to decreased sales of platinum primarily from passing through to our customers, changes in precious metal prices which do not benefit gross profit, and minimal impact of foreign currency values. In addition approximately $1.3 million of the decrease was impacted by a reduction in volume in the AS segment offset in part by an increase in volume in the CV segment.
Net sales for the three months ended March 31, 2013 for the cardio & vascular segment were $75.9 million, a decrease of $1.0 million or 1.4% compared to net sales of $76.9 million for the three months ended March 31, 2012. The decline in net sales for the cardio & vascular segment is primarily attributed to price decreases of $1.4 million and $0.6 million of decreased sales of platinum. The decrease was offset in part by approximately $1.0 million related to increased volume.
Net sales for the three months ended March 31, 2013 for the advanced surgical segment were $44.9 million, a decrease of $2.7 million, or 5.7% as compared to net sales of $47.7 million for the same period last year. The decline in net sales for the advanced surgical segment is primarily related to declines in volume in the orthopaedic and spine market.

Cost of sales
The following table shows the cost of sales by segment for the three months ended March 31, 2012 and March 31, 2013 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013	Increase (Decrease)	% Change
Cost of Sales:
Cardio & vascular segment	$53,390	$55,213	$1,823	3.4%
Advanced surgical segment	41,716	39,715	(2,001)	(4.8)%
Total cost of sales	$95,106	$94,928	$(178)	(0.2)%
Cost of sales was $94.9 million for the three months ended March 31, 2013 compared to $95.1 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 0.2%. Cost of sales reflects our variable manufacturing and fixed overhead costs necessary to produce products for our customers. The decrease in cost of sales is attributable to lower material costs resulting from the sales decrease related to platinum and other materials totaling approximately $1.1 million, and lower depreciation of $1.4 million. These decreases were offset by increased medical expenses of $1.6 million, $0.2 million resulting from higher variable manufacturing costs attributable primarily to higher wages, and approximately $0.5 million primarily due to lower utilization of our fixed cost infrastructure.

Cost of sales for the cardio & vascular segment for the three months ended March 31, 2013 was $55.2 million compared to $53.4 million for the three months ended March 31, 2012, an increase of $1.8 million, or 3.4%. The increase in cost of sales for the cardio & vascular segment was primarily related to $0.9 million due to lower utilization of our fixed cost infrastructure, $0.9 million from increased medical benefit expenses, and $0.8 million of increased staffing levels. The increase was offset in part by approximately $0.5 million of decreased depreciation expense and approximately $0.3 million of platinum and other material costs.

Cost of sales for the advanced surgical segment for the three months ended March 31, 2013 was $39.7 million compared to $41.7 million for the three months ended March 31, 2012, a decrease of $2.0 million, or 4.8%. The decrease in cost of sales for the advanced surgical segment was primarily attributable to lower material costs on decreased volume of $0.8 million, $0.9 million in decreased depreciation expense, $0.7 million in lower staffing levels, and $0.4 million related to our fixed cost infrastructure. The decrease was offset in part by an increase of approximately $0.7 million of increased medical benefit expense.

Gross profit
The following table shows the gross profit by segment for the three months ended March 31, 2012 and March 31, 2013 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013	Increase (Decrease)	% Change
Gross Profit:
Cardio & vascular segment	$23,511	$20,640	$(2,871)	(12.2)%
Advanced surgical segment	5,950	5,230	(720)	(12.1)%
Total gross profit	$29,461	$25,870	$(3,591)	(12.2)%
Gross profit was $25.9 million, or 21.4%, of net sales, for the three months ended March 31, 2013 compared to $29.5 million, or 23.7%, of net sales for the three months ended March 31, 2012. As a percentage of sales, gross profit decreased 2.3% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to lower sales volume and higher overhead costs. Consolidated gross profit declined primarily as a result of a reduction of sales, an increase in overhead expenses as described above, offset in part by lower depreciation expense.
Gross profit for the cardio & vascular segment for the three months ended March 31, 2013 was $20.6 million compared to $23.5 million for the three months ended March 31, 2012, a decrease of $2.9 million, or 12.2%. The decrease in gross profit for the cardio & vascular segment was primarily related to an increase in medical expenses and lower utilization of our fixed cost infrastructure.
Gross profit for the advanced surgical segment for the three months ended March 31, 2013 was $5.2 million compared to $6.0 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 12.1%. The decrease in gross profit for the advanced surgical segment was primarily a result of the lower revenue offset in part by lower variable manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, were $14.2 million for the three months ended March 31, 2013 compared to $14.8 million for the three months ended March 31, 2012.  The $0.6 million decrease in SG&A expenses was primarily related to lower compensation costs, utility expenses and depreciation.
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended March 31, 2013 were $0.5 million for each of the three months ended March 31, 2013 and March 31, 2012. R&D expenses represent costs related to the development of new or improved manufacturing technologies.
Impairment of Goodwill
During the first quarter of 2013 we reorganized our business into two reportable segments, as noted above As a result, our reportable segment information has been restated to reflect the current structure. The evaluation of the reporting units has also been reassessed and changed to reflect the current structure and operations. During the first quarter of fiscal 2013, goodwill was reassigned to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $134.0 million being assigned to its Advanced Surgical reporting unit, and $485.4 million being assigned to its Cardio & Vascular reporting unit.
After preliminary allocation of the goodwill, the carrying amount of the Advanced Surgical reporting unit exceeds its fair value by approximately $16 million, which required us to perform an interim goodwill impairment test for the Advanced Surgical reporting unit. Pursuant to the next step of impairment testing, we calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. As of the date of this filing, we have not finalized this step of the impairment testing due to the complexities involved in estimating fair value. Based on the best estimate as of the date of this filing, we recorded a pre-tax goodwill impairment charge of $51.0 million as of March 31, 2013. We plan to finalize the step two analysis in the second quarter of 2013.
Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Interest Expense, net
Interest expense, net, was $17.3 million and $17.2 million for the three month periods ended March 31, 2013 and March 31, 2012, respectively.
Other (Expense) Income, net
Other (expense) income, net was ($0.1) million and $0.2 million for the three month periods ended March 31, 2013 and March 31, 2012, respectively. Included in other (expense) income, net are foreign currency gains and losses. During the three months ended March 31, 2013, we recorded a currency loss of approximately $0.8 million compared to a gain of approximately $0.2 million during the three months ended March 31, 2012. The change is due to fluctuation in foreign currency exchange rates during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In addition, we recorded a gain of $0.7 million related to a distribution from the demutualization of an insurance company that carries our product liability insurance.
Income Tax Expense
Income tax expense for the three months ended March 31, 2013 was $1.1 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.4 million in state and foreign income taxes. Income tax expense for the three months ended March 31, 2012 was $0.6 million and included approximately $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill offset in part by $0.1 million in state and foreign income taxes refund.

Liquidity and Capital Resources
Our principal source of liquidity is our cash flow from continuing operations and borrowings available to us under our $75 million ABL Revolver. At March 31, 2013, we had $12.9 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of March 31, 2013, our total indebtedness amounted to $715.0 million.
Cash used in operating activities of continuing operations was $7.9 million during the three months ended March 31, 2013 compared to cash used in continuing operations of $2.1 million during the three months ended March 31, 2012, an increase of $5.8 million used by operating activities of continuing operations. The increase is primarily a result of a higher net loss as well as a decrease in depreciation and amortization expense.
Cash used in investing activities of continuing operations was $4.8 million during the three months ended March 31, 2013 compared to $2.6 million during the three months ended March 31, 2012. The increase in cash used for investing activities of continuing operations was primarily related to an increase in capital expenditures. Cash provided by investing activities of discontinued operations was $7.6 million during the three months ended March 31, 2013 while cash used in investing activities was $0.2 million for the three months ended March 31, 2012. The increase in cash provided by investing activities of discontinued operations was primarily related to the receipt of proceeds from the sale of our Watertown, CT facility.
The Company's cash used in financing activities for both the three months ended March 31, 2013 and March 31, 2012 was not significant.
Our planned capital expenditures for 2013 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from cash flows from continuing operations.
As of March 31, 2013, we have a liability of $1.6 million, of which the Company expects to pay $0.1 million during 2013, for environmental clean-up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at March 31, 2013 includes $1.5 million related to our Collegeville location. The remaining environmental accrual, related to our other locations, was $0.1 million at March 31, 2013.
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

Indebtedness
At March 31, 2013, our aggregate debt was approximately $715.0 million, substantially all of which is due in 2017. Our debt consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $30.8 million at March 31, 2013, after collaterlizing approximately $12.9 million of letters of credit. No amounts have been drawn under the facility since it was put in place in January 2010. As of March 31, 2013, we were in compliance with the covenants of our debt agreements.
Other Key Indicators of Financial Condition and Operating Performance
EBITDA and Adjusted EBITDA presented on a continuing operations basis in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are not required by, or presented in accordance with generally accepted accounting principles in the United States, or GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under GAAP and should not be considered as alternatives to net loss or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(6,986)	$(62,069)
Interest expense, net	17,242	17,306
Provision for income taxes	587	1,105
Depreciation and amortization	9,650	8,126
EBITDA	$20,493	$(35,532)
The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
EBITDA	$20,493	$(35,532)
Adjustments:
Impairment of goodwill	—	51,000
Stock-based compensation – employees	40	215
Stock-based compensation - non-employees	23	30
Employee severance and relocation	814	402
Income from discontinued operations, net	(621)	—
Restructuring expenses	353	(11)
Plant closure costs	169	1,170
Currency (gain) loss	(185)	848
Gain on disposal of assets	(1)	(44)
Other taxes	205	84
Management fees to stockholder	335	352
Adjusted EBITDA	$21,625	$18,514
The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
Adjusted EBITDA	$21,625	$18,514
Net changes in operating assets and liabilities	(5,589)	(6,362)
Interest expense, net	(17,242)	(17,306)
Deferred tax provision	738	422
Income tax (expense)	(587)	(1,105)
Amortization of debt discount and non-cash interest	756	800
Other items, net	(744)	(2,904)
Net cash (used in) operating activities	$(1,043)	$(7,941)
Net cash (used in) provided by investing activities	$(2,874)	$2,867
Net cash used in financing activities	$(48)	$(5)

Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
The following table sets forth our long-term contractual obligations as of March 31, 2013 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$534,000	$33,500	$67,000	$433,500	$—
Senior Subordinated Notes (1)	472,500	31,500	63,000	378,000	—
Capital leases (1)	15	7	8	—	—
Operating leases	20,563	6,051	8,852	4,973	687
Purchase obligations (2)	37,231	37,231	—	—	—
Other obligations (3)	41,226	1,091	1,139	1,009	37,987
Total	$1,105,535	$109,380	$139,999	$817,482	$38,674

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)
Other obligations include share based payment obligations of $0.1 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $1.6 million, accrued compensation and pension benefits of $5.0 million, deferred income taxes of $31.8 million, accrued restructuring fees of $1.3 million and other obligations of $0.6 million.

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

With the exception of our reorganization into operating our business into two reportable segments and the application of the relative fair value method to assigning goodwill to our reporting units, there were no material changes in the three months ended March 31, 2013 to the application of critical accounting policies and estimates.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 for a more complete discussion of the market risks we encounter.

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
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of Accellent Inc.’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of Accellent Inc.’s 2012 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the three months ended March 31, 2013.

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
______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accellent Inc.
May 15, 2013	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.
May 15, 2013	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document
______________
*    Filed herewith.