Form 10-Q
period 2013-06-30
ACCELLENT INC
filed 2013-08-14
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number: 333-130470
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No ☒
As of August 14, 2013, 1,000 shares of the registrant’s common stock were outstanding. The registrant is a wholly-owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2012 and June 30, 2013
(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash	$59,902	$60,486
Accounts receivable, net of allowances of $2,106 and $2,241 as of December 31, 2012 and June 30, 2013, respectively	49,403	56,505
Inventory	57,069	60,551
Prepaid expenses and other current assets	10,973	3,388
Total current assets	177,347	180,930
Property, plant and equipment, net	115,869	116,423
Goodwill	619,443	556,315
Other intangible assets, net	134,747	127,277
Deferred financing costs and other assets, net	13,766	12,385
Total assets	$1,061,172	$993,330
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$11	$7
Accounts payable	20,044	23,766
Accrued payroll and benefits	6,829	9,803
Accrued interest	19,323	19,303
Accrued expenses and other current liabilities	17,359	16,378
Total current liabilities	63,566	69,257
Long-term debt	713,294	713,470
Other liabilities	39,905	40,678
Total liabilities	816,765	823,405
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	—	—
Additional paid-in capital	639,610	640,010
Accumulated other comprehensive loss	(2,554)	(2,696)
Accumulated deficit	(392,649)	(467,389)
Total stockholders’ equity	244,407	169,925
Total liabilities and stockholders’ equity	$1,061,172	$993,330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2012 and 2013
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Net sales	$125,998	$130,733	$250,565	$251,531
Cost of sales (exclusive of amortization)	93,014	95,330	188,120	190,258
Gross profit	32,984	35,403	62,445	61,273
Operating expenses:
Selling, general and administrative expenses	13,814	12,778	28,669	27,025
Research and development expenses	472	547	945	999
Impairment of goodwill	—	12,128	—	63,128
Restructuring expenses	1,485	(170)	1,838	(181)
(Gain) loss on disposal of assets	(32)	736	(33)	692
Amortization of intangible assets	3,735	3,735	7,470	7,470
Total operating expenses	19,474	29,754	38,889	99,133
Income (loss) from continuing operations	13,510	5,649	23,556	(37,860)
Other (expense) income, net:
Interest expense, net	(17,258)	(17,271)	(34,500)	(34,577)
Other expense, net	(858)	(31)	(682)	(180)
Total other expense, net	(18,116)	(17,302)	(35,182)	(34,757)
Loss from continuing operations before income taxes	(4,606)	(11,653)	(11,626)	(72,617)
Provision for income taxes	1,131	1,018	1,718	2,123
Net loss from continuing operations	(5,737)	(12,671)	(13,344)	(74,740)
Net income from discontinued operations, net of tax of $69 and $404 for the three and six months ended June 30, 2012, respectively, and net of tax of $0 for the three and six months ended June 30, 2013, respectively	129	—	750	—
Net loss	$(5,608)	$(12,671)	$(12,594)	$(74,740)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
For the three and six months ended June 30, 2012 and 2013
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Net loss	$(5,608)	$(12,671)	$(12,594)	$(74,740)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale security	193	(3)	193	32
Realized gain on available for sale security	—	(242)	—	(242)
Cumulative translation adjustment	(540)	325	14	68
Other comprehensive (loss) income	(347)	80	207	(142)
Comprehensive loss	$(5,955)	$(12,591)	$(12,387)	$(74,882)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2013
(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(12,594)	$(74,740)
Less net income from discontinued operations, net of tax	750	—
Net loss from continuing operations	(13,344)	(74,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,488	16,228
Amortization of debt discounts and non-cash interest accrued	1,533	1,619
Restructuring charges, net of payments	1,031	—
Impairment of goodwill	—	63,128
(Gain) Loss on disposal of assets	(33)	692
Gain on sale of securities	—	(242)
Deferred income tax expense	1,479	1,104
Non-cash compensation expense	227	460
Changes in operating assets and liabilities:
Accounts receivable	(2,119)	(7,237)
Inventory	(4,427)	(3,559)
Prepaid expenses and other current assets	(630)	(684)
Accounts payable, accrued expenses and other liabilities	2,998	6,002
Net cash provided by operating activities of continuing operations	6,203	2,771
Net cash provided by (used in) operating activities of discontinued operations	2,017	(108)
Net cash provided by operating activities	8,220	2,663
Cash flows from investing activities:
Capital expenditures	(7,477)	(10,264)
Proceeds from sale of property and equipment	24	63
Proceeds from the sale of available for sale securities	—	242
Net cash used in investing activities of continuing operations	(7,453)	(9,959)
Net cash provided by investing activities of discontinued operations	7,528	7,987
Net cash provided by (used in) investing activities	75	(1,972)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(11)	(7)
Repurchase of common stock	(43)	—
Net cash used in financing activities	(54)	(7)
Effect of exchange rate changes	(129)	(100)
Net increase in cash	8,112	584
Cash, beginning of period	38,858	59,902
Cash, end of period	$46,970	$60,486
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,574	$32,910
Cash paid for income taxes	$1,414	$816
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$1,853	$1,615
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013

1. Summary of significant accounting policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Accellent Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 1, 2013.

During the first quarter of 2013, the Company reorganized its business into two segments. The reorganization changed the reporting structure and changed the composition of the Company's reporting units. As a result, prior year amounts have been reclassified to conform to the current year’s presentation. (See Note 4 and Note 17)
Customer Concentration
During the three and six months ended June 30, 2012, the Company's ten largest customers accounted for approximately 66% of its consolidated net sales. During the three and six months ended June 30, 2013, the Company's ten largest customers accounted for approximately 68% and 67% of its consolidated net sales, respectively.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of our consolidated net sales was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Customer A	13%	17%	13%	16%
Customer B	16%	14%	17%	14%
Customer C	11%	11%	11%	11%
Customer D	*	10%	*	10%
At June 30, 2013, Customer A and B accounted for approximately 17% and 12%, respectively, and Customers C and D each accounted for approximately 10% of accounts receivable, net. At December 31, 2012, Customers A and B each accounted for approximately 13% and 12%, respectively, of accounts receivable, net.

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

On July 18, 2013, the FASB issued ASU No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists."  This accounting update requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Inventories
Inventories consisted of the following at December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012	June 30, 2013
Raw materials	$12,100	$15,999
Work-in-process	27,779	28,850
Finished goods	17,190	15,702
Total	$57,069	$60,551

4. Goodwill and intangible assets
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of net identifiable assets acquired. Intangible assets include the value ascribed to trade names and trademarks, developed technology and know-how, as well as customer contracts and relationships obtained in connection with business combinations. During the first quarter of 2013, the Company reorganized its business into two segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment").
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
After the preliminary allocation of the goodwill, the carrying amount of the Advanced Surgical reporting unit exceeded its fair value by approximately $16 million, which required the Company to perform an interim goodwill impairment test for the Advanced Surgical reporting unit. Pursuant to the next step of impairment testing, the Company calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. During the first quarter of 2013, the Company had not finalized this step of its impairment testing due to the complexities involved in estimating fair value. In accordance with accounting guidance the Company recognized an estimated impairment charge and recorded a pre-tax goodwill impairment charge of $51.0 million in the first quarter of 2013. The Company finalized the second step of the analysis in the second quarter of 2013 and recorded an additional pre-tax goodwill impairment charge of $12.1 million for a total pre-tax goodwill impairment charge of $63.1 million as of June 30, 2013.
The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the year ended December 31, 2012.
The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations.  For the three and six months ended June 30, 2012 and 2013, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Cost of sales	$497	$497	$994	$994
Selling, general and administrative	3,238	3,238	6,476	6,476
Total	$3,735	$3,735	$7,470	$7,470

Intangible assets consisted of the following at June 30, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(15,168)	$1,823
Customer contracts and relationships	197,575	(101,521)	96,054
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(116,689)	$127,277
Intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(14,174)	$2,817
Customer contracts and relationships	197,575	(95,045)	102,530
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(109,219)	$134,747
Estimated intangible asset amortization expense for the remainder of 2013 is approximately $7.5 million. The estimated annual intangible asset amortization expense approximates $13.8 million in 2014, $13.0 million in each year in 2015, 2016, and 2017, and $37.8 million thereafter.
At December 31, 2012 and June 30, 2013, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows (in years):

	Remaining weighted - average amortization period
	December 31, 2012	June 30, 2013
Developed technology and know how	1.4	0.9
Customer contracts and relationships	7.9	7.4
Total finite lived intangible asset	7.7	7.3

5. Long-term debt
Long-term debt consisted of the following at December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012	June 30, 2013
Senior secured notes maturing on February 1, 2017, interest at 8.375% ("Senior Secured Notes")	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0% ("Senior Subordinated Notes")	315,000	315,000
Capital lease obligations	20	13
Total debt	715,020	715,013
Less—unamortized discount	(1,715)	(1,536)
Less—current portion	(11)	(7)
Long term debt, excluding current portion	$713,294	$713,470
The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At June 30, 2013, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $33.2 million, after giving effect to outstanding letters of credit totaling $10.9 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6. Restructuring
During the six months ended June 30, 2013, the Company undertook no restructuring actions.
In December 2011, the Company's Board of Directors approved a plan of closure with respect to the Company's manufacturing facility in Manchester, England. In April of 2012, the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided with stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the six months ended June 30, 2012, the Company recorded $1.3 million of restructuring costs related to the facility's closure that are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2013, restructuring costs were negligible.
In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado. The Company completed the facility closure in the first quarter of 2013 upon completion of the transfer of the facility's business to the Company's other facilities. In connection with the closure, the Company provided certain one-time termination benefits to affected employees. These one-time termination benefits were recorded over each employee's remaining service period as employees were required to stay through their termination date to receive the benefits. The Company recorded $0.2 million of restructuring costs related to this facility during the three and six months ended June 30, 2013.
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	$—	$340
Restructuring expenses	874	964	1,838
Payments	(698)	(108)	(806)
Balance, June 30, 2012	$516	$856	$1,372
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2013 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2013	$1,329	790	$2,119
Restructuring expenses	(170)	(11)	(181)
Payments	(1,024)	(121)	(1,145)
Balance, June 30, 2013	$135	$658	$793

7. Divestitures
As part of the Company's continuing efforts to better focus its efforts and align with its customers, the Company discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented.

Summary results of the discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Sales	$4,233	$—	$11,244	$—
Costs and expenses	4,027	—	10,084	—
Operating income from discontinued operations	206	—	1,160	—
Other expenses, net	(8)	—	(6)	—
Income from discontinued operations before income taxes	198	—	1,154	—
Provision for income taxes	69	—	404	—
Income from discontinued operations, net of tax	$129	$—	$750	$—

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
The table below summarizes the activity relating to the Roll-Over options during the three months ended June 30, 2012 and 2013:

	Three Months Ended
	June 30, 2012		June 30, 2013
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$143	80,727	$141	80,727
Shares repurchased	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Change in fair value	(2)	—	—	—
Balance at end of period	$141	80,727	$141	80,727

The table below summarizes the activity relating to the Roll-Over options during the six months ended June 30, 2012 and 2013:

	Six Months Ended
	June 30, 2012		June 30, 2013
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$355	201,817	$141	80,727
Shares repurchased	(119)	(67,607)	—	—
Options exercised	(58)	(33,301)	—	—
Options forfeited	(35)	(20,182)	—	—
Change in fair value	(2)	—	—	—
Balance at end of period	$141	80,727	$141	80,727
The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards, the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp.'s common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp.'s common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of June 30, 2013 to determine the fair value of the Roll-Over options:

June 30, 2013
Expected term to exercise	0.67 years
Expected volatility	25.84%
Risk-free rate	0.36%
Dividend yield	—%
During the three months ended June 30, 2012 and 2013, the Company granted stock options to employees to purchase approximately 10,000 and 40,000 shares, respectively, of Accellent Holdings Corp.'s common stock. Of the total stock options granted during the three months ended June 30, 2012 and 2013, 5,000 and 20,000, respectively, were Performance-Based awards. Stock options granted during the three months ended June 30, 2012 and 2013 had a weighted average grant date fair value of $0.79 and $0.78 per share, respectively. During the three months ended June 30, 2012 and 2013, 23,950 and 241,000 shares, respectively, were forfeited by employees.
During the six months ended June 30, 2012 and 2013, the Company granted stock options to employees to purchase approximately 425,000 and 265,000 shares, respectively, of Accellent Holdings Corp.'s common stock. Of the total stock options granted during the six months ended June 30, 2012 and 2013, 212,500 and 132,500, respectively, were Performance-Based awards. Stock options granted during the six months ended June 30, 2012 and 2013 had a weighted average grant date fair value of $0.80 and $0.77 per share, respectively. During the six months ended June 30, 2012 and 2013, 732,916 and 691,500 shares, respectively, were forfeited by employees.

The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three and six months ended June 30, 2012 and 2013 (in thousands):
Classification of expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Cost of sales	$30	$49	$38	$111
Selling, general and administrative	112	136	144	289
Total	$142	$185	$182	$400
Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Time-based vesting options	$144	$79	$184	$192
Performance-based vesting options	—	—	—	—
Restricted stock awards	—	106	—	208
Roll-over options	(2)	—	(2)	—
Total expense	$142	$185	$182	$400
At June 30, 2013, the Company determined that attainment of certain of the targets through 2013 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based stock awards during the three and six months ended June 30, 2013.
The total unvested Performance-Based shares and their aggregate fair values were 3,808,901 and 4,750,105, and $4.3 million and $4.9 million, at June 30, 2012 and 2013, respectively. The total unvested Time-Based shares and their aggregate fair values were 2,314,550 and 2,566,250, and $2.4 million and $2.4 million, at June 30, 2012 and 2013, respectively.
During the six months ended June 30, 2013, the Company granted 50,000 shares of Restricted Stock to employees, none of which were vested at June 30, 2013. The awards vest annually each year over a five year period beginning on the grant date. The aggregate grant date fair value was $125,000, or $2.50 per share. The Company did not record any stock-based compensation expense during the three and six months ended June 30, 2012 related to restricted stock. The Company recorded approximately $0.1 million and $0.2 million of stock-based compensation expense during the three and six months ended June 30, 2013 related to restricted stock.
Non-employee stock-based compensation During the three months ended June 30, 2012 and 2013, the Company recognized approximately $22,500 and $30,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.
During the six months ended June 30, 2012 and 2013, the Company recognized approximately $45,000 and $60,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

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
Income tax expense for the three and six months ended June 30, 2012 was $1.1 million and $1.7 million, respectively, and included $0.7 million and $1.5 million, respectively, of deferred income tax expense for differences in the book and tax treatment of goodwill offset in part by $0.4 million and $0.2 million, respectively, in state and foreign income taxes refund.

Income tax expense for the three and six months ended June 30, 2013 was $1.0 million and $2.1 million, respectively, and included $0.7 million and $1.1 million, respectively, of deferred income tax expense which included $0.7 million and $1.3 million, respectively, related to the book and tax treatment of goodwill offset in part by other taxes of approximately $0.3 million and $0.8 million. The income tax expense also included $0.3 million and $0.6 million in state, foreign and other income taxes.
The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company had $29.9 million and $31.2 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013, respectively, relating to goodwill basis differences.
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

10. Related party transactions
The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR provides certain structuring, consulting and management advisory services. During the three and six months ended June 30, 2012 and 2013, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $0.7 million, respectively. As of December 31, 2012 and June 30, 2013, the Company owed KKR $0.4 million for each period respectively for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets. The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees or expenses related to Capstone were incurred during the three and six months ended June 30, 2012 and June 30, 2013. At December 31, 2012 the Company owed Capstone $0.3 million, and had no outstanding payables as of June 30, 2013.
In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $14.0 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes at June 30, 2013. At December 31, 2012, entities affiliated with KKR-AM owned approximately $14.7 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes.
The Company sells products to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2012 totaled $0.1 million and $0.3 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and six months ended June 30, 2013 were approximately $0.1 million, respectively. At December 31, 2012, accounts receivable from Biomet, Inc. aggregated $0.1 million. At June 30, 2013, accounts receivable from Biomet were negligible.
The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.2 million and $0.4 million in fees in connection with this agreement for the three and six month periods ended June 30, 2012 and June 30, 2013, respectively. At December 31, 2012 and June 30, 2013, the amount due to SunGard totaled approximately $0.1 million.

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
The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2012 and June 30, 2013 (in thousands):

		Fair Value Measurements at December 31, 2012 determined using
	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$210	$210	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141

		Fair Value Measurements at June 30, 2013 determined using
	Total Carrying Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$141	$—	$—	$141
For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates. The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•
Accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2012 and June 30, 2013 based on the short-term nature of these items.

•
Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At June 30, 2013, the fair value of the Senior Secured Notes, which is Level 2 in the fair value hierarchy, was approximately 103.5%, or $414 million, compared to their carrying value of $400 million.

•
Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate. The Company intends to carry the Senior Subordinated Notes until their maturity. At June 30, 2013 the fair value of the Senior Subordinated Notes, which is Level 2 in the fair value hierarchy, was approximately 92%, or $289.8 million, compared to their carrying value of $315 million.

12. Commitments and Contingencies
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
At each of December 31, 2012 and June 30, 2013, the Company maintained a reserve for environmental liabilities of approximately $1.6 million and $1.4 million. The Company expects to pay $0.1 million during the balance of 2013.

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
The following tables present the unaudited condensed consolidating statements of operations and the unaudited condensed consolidating statements of comprehensive (loss) income for the three and six months ended June 30, 2012 and 2013 the unaudited condensed consolidating balance sheets as of December 31, 2012 and June 30, 2013, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2013, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.
Unaudited Condensed Consolidating Statements of Operations —
Three months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116,546	$10,208	$(756)	$125,998
Cost of sales (exclusive of amortization)	—	86,723	7,047	(756)	93,014
Selling, general and administrative expenses	23	12,877	914	—	13,814
Research and development expenses	—	243	229	—	472
Restructuring expenses	—	1,485	—	—	1,485
Amortization of intangible assets	3,735	—	—	—	3,735
(Gain) loss on disposal of assets	—	(40)	8	—	(32)
(Loss) income from continuing operations	(3,758)	15,258	2,010	—	13,510
Interest (expense) income, net	(17,232)	663	(689)	—	(17,258)
Other (expense) income, net	—	(2,116)	1,258	—	(858)
Equity in earnings (losses) of affiliates	15,382	1,795	—	(17,177)	—
(Loss) income from continuing operations before income taxes	(5,608)	15,600	2,579	(17,177)	(4,606)
Provision for income taxes	—	347	784	—	1,131
Net (loss) income from continuing operations	(5,608)	15,253	1,795	(17,177)	(5,737)
Net income from discontinued operations, net of tax	—	129	—	—	129
Net (loss) income	$(5,608)	$15,382	$1,795	$(17,177)	$(5,608)

Unaudited Condensed Consolidating Statements of Operations —
Three months ended June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$120,112	$10,898	$(277)	$130,733
Cost of sales (exclusive of amortization)	—	87,727	7,880	(277)	95,330
Selling, general and administrative expenses	30	11,908	840	—	12,778
Research and development expenses	—	327	220	—	547
Impairment of goodwill	12,128	—	—	—	12,128
Restructuring expenses	—	(170)	—	—	(170)
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of assets	—	708	28	—	736
(Loss) income from continuing operations	(15,893)	19,612	1,930	—	5,649
Interest (expense) income, net	(17,277)	714	(708)	—	(17,271)
Other income (expense), net	242	256	(529)	—	(31)
Equity in earnings of affiliates	20,257	415	—	(20,672)	—
(Loss) income from continuing operations before income taxes	(12,671)	20,997	693	(20,672)	(11,653)
Provision for income taxes	—	740	278	—	1,018
Net (loss) income from continuing operations	(12,671)	20,257	415	(20,672)	(12,671)
Net income from discontinued operations, net of tax	—	—	—	—	—
Net (loss) income	$(12,671)	$20,257	$415	$(20,672)	$(12,671)

Unaudited Condensed Consolidating Statements of Operations —
Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231,254	$20,458	$(1,147)	$250,565
Cost of sales (exclusive of amortization)	—	175,089	14,178	(1,147)	188,120
Selling, general and administrative expenses	48	26,782	1,839	—	28,669
Research and development expenses	—	497	448	—	945
Restructuring expenses	—	1,838	—	—	1,838
Amortization of intangible assets	7,470	—	—	—	7,470
(Gain) loss on disposal of assets	—	(41)	8	—	(33)
(Loss) income from continuing operations	(7,518)	27,089	3,985	—	23,556
Interest (expense) income, net	(34,448)	1,340	(1,392)	—	(34,500)
Other (expense) income, net	—	(1,321)	639	—	(682)
Equity in earnings (losses) of affiliates	29,372	1,961	—	(31,333)	—
(Loss) income from continuing operations before income taxes	(12,594)	29,069	3,232	(31,333)	(11,626)
Provision for income taxes	—	447	1,271	—	1,718
Net (loss) income from continuing operations	(12,594)	28,622	1,961	(31,333)	(13,344)
Net income from discontinued operations, net of tax	—	750	—	—	750
Net (loss) income	$(12,594)	$29,372	$1,961	$(31,333)	$(12,594)

Unaudited Condensed Consolidating Statements of Operations —
Six months ended June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231,211	$20,963	$(643)	$251,531
Cost of sales (exclusive of amortization)	—	175,937	14,964	(643)	190,258
Selling, general and administrative expenses	62	25,152	1,811	—	27,025
Research and development expenses	—	625	374	—	999
Impairment of goodwill	63,128	—	—	—	63,128
Restructuring expenses	—	(181)	—	—	(181)
Amortization of intangible assets	7,470	—	—	—	7,470
Loss on disposal of assets	—	666	26	—	692
(Loss) income from continuing operations	(70,660)	29,012	3,788	—	(37,860)
Interest (expense) income, net	(34,580)	1,408	(1,405)	—	(34,577)
Other income (expense), net	923	(854)	(249)	—	(180)
Equity in earnings of affiliates	29,577	1,447	—	(31,024)	—
(Loss) income from continuing operations before income taxes	(74,740)	31,013	2,134	(31,024)	(72,617)
Provision for income taxes	—	1,436	687	—	2,123
Net (loss) income from continuing operations	(74,740)	29,577	1,447	(31,024)	(74,740)
Net income from discontinued operations, net of tax	—	—	—	—	—
Net (loss) income	$(74,740)	$29,577	$1,447	$(31,024)	$(74,740)

Unaudited Condensed Consolidating Balance Sheets
December 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$53,812	$6,090	$—	$59,902
Accounts receivable, net	—	46,992	2,929	(518)	49,403
Inventories	—	52,807	4,262	—	57,069
Prepaid expenses and other current assets	215	10,399	359	—	10,973
Total current assets	215	164,010	13,640	(518)	177,347
Property, plant and equipment, net	—	90,473	25,396	—	115,869
Intercompany receivables, net	—	365,713	—	(365,713)	—
Investment in subsidiaries	554,794	9,143	—	(563,937)	—
Goodwill	619,443	—	—	—	619,443
Other intangible assets, net	134,747	—	—	—	134,747
Deferred financing costs and other assets, net	13,269	(8)	505	—	13,766
Total assets	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172
Current portion of long-term debt	$—	$11	$—	$—	$11
Accounts payable	1	18,613	1,948	(518)	20,044
Accrued expenses and other current liabilities	19,317	20,267	3,927	—	43,511
Total current liabilities	19,318	38,891	5,875	(518)	63,566
Long-term debt	1,057,832	—	21,175	(365,713)	713,294
Other long-term liabilities	911	35,646	3,348	—	39,905
Total liabilities	1,078,061	74,537	30,398	(366,231)	816,765
Equity	244,407	554,794	9,143	(563,937)	244,407
Total liabilities and equity	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172

Unaudited Condensed Consolidating Balance Sheets
June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$52,397	$8,089	$—	$60,486
Accounts receivable, net	—	52,688	4,089	(272)	56,505
Inventories	—	55,641	4,910	—	60,551
Prepaid expenses and other current assets	44	3,078	266	—	3,388
Total current assets	44	163,804	17,354	(272)	180,930
Property, plant and equipment, net	—	89,488	26,935	—	116,423
Intercompany receivables, net	—	398,943	—	(398,943)	—
Investment in subsidiaries	584,438	10,934	—	(595,372)	—
Goodwill	556,315	—	—	—	556,315
Other intangible assets, net	127,277	—	—	—	127,277
Deferred financing costs and other assets, net	11,828	70	487	—	12,385
Total assets	$1,279,902	$663,239	$44,776	$(994,587)	$993,330
Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	—	21,011	3,027	(272)	23,766
Accrued expenses and other current liabilities	19,303	21,447	4,734	—	45,484
Total current liabilities	19,303	42,465	7,761	(272)	69,257
Long-term debt	1,089,703	—	22,710	(398,943)	713,470
Other long-term liabilities	971	36,336	3,371	—	40,678
Total liabilities	1,109,977	78,801	33,842	(399,215)	823,405
Equity	169,925	584,438	10,934	(595,372)	169,925
Total liabilities and equity	$1,279,902	$663,239	$44,776	$(994,587)	$993,330

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Three months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,608)	$15,382	$1,795	$(17,177)	$(5,608)
Other comprehensive income (loss):
Unrealized gain on available for sale security	193	—	—	—	193
Cumulative translation adjustment	(540)	(139)	(401)	540	(540)
Comprehensive (loss) income	$(5,955)	$15,243	$1,394	$(16,637)	$(5,955)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Three months ended June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(12,671)	$20,257	$415	$(20,672)	$(12,671)
Other comprehensive income (loss):
Unrealized loss on available for sale security	(3)	—	—	—	(3)
Realized gain on available for sale security	(242)	—	—	—	(242)
Cumulative translation adjustment	325	2	323	(325)	325
Comprehensive (loss) income	$(12,591)	$20,259	$738	$(20,997)	$(12,591)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(12,594)	$29,372	$1,961	$(31,333)	$(12,594)
Other comprehensive income (loss):
Unrealized gain on available for sale security	193	—	—	—	193
Cumulative translation adjustment	14	55	(41)	(14)	14
Comprehensive (loss) income	$(12,387)	$29,427	$1,920	$(31,347)	$(12,387)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Six months ended June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(74,740)	$29,577	$1,447	$(31,024)	$(74,740)
Other comprehensive income (loss):
Unrealized gain on available for sale security	32	—	—	—	32
Realized gain on available for sale security	(242)	—	—	—	(242)
Cumulative translation adjustment	68	(277)	345	(68)	68
Comprehensive (loss) income	$(74,882)	$29,300	$1,792	$(31,092)	$(74,882)

Unaudited Condensed Consolidating Statements of Cash Flows —
Six months ended June 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(32,360)	$34,588	$3,975	$—	$6,203
Net cash provided by operating activities of discontinued operations	—	2,017	—	—	2,017
Net cash (used in) provided by operating activities	(32,360)	36,605	3,975	—	8,220
Cash flows from investing activities:
Capital expenditures	—	(257)	(7,220)	—	(7,477)
Proceeds from disposition of assets	—	24	—	—	24
Net cash used in investing activities of continuing operations	—	(233)	(7,220)	—	(7,453)
Net cash provided by investing activities of discontinued operations	—	7,528	—	—	7,528
Net cash provided by (used in) investing activities	—	7,295	(7,220)	—	75
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(11)	—	—	(11)
Intercompany receipts (advances)	32,403	(35,097)	2,694	—	—
Repurchase of parent company stock	(43)	—	—	—	(43)
Cash flows provided by (used in) financing activities	32,360	(35,108)	2,694	—	(54)
Effect of exchange rate changes in cash	—	28	(157)	—	(129)
Net increase (decrease) in cash	—	8,820	(708)	—	8,112
Cash, beginning of period	—	32,627	6,231	—	38,858
Cash, end of period	$—	$41,447	$5,523	$—	$46,970

Unaudited Condensed Consolidating Statements of Cash Flows —
Six months ended June 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(32,424)	$30,583	$4,612	$—	$2,771
Net cash used in operating activities of discontinued operations	—	(108)	—	—	(108)
Net cash (used in) provided by operating activities	(32,424)	30,475	4,612	—	2,663
Cash flows from investing activities:
Capital expenditures	—	(6,265)	(3,999)	—	(10,264)
Proceeds from sale of equipment	—	56	7	—	63
Proceeds from the sale of available for sale securities	242	—	—	—	242
Net cash provided by (used in) investing activities of continuing operations	242	(6,209)	(3,992)	—	(9,959)
Net cash provided by investing activities of discontinued operations	—	7,987	—	—	7,987
Net cash provided by (used in) investing activities	242	1,778	(3,992)	—	(1,972)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(7)	—	—	(7)
Intercompany receipts (advances)	32,182	(33,633)	1,451	—	—
Cash flows provided by (used in) financing activities	32,182	(33,640)	1,451	—	(7)
Effect of exchange rate changes in cash	—	(28)	(72)	—	(100)
Net (decrease) increase in cash	—	(1,415)	1,999	—	584
Cash, beginning of period	—	53,812	6,090	—	59,902
Cash, end of period	$—	$52,397	$8,089	$—	$60,486

15. Changes in Stockholders' Equity
The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2013:

	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2013	1,000	$—	$639,610	$(2,554)	$(392,649)	$244,407
Comprehensive loss:
Net loss		—	—	—	(74,740)	(74,740)
Unrealized gain on available for sale security		—	—	32	—	32
Realized gain on available for sale security	—	—	—	(242)	—	(242)
Cumulative translation adjustment		—	—	68	—	68
Total comprehensive loss						(74,882)
Stock-based compensation and other		—	400	—	—	400
Balance, June 30, 2013	1,000	$—	$640,010	$(2,696)	$(467,389)	$169,925

16. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss for the three months ended June 30, 2012 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at April 1, 2012	$(317)	$1,155	$(1,550)	$(712)
Other comprehensive income before reclassifications	—	193	(540)	(347)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	193	(540)	(347)
Balance at June 30, 2012	$(317)	$1,348	$(2,090)	$(1,059)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2013 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at April 1, 2013	$(1,159)	$245	$(1,862)	$(2,776)
Other comprehensive (loss) income before reclassifications	—	(245)	325	80
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	(245)	325	80
Balance at June 30, 2013	$(1,159)	$—	$(1,537)	$(2,696)

The following table summarizes the changes in accumulated other comprehensive loss for the six months ended June 30, 2012 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2012	$(317)	$1,155	$(2,104)	$(1,266)
Other comprehensive income before reclassifications	—	193	14	207
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	193	14	207
Balance at June 30, 2012	$(317)	$1,348	$(2,090)	$(1,059)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2013	$(1,159)	$210	$(1,605)	$(2,554)
Other comprehensive (loss) income before reclassifications	—	(210)	68	(142)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	(210)	68	(142)
Balance at June 30, 2013	$(1,159)	$—	$(1,537)	$(2,696)

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

During the first quarter of 2013, the Company reorganized its business into two segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment"). The AS Segment is led by a vice president and general manager who reports to the Chief Executive Officer. This segment produces products for (1) orthopaedics that include joint, spinal, anthroscopy, and trauma products, and (2) endoscopy that include products for gastrointestinal, urology, and laparoscopy products. The CV Segment is also led by a vice president and general manager who reports to the Chief Executive Officer. This segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defribillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannulae kits, vein grafting and bypass instruments. As a result, the Company's reportable segment information has been restated to reflect the current structure.

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

The Company's net sales and Adjusted EBITDA by segment as well as a reconciliation of Total Adjusted EBITDA to the consolidated loss from continuing operations before provision for income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Net sales:
Cardio & Vascular	$79,497	$81,193	$156,685	$157,168
Advanced Surgical	49,057	50,467	98,174	95,658
Intersegment	(2,556)	(927)	(4,294)	(1,295)
Total net sales	$125,998	$130,733	$250,565	$251,531

Adjusted EBITDA:
Cardio & Vascular	$23,515	$23,833	$47,451	$45,716
Advanced Surgical	8,016	8,422	14,116	13,145
Corporate Services	(5,364)	(4,716)	(13,775)	(12,808)
Total Adjusted EBITDA	$26,167	$27,539	$47,792	$46,053

Reconciliation of Adjusted EBITDA to income from continuing operations before provision for income taxes
Impairment of goodwill	$—	$(12,128)	$—	$(63,128)
Interest expense, net	(17,258)	(17,271)	(34,500)	(34,577)
Depreciation and amortization	(9,838)	(8,102)	(19,488)	(16,228)
Stock-based compensation - employees	(142)	(185)	(182)	(400)
Stock-based compensation - non-employees	(22)	(30)	(45)	(60)
Employee severance and relocation	(556)	(417)	(1,370)	(819)
Restructuring expenses	(1,485)	170	(1,838)	181
Plant closure costs	(154)	(47)	(323)	(1,217)
Currency (loss)	(905)	(272)	(720)	(1,120)
Gain (loss) on disposal of property and equipment	32	(736)	33	(692)
Other taxes	(110)	(64)	(315)	(148)
Management fees to stockholder	(335)	(352)	(670)	(704)
Gain from the sale of available for sale securities	—	242	—	242
Total adjustments	$(30,773)	$(39,192)	$(59,418)	$(118,670)

Loss from continuing operations before provision for income taxes	$(4,606)	$(11,653)	$(11,626)	$(72,617)

The Company's capital expenditures by segment at June 30, 2012 and June 30, 2013 are as follows (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2013
Capital expenditures:
Cardio & Vascular	$3,787	$5,590
Advanced Surgical	2,467	4,659
Corporate	1,223	15
Total capital expenditures	$7,477	$10,264

The Company's assets by segment at December 31, 2012 and June 30, 2013 are as follows (in thousands):

	December 31, 2012	June 30, 2013
Assets:
Cardio & Vascular	$606,304	$620,850
Advanced Surgical	245,619	177,671
Corporate Services	209,249	194,809
Total assets	$1,061,172	$993,330

18. Subsequent Events
On July 19, 2013, Dean Schauer notified the Company that he will resign from his position as the Company's Executive Vice President, General Manager, Cardio & Vascular Segment, effective August 16, 2013. A search is underway to identify and hire a replacement. Until a replacement is found, Donald J. Spence, the Company's Chairman and Chief Executive Officer, will serve as interim General Manager of the Cardio & Vascular Group.

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
During each of the three and six months ended June 30, 2012, our ten largest customers accounted for approximately 66% of our consolidated net sales. During the three and six months ended June 30, 2013, our ten largest customers accounted for approximately 68% and 67% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three and six months ended June 30, 2012 and four customers each accounted for 10% or more of our consolidated net sales during the three and six months ended June 30, 2013. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of our consolidated net sales were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Customer A	13%	17%	13%	16%
Customer B	16%	14%	17%	14%
Customer C	11%	11%	11%	11%
Customer D	*	10%	*	10%

Recent Developments

Segment Reporting

During the first quarter of 2013, we reorganized our business into two segments: Advanced Surgical ("AS Segment") and Cardio & Vascular ("CV Segment"). The AS Segment produces products for (1) orthopaedics that include joint, spinal, anthroscopy, and trauma products, and (2) endoscopy that include products for gastrointestinal, urology, and laparoscopy products. The CV Segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defribillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannulae kits, vein grafting and bypass instruments. We have presented prior period information for 2012 to conform to current year presentation of our reportable segments.

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

We recorded the following amounts as net income on discontinued operations during the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Loss on disposition of discontinued operations	$—	$—	$—	$—
Income from discontinued operations	129	—	750	—
Net income from discontinued operations, net of tax	$129	$—	$750	$—

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth our operating data derived from the unaudited condensed consolidated statements of continuing operations for the three months ended June 30, 2012 and 2013, presented as a percentage of net sales.

	Three Months Ended
	June 30, 2012	June 30, 2013
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	73.8	72.9
Gross profit	26.2	27.1
Selling, general and administrative expenses	11.0	9.8
Research and development expenses	0.4	0.4
Impairment of goodwill	—	9.3
Restructuring expenses and other	1.1	0.4
Amortization of intangible assets	3.0	2.9
Income from continuing operations	10.7%	4.3%

Net Sales

The following table shows the net sales by segment for the three months ended June 30, 2012 and June 30, 2013 (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2013	Increase(Decrease)	% Change
Net Sales:
Cardio & Vascular segment	$79,010	$80,726	$1,716	2.2%
Advanced Surgical segment	46,988	50,007	3,019	6.4%
Total Net Sales	$125,998	$130,733	$4,735	3.8%
Net sales for the three months ended June 30, 2013 were $130.7 million, an increase of $4.7 million, or 3.8%, compared to net sales of $126.0 million for the three months ended June 30, 2012. Net sales were impacted by positive volume increases in both segments of approximately $7.1 million. Increases in volume were offset by price decreases of $2.1 million, and $0.3 million related to decreased sales of platinum, changes in precious metal prices do not benefit gross profit. Net sales were also impacted by minimal fluctuations in foreign currency values.
Net sales for the three months ended June 30, 2013 for the CV Segment were $80.7 million, an increase of $1.7 million, or 2.2%, compared to net sales of $79.0 million for the three months ended June 30, 2012. The increase in net sales for the CV Segment is primarily attributed to increased volume of approximately $3.4 million, offset by price decreases of $1.4 million and $0.3 million related to decreased sales of platinum. Net sales were also impacted by minimal fluctuations in foreign currency values.
Net sales for the three months ended June 30, 2013 for the AS Segment were $50.0 million, an increase of $3.0 million, or 6.4%, as compared to net sales of $47.0 million for the three months ended June 30, 2012. The increase in net sales for the AS Segment is primarily related to increases in volume of $3.7 million, offset by decreases in price of $0.7 million.

Cost of sales
The following table shows the cost of sales by segment for the three months ended June 30, 2012 and June 30, 2013 (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2013	Increase (Decrease)	% Change
Cost of Sales:
Cardio & Vascular segment	$55,043	$55,223	$180	0.3%
Advanced Surgical segment	37,971	40,107	2,136	5.6%
Total cost of sales	$93,014	$95,330	$2,316	2.5%
Cost of sales were $95.3 million for the three months ended June 30, 2013 compared to $93.0 million for the three months ended June 30, 2012, an increase of $2.3 million, or 2.5%. Cost of sales reflects our variable manufacturing and fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to higher costs from increased volume comprised of the following: material increases of $2.1 million, which included $0.3 million of platinum cost pass through, $0.8 million related to increased manufacturing staffing, and $1.0 million due to lower utilization of our fixed cost infrastructure. These increases were offset by $1.6 million of lower depreciation.

Cost of sales for the CV Segment for the three months ended June 30, 2013 were $55.2 million compared to $55.0 million for the three months ended June 30, 2012, an increase of $0.2 million, or 0.3%. The increase in cost of sales for the CV Segment was primarily attributable to material increases of $0.4 million, which included $0.3 million of platinum cost pass through, and $0.6 million due to lower utilization of our fixed cost infrastructure. These increases were offset by $0.1 million related to decreased manufacturing staffing, and $0.7 million of lower depreciation.

Cost of sales for the AS Segment for the three months ended June 30, 2013 were $40.1 million compared to $38.0 million for the three months ended June 30, 2012, an increase of $2.1 million, or 5.6%. The increase in cost of sales for the AS Segment was primarily attributable to material increases of $1.7 million, $0.9 million related to increased manufacturing staffing and $0.4 million due to lower utilization of our fixed cost infrastructure. These increases were offset by $0.9 million of lower depreciation.

Gross profit
The following table shows the gross profit by segment for the three months ended June 30, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2013	Increase (Decrease)	% Change
Gross Profit:
Cardio & Vascular segment	$23,967	$25,503	$1,536	6.4%
Advanced Surgical segment	9,017	9,900	883	9.8%
Total gross profit	$32,984	$35,403	$2,419	7.3%
Gross profit was $35.4 million, or 27.1%, of net sales, for the three months ended June 30, 2013 compared to $33.0 million, or 26.2%, of net sales for the three months ended June 30, 2012. As a percentage of sales, gross profit increased 0.9% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to increased sales volume.
Gross profit for the CV Segment for the three months ended June 30, 2013 was $25.5 million compared to $24.0 million for the three months ended June 30, 2012, an increase of $1.5 million, or 6.4%, primarily attributable to increased sales volume, offset in part by higher manufacturing costs.
Gross profit for the A for the three months ended June 30, 2013 was $9.9 million compared to $9.0 million for the three months ended June 30, 2012, an increase of $0.9 million, or 9.8%, primarily attributable to increased sales volume, offset in part by higher manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, were $12.8 million for the three months ended June 30, 2013 compared to $13.8 million for the three months ended June 30, 2012.  The $1.0 million decrease in SG&A expenses were primarily attributable to lower compensation costs, professional fees and depreciation.
Research and Development Expenses
Research and development, or R&D, expenses for each of the three months ended June 30, 2013 and June 30, 2012 were approximately $0.5 million. R&D expenses represent costs related to the development of new or improved manufacturing technologies.
Impairment of Goodwill
During the first quarter of 2013, we reorganized our business into two segments, as noted above. As a result, our reportable segment information has been restated to reflect the current structure. The evaluation of the reporting units has also been reassessed and changed to reflect the current structure and operations. During the first quarter of fiscal 2013, goodwill was reassigned to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $134.0 million being assigned to its AS reporting unit, and $485.4 million being assigned to its CV reporting unit.
After preliminary allocation of the goodwill, the carrying amount of the AS reporting unit exceeds its fair value by approximately $16 million, which required us to perform an interim goodwill impairment test for the AS reporting unit. Pursuant to the next step of impairment testing, we calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. During the first quarter of 2013, the Company had not finalized this step of its impairment testing due to the complexities involved in estimating fair value. In accordance with accounting guidance, the Company recognized an estimated impairment charge and recorded a pre-tax goodwill impairment charge of $51.0 million in the first quarter of 2013. The Company finalized the second step of the analysis in the second quarter of 2013 and recorded an additional pre-tax goodwill impairment charge of $12.1 million for a total pre-tax goodwill impairment charge of $63.1 million as of June 30, 2013.
Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Interest Expense, net
Interest expense, net, was $17.3 million for each of the three month periods ended June 30, 2013 and June 30, 2012.
Other (Expense) Income, net
Other (expense) income, net was ($0.1) million and ($0.9) million for the three month periods ended June 30, 2013 and June 30, 2012, respectively. Included in other (expense) income, net are foreign currency gains and losses. During the three months ended June 30, 2013, we recorded a currency loss of approximately $0.3 million compared to a loss of approximately $0.9 million during the three months ended June 30, 2012. The change is due to fluctuation in foreign currency exchange rates during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In addition, we recorded an income of $0.2 million during the three months ended June 30, 2013 related to sales of available for sales securities.
Income Tax Expense
Income tax expense for the three months ended June 30, 2013 was $1.0 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in state and foreign income taxes. Income tax expense for the three months ended June 30, 2012 was $1.1 million and included approximately $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill offset in part by $0.4 million in state and foreign income taxes refund.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth our operating data derived from the unaudited condensed consolidated statements of continuing operations for the six months ended June 30, 2012 and 2013, presented as a percentage of net sales.

	Six Months Ended
	June 30, 2012	June 30, 2013
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	75.1	75.6
Gross profit	24.9	24.4
Selling, general and administrative expenses	11.4	10.7
Research and development expenses	0.4	0.4
Impairment of goodwill	—	25.1
Restructuring expenses and other	0.7	0.2
Amortization of intangible assets	3.0	3.0
Income from continuing operations	9.4%	(15.0)%

Net Sales

The following table shows the net sales by segment for the six months ended June 30, 2012 and June 30, 2013 (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2013	Increase(Decrease)	% Change
Net Sales:
Cardio & Vascular segment	$155,911	$156,579	$668	0.4%
Advanced Surgical segment	94,654	94,952	298	0.3%
Total Net Sales	$250,565	$251,531	$966	0.4%
Net sales for the six months ended June 30, 2013 were $251.5 million, an increase of approximately $1.0 million, or 0.4%, compared to net sales of $250.6 million for the six months ended June 30, 2012. Net sales were impacted by positive volume increases in both segments of approximately $5.9 million. Increases in volume were offset by price decreases of $4.0 million and $0.9 million related to decreased sales of platinum, changes in precious metal prices do not benefit gross profit. Net sales were also impacted by minimal fluctuations in foreign currency values.

Net sales for the six months ended June 30, 2013 for the CV Segment were $156.6 million, an increase of $0.7 million, or 0.4%, compared to net sales of $155.9 million for the six months ended June 30, 2012. The increase in net sales for the CV Segment is primarily attributed to increased volume of $4.4 million offset by price decreases of $2.8 million and $0.9 million related to decreased sales of platinum.
Net sales for the six months ended June 30, 2013 for the AS Segment were $95.0 million, an increase of $0.3 million, or 0.3%, as compared to net sales of $94.7 million for the six months ended June 30, 2012. The increase in net sales for the AS Segment is primarily related to increases in volume of $1.5 million offset by decreases in price of $1.2 million.

Cost of sales
The following table shows the cost of sales by segment for the six months ended June 30, 2012 and June 30, 2013 (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2013	Increase (Decrease)	% Change
Cost of Sales:
Cardio & Vascular segment	$108,433	$110,436	$2,003	1.8%
Advanced Surgical segment	79,687	79,822	135	0.2%
Total cost of sales	$188,120	$190,258	$2,138	1.1%
Cost of sales were $190.3 million for the six months ended June 30, 2013 compared to $188.1 million for the six months ended June 30, 2012, an increase of $2.1 million, or 1.1%. Cost of sales reflects our variable manufacturing and fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to higher costs from increased volume comprised of the following: material increases of $0.3 million which included $0.9 million of platinum cost pass through, $0.9 million related to increased manufacturing staffing, approximately $1.9 million of increased medical benefit expense, and $2.0 million due to lower utilization of our fixed cost infrastructure. These increases were offset by $3.0 million of lower depreciation.

Cost of sales for the CV Segment for the six months ended June 30, 2013 was $110.4 million compared to $108.4 million for the six months ended June 30, 2012, an increase of $2.0 million, or 1.8%. The increase in cost of sales for the CV Segment was primarily attributable to overhead staffing increases of $1.0 million, $1.1 million of increased medical benefit expense, and $1.6 million due to lower utilization of our fixed cost infrastructure. These increases were offset by material decreases of $0.2 million which included $0.9 million of platinum cost pass through, $0.3 million related to decreased manufacturing staffing, and $1.2 million of lower depreciation.

Cost of sales for the AS Segment for the six months ended June 30, 2013 was $79.8 million compared to $79.7 million for the six months ended June 30, 2012, an increase of $0.1 million, or 0.2%. The increase in cost of sales for the AS Segment was primarily attributable to increased material cost of $0.5 million, $1.2 million related to increased manufacturing staffing, $0.8 million of increased medical benefit expense, and $0.4 million due to lower utilization of our fixed cost infrastructure. These increases were offset by lower overhead staffing costs of $1.0 million, and $1.8 million of lower depreciation.

Gross profit
The following table shows the gross profit by segment for the six months ended June 30, 2013 and June 30, 2012 (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2013	Increase (Decrease)	% Change
Gross Profit:
Cardio & Vascular segment	$47,478	$46,143	$(1,335)	(2.8)%
Advanced Surgical segment	14,967	15,130	163	1.1%
Total gross profit	$62,445	$61,273	$(1,172)	(1.9)%

Gross profit was $61.3 million, or 24.4%, of net sales, for the six months ended June 30, 2013 compared to $62.4 million, or 24.9%, of net sales for the six months ended June 30, 2012. As a percentage of sales, gross profit decreased 0.5% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 driven primarily by the CV Segment.
Gross profit for the CV Segment for the six months ended June 30, 2013 was $46.1 million compared to $47.5 million for the six months ended June 30, 2012, a decrease of approximately $1.3 million, or 2.8%. The decrease in gross profit for the CV Segment was primarily a result of cost of sales growth, as described above, at a higher rate than revenue growth.
Gross profit for the AS Segment for the six months ended June 30, 2013 was $15.1 million compared to $15.0 million for the six months ended June 30, 2012, an increase of $0.1 million, or 1.1%. The increase in gross profit for the AS Segment was primarily a result the increase in sales offset in part by higher cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, were $27.0 million for the six months ended June 30, 2013 compared to $28.7 million for the six months ended June 30, 2012.  The $1.7 million decrease in SG&A expenses was primarily attributable to lower compensation costs, utility expenses, professional fees and depreciation.
Research and Development Expenses
Research and development, or R&D, expenses for the six months ended June 30, 2013 were approximately $1.0 million for each of the six months ended June 30, 2013 and June 30, 2012. R&D expenses represent costs related to the development of new or improved manufacturing technologies.
Impairment of Goodwill
During the first quarter of 2013, we reorganized our business into two segments, as noted above. As a result, our reportable segment information has been restated to reflect the current structure. The evaluation of the reporting units has also been reassessed and changed to reflect the current structure and operations. During the first quarter of fiscal 2013, goodwill was reassigned to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $134.0 million being assigned to its AS reporting unit, and $485.4 million being assigned to its CV reporting unit.
After preliminary allocation of the goodwill, the carrying amount of the AS reporting unit exceeds its fair value by approximately $16 million, which required us to perform an interim goodwill impairment test for the AS reporting unit. Pursuant to the next step of impairment testing, we calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. During the first quarter of 2013, the Company had not finalized this step of its impairment testing due to the complexities involved in estimating fair value. In accordance with accounting guidance, the Company recognized an estimated impairment charge and recorded a pre-tax goodwill impairment charge of $51.0 million during the first quarter of 2013. The Company finalized the second step of the analysis in the second quarter of 2013 and recorded an additional pre-tax goodwill impairment charge of $12.1 million for a total pre-tax goodwill impairment charge of $63.1 million as of June 30, 2013.
Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Interest Expense, net
Interest expense, net, was $34.6 million and $34.5 million for the six month periods ended June 30, 2013 and June 30, 2012, respectively.
Other (Expense) Income, net
Other (expense) income, net was ($0.2) million and ($0.7) million for the six month periods ended June 30, 2013 and June 30, 2012, respectively. Included in other (expense) income, net are foreign currency gains and losses. During the six months ended June 30, 2013, we recorded a currency loss of approximately $1.1 million compared to a loss of approximately $0.7 million during the six months ended June 30, 2012. The change is due to fluctuation in foreign currency exchange rates during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In addition, we recorded income of $0.9 million during the six months ended June 30, 2013 related to a distribution from the demutualization of an insurance company that carries our product liability insurance and sales of available for sale securities in 2013.

Income Tax Expense
Income tax expense for the six months ended June 30, 2013 was $2.1 million and included $1.3 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.6 million in state and foreign income taxes. Income tax expense for the six months ended June 30, 2012 was $1.7 million and included approximately $1.5 million of deferred income tax expense for differences in the book and tax treatment of goodwill offset in part by $0.2 million in state and foreign income taxes refund.

Liquidity and Capital Resources
Our principal source of liquidity is our cash flow from continuing operations and borrowings available to us under our $75 million ABL Revolver. At June 30, 2013, we had $10.9 million of letters of credit outstanding and no outstanding loans under the ABL Revolver. As of June 30, 2013, our total indebtedness amounted to $715.0 million.
Cash provided by operating activities of continuing operations was $2.8 million during the six months ended June 30, 2013 compared to cash provided by continuing operations of $6.2 million during the six months ended June 30, 2012, an increase of $3.4 million used by operating activities of continuing operations.
Cash used in investing activities of continuing operations was $10.0 million during the six months ended June 30, 2013 compared to $7.5 million during the six months ended June 30, 2012. The increase in cash used for investing activities of continuing operations was primarily related to an increase in capital expenditures. Cash provided by investing activities of discontinued operations was $8.0 million during the six months ended June 30, 2013 while cash provided by investing activities of discontinued operations was $7.5 million for the six months ended June 30, 2012. The increase in cash provided by investing activities of discontinued operations was primarily related to the receipt of proceeds from the sale of our Watertown, CT facility, during the six months ended June 30, 2013.
The Company's cash used in financing activities for the six months ended June 30, 2013 and June 30, 2012 was not significant.
Our planned capital expenditures for 2013 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements. We expect that these investments will be financed from cash flows from continuing operations.
As of June 30, 2013, we have a liability of $1.4 million, of which the Company expects to pay $0.1 million during 2013, for environmental clean-up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at June 30, 2013 includes $1.4 million related to our Collegeville location.
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

Indebtedness
At June 30, 2013, our aggregate debt was approximately $715.0 million, substantially all of which is due in 2017. Our debt consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $33.2 million at June 30, 2013, after collaterlizing approximately $10.9 million of letters of credit. No amounts have been drawn under the facility since it was put in place in January 2010. As of June 30, 2013, we were in compliance with the covenants of our debt agreements.
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
The following table sets forth a reconciliation of net loss to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
RECONCILIATION OF NET LOSS TO EBITDA:
Net loss	$(5,608)	$(12,671)	$(12,594)	$(74,740)
Interest expense, net	17,258	17,271	34,500	34,577
Provision for income taxes	1,131	1,018	1,718	2,123
Depreciation and amortization	9,838	8,102	19,488	16,228
EBITDA	$22,619	$13,720	$43,112	$(21,812)

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
EBITDA	$22,619	$13,720	$43,112	$(21,812)
Adjustments:
Impairment of goodwill	—	12,128	—	63,128
Stock-based compensation – employees	142	185	182	400
Stock-based compensation - non-employees	22	30	45	60
Employee severance and relocation	556	417	1,370	819
Income from discontinued operations, net	(129)	—	(750)	—
Restructuring expenses	1,485	(170)	1,838	(181)
Plant closure costs	154	47	323	1,217
Currency loss	905	272	720	1,120
(Gain) loss on disposal of assets	(32)	736	(33)	692
Other taxes	110	64	315	148
Management fees to stockholder	335	352	670	704
Gain from the sale of available for sale securities	—	(242)	—	(242)
Adjusted EBITDA	$26,167	$27,539	$47,792	$46,053
The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Adjusted EBITDA	$26,167	$27,539	$47,792	$46,053
Net changes in operating assets and liabilities	1,411	884	(4,178)	(5,478)
Interest expense, net	(17,258)	(17,271)	(34,500)	(34,577)
Deferred tax provision	741	682	1,479	1,104
Income tax (expense)	(1,131)	(1,018)	(1,718)	(2,123)
Amortization of debt discount and non-cash interest	777	819	1,533	1,619
Other items, net	(1,444)	(1,031)	(2,188)	(3,935)
Net cash provided by operating activities	$9,263	$10,604	$8,220	$2,663
Net cash provided by (used in) investing activities	$2,949	$(4,839)	$75	$(1,972)
Net cash used in financing activities	$(6)	$(2)	$(54)	$(7)

Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
The following table sets forth our long-term contractual obligations as of June 30, 2013 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$534,000	$33,500	$67,000	$433,500	$—
Senior Subordinated Notes (1)	456,750	31,500	63,000	362,250	—
Capital leases (1)	13	7	6	—	—
Operating leases	19,179	5,852	8,502	4,461	364
Purchase obligations (2)	64,159	56,975	7,184	—	—
Other obligations (3)	41,265	693	1,041	989	38,542
Total	$1,115,366	$128,527	$146,733	$801,200	$38,906

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)
Other obligations include share based payment obligations of $0.1 million payable to employees and $0.9 million payable to non-employees, environmental remediation obligations of $1.4 million, accrued compensation and pension benefits of $5.0 million, deferred income taxes of $32.5 million, accrued restructuring fees of $0.8 million and other obligations of $0.6 million.

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
During the six months ended June 30, 2013, and in connection with our reorganization into operating our business into two segments, we applied the relative fair value method to assigning goodwill to our reporting units.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 for a more complete discussion of the market risks we encounter.

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
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the six months ended June 30, 2013.

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

Accellent Inc.
August 14, 2013	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.
August 14, 2013	By:	/s/ Jeremy A. Friedman
Jeremy A. Friedman
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document
______________
*    Filed herewith.