Form 10-Q
period 2013-09-30
ACCELLENT INC
filed 2013-11-08
CIK 1342505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number: 333-130470
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No ☒
As of November 8, 2013, 1,000 shares of the registrant’s common stock were outstanding. The registrant is a wholly-owned subsidiary of Accellent Holdings Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCELLENT INC.
Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2012 and September 30, 2013
(in thousands, except share and per share data)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash	$59,902	$64,577
Accounts receivable, net of allowances of $2,106 and $2,508 as of December 31, 2012 and September 30, 2013, respectively	49,403	56,735
Inventory	57,069	63,329
Prepaid expenses and other current assets	10,973	3,403
Total current assets	177,347	188,044
Property, plant and equipment, net	114,809	116,315
Assets held for sale	1,060	880
Goodwill	619,443	556,315
Other intangible assets, net	134,747	123,543
Deferred financing costs and other assets, net	13,766	11,634
Total assets	$1,061,172	$996,731
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$11	$7
Accounts payable	20,044	22,259
Accrued payroll and benefits	6,829	11,766
Accrued interest	19,323	18,804
Accrued expenses and other current liabilities	17,359	15,915
Total current liabilities	63,566	68,751
Long-term debt	713,294	713,560
Other liabilities	39,905	40,984
Total liabilities	816,765	823,295
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	—	—
Additional paid-in capital	639,610	640,503
Accumulated other comprehensive loss	(2,554)	(2,041)
Accumulated deficit	(392,649)	(465,026)
Total stockholders’ equity	244,407	173,436
Total liabilities and stockholders’ equity	$1,061,172	$996,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2012 and 2013
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Net sales	$125,961	$135,437	$376,526	$386,968
Cost of sales (exclusive of amortization)	92,250	97,561	280,370	287,819
Gross profit	33,711	37,876	96,156	99,149
Operating expenses:
Selling, general and administrative expenses	12,833	12,511	41,502	39,536
Research and development expenses	419	508	1,364	1,507
Impairment of goodwill	—	—	—	63,128
Restructuring expenses	714	66	2,552	(115)
(Gain) loss on disposal of assets	(221)	204	(254)	896
Amortization of intangible assets	3,735	3,735	11,205	11,205
Total operating expenses	17,480	17,024	56,369	116,157
Income (loss) from continuing operations	16,231	20,852	39,787	(17,008)
Other (expense) income, net:
Interest expense, net	(17,379)	(17,288)	(51,879)	(51,865)
Other income (expense), net	592	(103)	(90)	(283)
Total other expense, net	(16,787)	(17,391)	(51,969)	(52,148)
(Loss) income from continuing operations before income taxes	(556)	3,461	(12,182)	(69,156)
Provision for income taxes	999	1,035	2,717	3,158
Net (loss) income from continuing operations	(1,555)	2,426	(14,899)	(72,314)
Net loss from discontinued operations, net of tax of $111 and $515 for the three and nine months ended September 30, 2012, respectively, and net of tax of $0 for the three and nine months ended September 30, 2013, respectively	(4,925)	(63)	(4,175)	(63)
Net (loss) income	$(6,480)	$2,363	$(19,074)	$(72,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2012 and 2013
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Net (loss) income	$(6,480)	$2,363	$(19,074)	$(72,377)
Other comprehensive income:
Unrealized (loss) gain on available for sale security	(250)	—	(57)	32
Realized gain on available for sale security	—	—	—	(242)
Cumulative translation adjustment	344	655	358	723
Other comprehensive income	94	655	301	513
Comprehensive (loss) income	$(6,386)	$3,018	$(18,773)	$(71,864)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2013
(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(19,074)	$(72,377)
Less net income from discontinued operations, net of tax	(4,175)	(63)
Net loss from continuing operations	(14,899)	(72,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,578	24,634
Amortization of debt discounts and non-cash interest accrued	2,329	2,449
Restructuring charges, net of payments	1,711	—
Impairment of goodwill	—	63,128
(Gain) loss on disposal of assets	(254)	896
Realized gain on available for sale of security	—	(242)
Deferred income tax expense	2,099	1,785
Non-cash compensation expense	432	908
Changes in operating assets and liabilities:
Accounts receivable	(3,853)	(7,319)
Inventory	(2,954)	(6,150)
Prepaid expenses and other current assets	(824)	(757)
Accounts payable, accrued expenses and other liabilities	381	5,599
Net cash provided by operating activities of continuing operations	13,746	12,617
Net cash provided by (used in) operating activities of discontinued operations	2,406	(265)
Net cash provided by operating activities	16,152	12,352
Cash flows from investing activities:
Capital expenditures	(13,180)	(16,193)
Proceeds from sale of property and equipment	264	68
Proceeds from the sale of available for sale securities	—	242
Net cash used in investing activities of continuing operations	(12,916)	(15,883)
Net cash provided by investing activities of discontinued operations	7,484	7,987
Net cash used in investing activities	(5,432)	(7,896)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(16)	(9)
Repurchase of common stock	(43)	—
Net cash used in financing activities	(59)	(9)
Effect of exchange rate changes	68	228
Net increase in cash	10,729	4,675
Cash, beginning of period	38,858	59,902
Cash, end of period	$49,587	$64,577
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,270	$49,846
Cash paid for income taxes	$2,749	$1,165
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accrued expenses	$854	$997
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCELLENT INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

During the first quarter of 2013, the Company reorganized its business into two segments. The reorganization changed the reporting structure and changed the composition of the Company's reporting units. During the third quarter of 2013 the Company classified certain long term assets as held for sale (see Note 7). As a result, prior year amounts have been reclassified to conform to the current year’s presentation.
Customer Concentration
During the three and nine months ended September 30, 2012, the Company's ten largest customers accounted for approximately 62% and 64% of its consolidated net sales. During the three and nine months ended September 30, 2013, the Company's ten largest customers accounted for approximately 66% and 67% of its consolidated net sales, respectively.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of the Company's consolidated net sales was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Customer A	13%	17%	13%	16%
Customer B	15%	14%	16%	14%
Customer C	11%	11%	11%	11%
Customer D	*	*	*	10%
(*) Less than 10%
At September 30, 2013, Customer A accounted for approximately 19% and Customers B and C each accounted for approximately 10% of accounts receivable, net. At December 31, 2012, Customers A and B each accounted for approximately 13% and 12%, respectively, of accounts receivable, net.

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

3. Inventories
Inventories consisted of the following at December 31, 2012 and September 30, 2013 (in thousands):

	December 31, 2012	September 30, 2013
Raw materials	$12,100	$16,147
Work-in-process	27,779	30,409
Finished goods	17,190	16,773
Total	$57,069	$63,329

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
After the preliminary allocation of the goodwill, the carrying amount of the Advanced Surgical reporting unit exceeded its fair value by approximately $16 million, which required the Company to perform an interim goodwill impairment test for the Advanced Surgical reporting unit. Pursuant to the next step of impairment testing, the Company calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. During the first quarter of 2013, the Company had not finalized this step of its impairment testing due to the complexities involved in estimating fair value. In accordance with accounting guidance the Company recognized an estimated impairment charge and recorded a pre-tax goodwill impairment charge of $51.0 million in the first quarter of 2013. The Company finalized the second step of the analysis during the second quarter of 2013 and recorded an additional pre-tax goodwill impairment charge of $12.1 million. The Company has recorded a total pre-tax goodwill impairment charge of $63.1 million in the nine months ended September 30, 2013.
The Company has elected October 31st as its annual impairment assessment date for goodwill and the indefinite lived intangible assets and performs additional impairment tests if triggering events occur. No impairment charges were recorded for goodwill and the indefinite lived intangible assets during the year ended December 31, 2012.
The Company reports all amortization expense related to finite lived intangible assets separately within its unaudited condensed consolidated statement of operations.  For the three and nine months ended September 30, 2012 and 2013, the Company recorded amortization expense related to intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Cost of sales	$497	$497	$1,491	$1,491
Selling, general and administrative	3,238	3,238	9,714	9,714
Total	$3,735	$3,735	$11,205	$11,205

Intangible assets consisted of the following at September 30, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(15,665)	$1,326
Customer contracts and relationships	197,575	(104,758)	92,817
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(120,423)	$123,543
Intangible assets consisted of the following at December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$16,991	$(14,174)	$2,817
Customer contracts and relationships	197,575	(95,045)	102,530
Trade names and trademarks	29,400	—	29,400
Total intangible assets	$243,966	$(109,219)	$134,747
Estimated intangible asset amortization expense for the remainder of 2013 is approximately $3.7 million. The estimated annual intangible asset amortization expense approximates $13.8 million in 2014, $13.0 million in each year in 2015, 2016, and 2017, and $37.6 million thereafter.
At December 31, 2012 and September 30, 2013, the remaining weighted-average amortization periods for the Company’s finite lived intangible assets were as follows (in years):

	Remaining weighted - average amortization period
	December 31, 2012	September 30, 2013
Developed technology and know how	1.4	0.7
Customer contracts and relationships	7.9	7.2
Total finite lived intangible assets	7.7	7.1

5. Long-term debt
Long-term debt consisted of the following at December 31, 2012 and September 30, 2013 (in thousands):

	December 31, 2012	September 30, 2013
Senior secured notes maturing on February 1, 2017, interest at 8.375% ("Senior Secured Notes")	$400,000	$400,000
Senior subordinated notes maturing on November 1, 2017, interest at 10.0% ("Senior Subordinated Notes")	315,000	315,000
Capital lease obligations	20	11
Total debt	715,020	715,011
Less—unamortized discount	(1,715)	(1,444)
Less—current portion	(11)	(7)
Long term debt, excluding current portion	$713,294	$713,560
The Company maintains an asset backed line of credit (the “ABL Revolver”) that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At September 30, 2013, there were no amounts outstanding under the ABL Revolver and the Company’s aggregate borrowing capacity was $38.6 million, after giving effect to outstanding letters of credit totaling $10.9 million and the amount of ineligible accounts receivable and inventories, as defined in the credit agreement governing the ABL Revolver.

6. Restructuring
During the nine months ended September 30, 2013, the Company undertook no material restructuring actions.
In December 2011, the Company's Board of Directors approved a plan of closure with respect to the Company's manufacturing facility in Manchester, England. In April of 2012, the Manchester facility was closed, and substantially all employees were terminated. All affected employees were provided with stay-bonuses as well as one-time termination benefits that were received upon cessation of employment, provided they remained with the Company through the closing date. The total one-time termination benefits totaled approximately $0.6 million and were recorded over each employee’s remaining service period as they were required to stay through their termination date to receive the benefits. During the nine months ended September 30, 2012, the Company recorded $1.4 million of restructuring costs related to the facility's closure that are recorded within “Restructuring expenses” in the accompanying unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2013, restructuring costs were negligible.
In April 2012, the Company announced a plan to close its manufacturing facility in Englewood, Colorado. The Company completed the facility closure in the first quarter of 2013 upon completion of the transfer of the facility's business to the Company's other facilities. In connection with the closure, the Company provided certain one-time termination benefits to affected employees. These one-time termination benefits were recorded over each employee's remaining service period as employees were required to stay through their termination date to receive the benefits. The Company recorded approximately $0.2 million of restructuring costs related to this facility during the three and nine months ended September 30, 2013.
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2012	$340	$—	$340
Restructuring expenses	1,577	975	2,552
Payments	(698)	(143)	(841)
Balance, September 30, 2012	$1,219	$832	$2,051
The following table summarizes the amounts recorded related to restructuring activities, which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2013 (in thousands):

	Employee costs	Other exit costs	Total
Balance, January 1, 2013	$1,329	790	$2,119
Restructuring expenses	(100)	(15)	(115)
Payments	(1,175)	(119)	(1,294)
Balance, September 30, 2013	$54	$656	$710

7. Divestitures & Assets Held for Sale
As part of the Company's continuing efforts to better focus its efforts and align with its customers, the Company discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented.

Summary results of the discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Sales	$2,501	$—	$13,745	$—
Costs and expenses	7,315	63	17,399	63
Operating loss from discontinued operations	(4,814)	(63)	(3,654)	(63)
Other expenses, net	—	—	(6)	—
Loss from discontinued operations before income taxes	(4,814)	(63)	(3,660)	(63)
Provision for income taxes	111	—	515	—
Loss from discontinued operations, net of tax	$(4,925)	$(63)	$(4,175)	$(63)

Assets held for Sale

The Company is in the process of selling its facility located in Huntsville, Alabama.  As of September 30, 2013, the property met the requirements to be classified as held for sale in the condensed consolidated balance sheet, and the sale is considered probable within the next twelve months. The assets had a net book value of approximately $1.1 million and $0.9 million as of December 31, 2012 and September 30, 2013, respectively.  Assets measured at fair value on a non-recurring basis in the current period include the assets held for sale, as described in Note 11.

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
The table below summarizes the activity relating to the Roll-Over options during the three months ended September 30, 2012 and 2013:

Three Months Ended
	September 30, 2012		September 30, 2013
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at July 1	$141	80,727	$141	80,727
Shares repurchased	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Change in fair value	—	—	—	—
Balance at end of period	$141	80,727	$141	80,727

The table below summarizes the activity relating to the Roll-Over options during the nine months ended September 30, 2012 and 2013:

	Nine Months Ended
	September 30, 2012		September 30, 2013
	Liability (in thousands)	Roll-Over Shares Outstanding	Liability (in thousands)	Roll-Over Shares Outstanding
Balance at January 1	$355	201,817	$141	80,727
Shares repurchased	(119)	(67,607)	—	—
Options exercised	(58)	(33,301)	—	—
Options forfeited	(35)	(20,182)	—	—
Change in fair value	(2)	—	—	—
Balance at end of period	$141	80,727	$141	80,727
The Company’s stock-based compensation expense is based on the fair value of stock-based awards measured at the grant date that is recognized over the relevant service period and includes any adjustments to the fair value of the Company’s liability related to the Roll-Over options. For stock based awards, the Company estimates the fair value of each award on the date of grant using the Black-Scholes option valuation model. For Roll-Over options, the Company estimates their fair value at each balance sheet date. The Black-Scholes option pricing model incorporates assumptions regarding stock price volatility, the expected life of the option, a risk-free interest rate, dividend yield, and an estimate of the fair value of Accellent Holdings Corp.'s common stock. The fair value of Accellent Holdings Corp.’s common stock is determined by the Board of Directors of Accellent Holdings Corp. utilizing a market based approach. The volatility of Accellent Holdings Corp.’s common stock is estimated utilizing a weighted average stock price volatility of its publicly traded peer companies, adjusted for the Company’s financial performance and the risks associated with the illiquid nature of Accellent Holdings Corp.'s common stock. The expected life of an option is estimated based on past exercise experience. The Company used the following assumptions as of September 30, 2013 to determine the fair value of the Roll-Over options:

September 30, 2013
Expected term to exercise	0.50 years
Expected volatility	24.72%
Risk-free rate	0.33%
Dividend yield	—%
During the three months ended September 30, 2012 and 2013, the Company granted stock options to employees to purchase approximately 2,347,500 and 2,102,500 shares, respectively, of Accellent Holdings Corp.'s common stock. Of the total stock options granted during the three months ended September 30, 2012,1,173,750 were Performance-Based awards. During the three months ended September 30, 2013, the Company issued no Performance-Based awards to employees. Stock options granted during the three months ended September 30, 2012 and 2013 had a weighted average grant date fair value of $0.79 and $0.68 per share, respectively. During the three months ended September 30, 2012 and 2013, 125,000 and 90,500 shares, respectively, were forfeited by employees.
During the nine months ended September 30, 2012 and 2013, the Company granted stock options to employees to purchase approximately 2,772,500 and 2,367,500 shares, respectively, of Accellent Holdings Corp.'s common stock. Of the total stock options granted during the nine months ended September 30, 2012 and 2013, 1,386,250 and 132,500, respectively, were Performance-Based awards. Stock options granted during the nine months ended September 30, 2012 and 2013 had a weighted average grant date fair value of $0.79 and $0.69 per share, respectively. During the nine months ended September 30, 2012 and 2013, 857,916 and 782,000 shares, respectively, were forfeited by employees.

The following tables summarize the classification of recorded stock-based compensation in the unaudited condensed consolidated statements of operations and the recorded stock-based compensation by type of award for the three and nine months ended September 30, 2012 and 2013.
Classification of expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Cost of sales	$43	$158	$81	$269
Selling, general and administrative	139	260	283	549
Total	$182	$418	$364	$818
Stock-based compensation related to stock awards by type of award (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Time-based vesting options	$130	$316	$314	$508
Restricted stock awards	52	102	52	310
Roll-over options	—	—	(2)	—
Total expense	$182	$418	$364	$818
At September 30, 2013, the Company determined that attainment of certain of the targets through 2013 necessary for Performance-Based options to vest is not probable. Accordingly, the Company has not recorded stock-based compensation expense for Performance-Based stock awards during the three and nine months ended September 30, 2013.
The total unvested Performance-Based shares and their aggregate fair values were 4,923,067 and 4,707,355, and $5.1 million and $4.9 million, at September 30, 2012 and 2013, respectively. The total unvested Time-Based shares and their aggregate fair values were 3,131,850 and 4,243,550, and $3.0 million and $3.4 million, at September 30, 2012 and 2013, respectively.
During the nine months ended September 30, 2012, the Company granted 837,500 shares of Restricted Stock to employees, of which 160,000 were vested and 60,000 were forfeited at September 30, 2013. The awards vest annually each year over a five year period beginning on the grant date. The aggregate grant date fair value was $2,039,750, or $2.50 per share. During the nine months ended September 30, 2013, the Company granted 50,000 shares of Restricted Stock to employees, none of which were vested at September 30, 2013. The awards vest annually each year over a five year period beginning on the grant date. The aggregate grant date fair value was $125,000, or $2.50 per share. The Company recorded approximately $0.1 million of stock-based compensation expense for the three and nine months ended September 30, 2012 related to restricted stock. The Company recorded approximately $0.1 million and $0.3 million of stock-based compensation expense during the three and nine months ended September 30, 2013 related to restricted stock.
Non-employee stock-based compensation During the three months ended September 30, 2012 and 2013, the Company recognized approximately $22,500 and $30,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.
During the nine months ended September 30, 2012 and 2013, the Company recognized approximately $67,500 and $90,000, respectively, of non-employee stock-based compensation related to fees paid to members of the Company’s Board of Directors. These fees are recorded as a liability and recorded in “Other liabilities” in the unaudited condensed consolidated balance sheets.

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
Income tax expense for the three and nine months ended September 30, 2012 was $1.0 million and $2.7 million, respectively, and included $0.7 million and $2.1 million, respectively, of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million and $0.6 million, respectively, in state, foreign, and other taxes.
Income tax expense for the three and nine months ended September 30, 2013 was $1.0 million and $3.2 million, respectively, and included $0.7 million and $2.0 million, respectively, related to the book and tax treatment of goodwill and approximately $0.3 million and $1.2 million, respectively, of state, foreign, and other taxes.
The Company believes that it is more likely than not that the Company will not recognize the benefits of its domestic federal and state deferred tax assets. As a result, the Company continues to provide a full valuation allowance on those deferred tax assets. The Company’s deferred tax assets are not offset by the tax liabilities related to non-deductible goodwill when determining the need for a valuation allowance. The Company had $29.9 million and $31.9 million of net deferred tax liabilities included in “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013, respectively, relating to goodwill basis differences.
The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax law and regulations and require significant judgment to apply. The Company is currently under examination by the State of New York for income tax years ended December 31, 2008 through 2010. The Company is currently under examination by the State of Massachusetts for excise tax year ended December 31, 2011. There are no other current income tax audits. The tax years ended December 31, 2005 through 2011 remain subject to examination by major tax jurisdictions. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies.   The Company is currently assessing these rules and the impacts to the financial statements, if any.

10. Related party transactions
The Company maintains a management services agreement with its principal equity owner, Kohlberg, Kravis, Roberts & Co., (“KKR”) pursuant to which KKR provides certain structuring, consulting and management advisory services. During the three and nine months ended September 30, 2012 and 2013, the Company incurred management fees and related expenses pursuant to this agreement of $0.3 million and $1.0 million, respectively. As of December 31, 2012 and September 30, 2013, the Company owed KKR $0.4 million and $0.3 million for each period, respectively for unpaid management fees which are included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets.  The Company has also historically utilized the services of Capstone Consulting LLC (“Capstone”), an entity affiliated with KKR. No fees or expenses related to Capstone were incurred during the three and nine months ended September 30, 2012 and September 30, 2013. At December 31, 2012 the Company owed Capstone $0.3 million, and had no outstanding payables as of September 30, 2013.
In addition to the above, entities affiliated with KKR Asset Management (“KKR-AM”), an affiliate of KKR, owned approximately $14.0 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes at September 30, 2013. At December 31, 2012, entities affiliated with KKR-AM owned approximately $14.7 million principal amount of the Company’s Senior Secured Notes and approximately $23.4 million principal amount of the Company’s Senior Subordinated Notes.
The Company sells products to Biomet, Inc., which is privately owned by a consortium of private equity sponsors, including KKR. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2012 totaled $0.1 million and $0.3 million, respectively. Net sales resulting from product shipments to Biomet, Inc. during the three and nine months ended September 30, 2013 were approximately $0.1 million, respectively. At

December 31, 2012, accounts receivable from Biomet, Inc. aggregated $0.1 million. At September 30, 2013, accounts receivable from Biomet were negligible.
The Company utilizes the services of SunGard Data Systems, Inc. (“SunGard”), a provider of software and information processing solutions, which is privately owned by a consortium of private equity sponsors, including KKR and Bain Capital. The Company maintains an agreement with SunGard to provide information systems hosting services for the Company. The Company incurred approximately $0.2 million and $0.6 million in fees in connection with this agreement for the three and nine month periods ended September 30, 2012 and September 30, 2013, respectively. At December 31, 2012 and September 30, 2013, the Company owed SunGard approximately $0.1 million.

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
The following tables provide a summary of the financial assets and liabilities recorded at fair value at December 31, 2012 and September 30, 2013 (in thousands):

		Fair Value Measurements at December 31, 2012 determined using
	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Available for Sale Security	$210	$210	$—	$—
Liability for Roll-Over options	$141	$—	$—	$141

		Fair Value Measurements at September 30, 2013 determined using
	Total Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for Roll-Over options	$141	$—	$—	$141
For other instruments, the estimated fair value has been determined by the Company using available market information; however, considerable judgment is required in interpreting market data to develop these estimates.  The methods and assumptions used to estimate the fair value of each class of financial instruments is as set forth below:

•
Accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values at December 31, 2012 and September 30, 2013 based on the short-term nature of these items.

•
Borrowings under the Senior Secured Notes due 2017—Borrowings under the Senior Secured Notes have a fixed rate. The Company intends to carry the Senior Secured Notes until their maturity. At September 30, 2013, the fair value of the Senior Secured Notes, which is Level 2 in the fair value hierarchy, was approximately 104.9%, or $419.6 million, compared to their carrying value of $400 million.

•
Borrowings under the Senior Subordinated Notes due 2017—Borrowings under the Senior Subordinated Notes due 2017 have a fixed rate.  The Company intends to carry the Senior Subordinated Notes until their maturity.  At September 30, 2013 the fair value of the Senior Subordinated Notes, which is Level 2 in the fair value hierarchy, was approximately 92.4%, or $291.1 million, compared to their carrying value of $315 million.

Nonrecurring Fair Value Measurements

The Company evaluated the assets held for sale using a market approach related to the divestiture of the building in Huntsville, Alabama, which is classified as a Level 2 input within the fair value hierarchy.  As bid and transaction values become apparent during the marketing and divestiture process, the fair values of the assets held for sale was established based on the Company's expectations of a sale price.  The carrying value of approximately $1.1 million as of December 31, 2012 was written down to fair value, less costs to sell, resulting in a loss of approximately $0.2 million. The loss was recorded in income (loss) from continuing operations.

12. Commitments and Contingencies
The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
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

13. Environmental matters
The Pennsylvania Department of Environmental Protection (“DEP”) filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging recent amendments to the U.S. Environmental Protection Agency (“EPA”) National Air Emissions Standards for hazardous air pollutants from halogenated solvent cleaning operations. These revised standards exempt three industry sectors (aerospace, narrow tube manufacturers and facilities that use continuous web-cleaning and halogenated solvent cleaning machines) from facility emission limits for Trichloroethylene (“TCE”) and other degreaser emissions. The EPA has agreed to reconsider the exemption. The Company’s Collegeville facility meets current EPA control standards for TCE emissions and is exempt from the new lower TCE emission limit since the Company manufactures narrow tubes. As part of efforts to lower TCE emissions, the Company has begun to implement a process that will reduce the Company’s TCE emissions generated by its Collegeville facility. However, this process will not reduce TCE emissions to the levels required should a new standard become law.
At each of December 31, 2012 and September 30, 2013, the Company maintained a reserve for environmental liabilities of approximately $1.6 million and $1.4 million. The Company expects to pay $0.1 million during the balance of 2013.

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
The following tables present the unaudited condensed consolidating statements of operations and the unaudited condensed consolidating statements of comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2013, the unaudited condensed consolidating balance sheets as of December 31, 2012 and September 30, 2013, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2013, of Accellent Inc. (the “Parent”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries.

Unaudited Condensed Consolidating Statements of Operations —
Three months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$115,587	$10,939	$(565)	$125,961
Cost of sales (exclusive of amortization)	—	85,095	7,720	(565)	92,250
Selling, general and administrative expenses	23	11,918	892	—	12,833
Research and development expenses	—	210	209	—	419
Restructuring expenses	—	714	—	—	714
Amortization of intangible assets	3,735	—	—	—	3,735
(Gain) loss on disposal of assets	—	(223)	2	—	(221)
(Loss) income from continuing operations	(3,758)	17,873	2,116	—	16,231
Interest (expense) income, net	(17,363)	656	(672)	—	(17,379)
Other income, net	—	167	425	—	592
Equity in earnings (losses) of affiliates	19,772	1,313	—	(21,085)	—
(Loss) income from continuing operations before income taxes	(1,349)	20,009	1,869	(21,085)	(556)
Provision for income taxes	—	443	556	—	999
Net (loss) income from continuing operations	(1,349)	19,566	1,313	(21,085)	(1,555)
Net (loss) income from discontinued operations, net of tax	(5,131)	206	—	—	(4,925)
Net (loss) income	$(6,480)	$19,772	$1,313	$(21,085)	$(6,480)

Unaudited Condensed Consolidating Statements of Operations —
Three months ended September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$123,983	$11,864	$(410)	$135,437
Cost of sales (exclusive of amortization)	—	89,848	8,123	(410)	97,561
Selling, general and administrative expenses	30	11,594	887	—	12,511
Research and development expenses	—	294	214	—	508
Impairment of goodwill	—	—	—	—	—
Restructuring expenses	—	66	—	—	66
Amortization of intangible assets	3,735	—	—	—	3,735
Loss on disposal of assets	—	148	56	—	204
(Loss) income from continuing operations	(3,765)	22,033	2,584	—	20,852
Interest (expense) income, net	(17,287)	715	(716)	—	(17,288)
Other income (expense), net	—	1,160	(1,263)	—	(103)
Equity in earnings of affiliates	23,415	202	—	(23,617)	—
Income (loss) from continuing operations before income taxes	2,363	24,110	605	(23,617)	3,461
Provision for income taxes	—	632	403	—	1,035
Net income (loss) from continuing operations	2,363	23,478	202	(23,617)	2,426
Net loss from discontinued operations, net of tax	—	(63)	—	—	(63)
Net income (loss)	$2,363	$23,415	$202	$(23,617)	$2,363

Unaudited Condensed Consolidating Statements of Operations —
Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$346,842	$31,397	$(1,713)	$376,526
Cost of sales (exclusive of amortization)	—	260,184	21,899	(1,713)	280,370
Selling, general and administrative expenses	69	38,702	2,731	—	41,502
Research and development expenses	—	707	657	—	1,364
Restructuring expenses	—	2,552	—	—	2,552
Amortization of intangible assets	11,205	—	—	—	11,205
(Gain) loss on disposal of assets	—	(264)	10	—	(254)
(Loss) income from continuing operations	(11,274)	44,961	6,100	—	39,787
Interest (expense) income, net	(51,812)	1,997	(2,064)	—	(51,879)
Other (expense) income, net	—	(1,154)	1,064	—	(90)
Equity in earnings of affiliates	49,143	3,273	—	(52,416)	—
(Loss) income from continuing operations before income taxes	(13,943)	49,077	5,100	(52,416)	(12,182)
Provision for income taxes	—	890	1,827	—	2,717
Net (loss) income from continuing operations	(13,943)	48,187	3,273	(52,416)	(14,899)
Net (loss) income from discontinued operations, net of tax	(5,131)	956	—	—	(4,175)
Net (loss) income	$(19,074)	$49,143	$3,273	$(52,416)	$(19,074)

Unaudited Condensed Consolidating Statements of Operations —
Nine months ended September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$355,194	$32,827	$(1,053)	$386,968
Cost of sales (exclusive of amortization)	—	265,785	23,087	(1,053)	287,819
Selling, general and administrative expenses	92	36,746	2,698	—	39,536
Research and development expenses	—	919	588	—	1,507
Impairment of goodwill	63,128	—	—	—	63,128
Restructuring expenses	—	(115)	—	—	(115)
Amortization of intangible assets	11,205	—	—	—	11,205
Loss on disposal of assets	—	814	82	—	896
(Loss) income from continuing operations	(74,425)	51,045	6,372	—	(17,008)
Interest (expense) income, net	(51,867)	2,123	(2,121)	—	(51,865)
Other income (expense), net	923	306	(1,512)	—	(283)
Equity in earnings of affiliates	52,992	1,649	—	(54,641)	—
(Loss) income from continuing operations before income taxes	(72,377)	55,123	2,739	(54,641)	(69,156)
Provision for income taxes	—	2,068	1,090	—	3,158
Net (loss) income from continuing operations	(72,377)	53,055	1,649	(54,641)	(72,314)
Net loss from discontinued operations, net of tax	—	(63)	—	—	(63)
Net (loss) income	$(72,377)	$52,992	$1,649	$(54,641)	$(72,377)

Unaudited Condensed Consolidating Balance Sheets
December 31, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$53,812	$6,090	$—	$59,902
Accounts receivable, net	—	46,992	2,929	(518)	49,403
Inventories	—	52,807	4,262	—	57,069
Prepaid expenses and other current assets	215	10,399	359	—	10,973
Total current assets	215	164,010	13,640	(518)	177,347
Property, plant and equipment, net	—	89,413	25,396	—	114,809
Assets held for sale	—	1,060	—	—	1,060
Intercompany receivables, net	—	365,713	—	(365,713)	—
Investment in subsidiaries	554,794	9,143	—	(563,937)	—
Goodwill	619,443	—	—	—	619,443
Other intangible assets, net	134,747	—	—	—	134,747
Deferred financing costs and other assets, net	13,269	(8)	505	—	13,766
Total assets	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172
Current portion of long-term debt	$—	$11	$—	$—	$11
Accounts payable	1	18,613	1,948	(518)	20,044
Accrued expenses and other current liabilities	19,317	20,267	3,927	—	43,511
Total current liabilities	19,318	38,891	5,875	(518)	63,566
Long-term debt	1,057,832	—	21,175	(365,713)	713,294
Other long-term liabilities	911	35,646	3,348	—	39,905
Total liabilities	1,078,061	74,537	30,398	(366,231)	816,765
Equity	244,407	554,794	9,143	(563,937)	244,407
Total liabilities and equity	$1,322,468	$629,331	$39,541	$(930,168)	$1,061,172

Unaudited Condensed Consolidating Balance Sheets
September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$56,651	$7,926	$—	$64,577
Accounts receivable, net	—	52,603	4,559	(427)	56,735
Inventories	—	58,232	5,097	—	63,329
Prepaid expenses and other current assets	24	3,095	284	—	3,403
Total current assets	24	170,581	17,866	(427)	188,044
Property, plant and equipment, net	—	87,721	28,594	—	116,315
Assets held for sale	—	880	—	—	880
Intercompany receivables, net	—	417,205	—	(417,205)	—
Investment in subsidiaries	608,507	11,523	—	(620,030)	—
Goodwill	556,315	—	—	—	556,315
Other intangible assets, net	123,543	—	—	—	123,543
Deferred financing costs and other assets, net	11,090	64	480	—	11,634
Total assets	$1,299,479	$687,974	$46,940	$(1,037,662)	$996,731
Current portion of long-term debt	$—	$7	$—	$—	$7
Accounts payable	—	20,845	1,841	(427)	22,259
Accrued expenses and other current liabilities	18,804	22,098	5,583	—	46,485
Total current liabilities	18,804	42,950	7,424	(427)	68,751
Long-term debt	1,106,313	—	24,452	(417,205)	713,560
Other long-term liabilities	926	36,517	3,541	—	40,984
Total liabilities	1,126,043	79,467	35,417	(417,632)	823,295
Equity	173,436	608,507	11,523	(620,030)	173,436
Total liabilities and equity	$1,299,479	$687,974	$46,940	$(1,037,662)	$996,731

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Three months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,480)	$19,772	$1,313	$(21,085)	$(6,480)
Other comprehensive income (loss):
Unrealized gain on available for sale security	(250)	—	—	—	(250)
Cumulative translation adjustment	344	163	181	(344)	344
Comprehensive (loss) income	$(6,386)	$19,935	$1,494	$(21,429)	$(6,386)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Three months ended September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$2,363	$23,415	$202	$(23,617)	$2,363
Other comprehensive income (loss):
Cumulative translation adjustment	655	269	386	(655)	655
Comprehensive income	$3,018	$23,684	$588	$(24,272)	$3,018

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(19,074)	$49,143	$3,273	$(52,416)	$(19,074)
Other comprehensive income (loss):
Unrealized gain on available for sale security	(57)	—	—	—	(57)
Cumulative translation adjustment	358	218	140	(358)	358
Comprehensive (loss) income	$(18,773)	$49,361	$3,413	$(52,774)	$(18,773)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
Nine months ended September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(72,377)	$52,992	$1,649	$(54,641)	$(72,377)
Other comprehensive income (loss):
Unrealized gain on available for sale security	32	—	—	—	32
Realized gain on available for sale security	(242)	—	—	—	(242)
Cumulative translation adjustment	723	(8)	731	(723)	723
Comprehensive (loss) income	$(71,864)	$52,984	$2,380	$(55,364)	$(71,864)

Unaudited Condensed Consolidating Statements of Cash Flows —
Nine months ended September 30, 2012 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(49,930)	$59,628	$4,048	$—	$13,746
Net cash provided by operating activities of discontinued operations	—	2,406	—	—	2,406
Net cash (used in) provided by operating activities	(49,930)	62,034	4,048	—	16,152
Cash flows from investing activities:
Capital expenditures	—	(4,552)	(8,628)	—	(13,180)
Proceeds from disposition of assets	—	264	—	—	264
Net cash used in investing activities of continuing operations	—	(4,288)	(8,628)	—	(12,916)
Net cash provided by investing activities of discontinued operations	—	7,484	—	—	7,484
Net cash provided by (used in) investing activities	—	3,196	(8,628)	—	(5,432)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(14)	(2)	—	(16)
Intercompany receipts (advances)	49,973	(53,379)	3,406	—	—
Repurchase of parent company stock	(43)	—	—	—	(43)
Cash flows provided by (used in) financing activities	49,930	(53,393)	3,404	—	(59)
Effect of exchange rate changes in cash	—	86	(18)	—	68
Net increase (decrease) in cash	—	11,923	(1,194)	—	10,729
Cash, beginning of period	—	32,627	6,231	—	38,858
Cash, end of period	$—	$44,550	$5,037	$—	$49,587

Unaudited Condensed Consolidating Statements of Cash Flows —
Nine months ended September 30, 2013 (in thousands):

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(48,325)	$56,307	$4,635	$—	$12,617
Net cash used in operating activities of discontinued operations	—	(265)	—	—	(265)
Net cash (used in) provided by operating activities	(48,325)	56,042	4,635	—	12,352
Cash flows from investing activities:
Capital expenditures	—	(9,877)	(6,316)	—	(16,193)
Proceeds from sale of equipment	—	61	7	—	68
Proceeds from the sale of available for sale securities	242	—	—	—	242
Net cash provided by (used in) investing activities of continuing operations	242	(9,816)	(6,309)	—	(15,883)
Net cash provided by investing activities of discontinued operations	—	7,987	—	—	7,987
Net cash provided by (used in) investing activities	242	(1,829)	(6,309)	—	(7,896)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(9)	—	—	(9)
Intercompany receipts (advances)	48,083	(51,357)	3,274	—	—
Cash flows provided by (used in) financing activities	48,083	(51,366)	3,274	—	(9)
Effect of exchange rate changes in cash	—	(8)	236	—	228
Net increase in cash	—	2,839	1,836	—	4,675
Cash, beginning of period	—	53,812	6,090	—	59,902
Cash, end of period	$—	$56,651	$7,926	$—	$64,577

15. Changes in Stockholders' Equity
The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2013 (in thousands except share data):

	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated (deficit)	Total Equity
	Shares	Amount
Balance, January 1, 2013	1,000	$—	$639,610	$(2,554)	$(392,649)	$244,407
Comprehensive loss:
Net loss		—	—	—	(72,377)	(72,377)
Unrealized gain on available for sale security		—	—	32	—	32
Realized gain on available for sale security		—	—	(242)	—	(242)
Cumulative translation adjustment		—	—	723	—	723
Total comprehensive loss						(71,864)
Stock-based compensation and other		—	893	—	—	893
Balance, September 30, 2013	1,000	$—	$640,503	$(2,041)	$(465,026)	$173,436

16. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive (loss) income for the three months ended September 30, 2012 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at July 1, 2012	$(317)	$1,348	$(2,090)	$(1,059)
Other comprehensive (loss) income before reclassifications	—	(250)	344	94
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive (loss) income	—	(250)	344	94
Balance at September 30, 2012	$(317)	$1,098	$(1,746)	$(965)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2013 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at July 1, 2013	$(1,159)	$—	$(1,537)	$(2,696)
Other comprehensive income before reclassifications	—	—	655	655
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	—	—	655	655
Balance at September 30, 2013	$(1,159)	$—	$(882)	$(2,041)

The following table summarizes the changes in accumulated other comprehensive (loss) income for the nine months ended September 30, 2012 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2012	$(317)	$1,155	$(2,104)	$(1,266)
Other comprehensive (loss) income before reclassifications	—	(57)	358	301
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive (loss) income	—	(57)	358	301
Balance at September 30, 2012	$(317)	$1,098	$(1,746)	$(965)

The following table summarizes the changes in accumulated other comprehensive (loss) income for the nine months ended September 30, 2013 (in thousands):

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 1, 2013	$(1,159)	$210	$(1,605)	$(2,554)
Other comprehensive (loss) income before reclassifications	—	(210)	723	513
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive (loss) income	—	(210)	723	513
Balance at September 30, 2013	$(1,159)	$—	$(882)	$(2,041)

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

During the first quarter of 2013, the Company reorganized its business into two segments: Advanced Surgical ("AS" or "AS Segment") and Cardio & Vascular ("CV" or "CV Segment"). The AS Segment is led by the president of AS who reports to the Chief Executive Officer. This segment produces products for (1) orthopaedics that include joint, spinal, arthroscopy, and trauma products, and (2) endoscopy that include gastrointestinal, urology, and laparoscopy products. The CV Segment is also led by the president of CV who reports to the Chief Executive Officer. This segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defribillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannulae kits, vein grafting and bypass instruments. As a result, the Company's reportable segment information has been restated to reflect the current structure.

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

The Company's net sales and Adjusted EBITDA by segment as well as a reconciliation of Total Adjusted EBITDA to the consolidated loss from continuing operations before provision for income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Net sales:
Cardio & Vascular	$79,550	$83,337	$236,235	$240,505
Advanced Surgical	48,996	53,169	147,170	148,827
Intersegment	(2,585)	(1,069)	(6,879)	(2,364)
Total net sales	$125,961	$135,437	$376,526	$386,968

Adjusted EBITDA:
Cardio & Vascular	$25,307	$26,852	$72,758	$72,568
Advanced Surgical	8,470	9,493	22,586	22,638
Corporate Services	(5,625)	(5,761)	(19,400)	(18,569)
Total Adjusted EBITDA	$28,152	$30,584	$75,944	$76,637

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before provision for income taxes
Impairment of goodwill	$—	$—	$—	$(63,128)
Interest expense, net	(17,379)	(17,288)	(51,879)	(51,865)
Depreciation and amortization	(10,090)	(8,406)	(29,578)	(24,634)
Stock-based compensation - employees	(182)	(418)	(364)	(818)
Stock-based compensation - non-employees	(23)	(30)	(68)	(90)
Employee severance and relocation	(500)	(152)	(1,870)	(971)
Restructuring expenses	(714)	(66)	(2,552)	115
Plant closure costs & other	(194)	(27)	(517)	(1,244)
Currency gain (loss)	568	(111)	(152)	(1,231)
Gain (loss) on disposal of property and equipment	221	(204)	254	(896)
Other taxes	(80)	(70)	(395)	(218)
Management fees to stockholder	(335)	(351)	(1,005)	(1,055)
Realized gain on available for sale security	—	—	—	242
Total adjustments	$(28,708)	$(27,123)	$(88,126)	$(145,793)

Income (loss) from continuing operations before provision for income taxes	$(556)	$3,461	$(12,182)	$(69,156)

The Company's capital expenditures by segment at September 30, 2012 and September 30, 2013 are as follows (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2013
Capital expenditures:
Cardio & Vascular	$6,191	$8,144
Advanced Surgical	6,279	7,769
Corporate	710	280
Total capital expenditures	$13,180	$16,193

The Company's assets by segment at December 31, 2012 and September 30, 2013 are as follows (in thousands):

	December 31, 2012	September 30, 2013
Assets:
Cardio & Vascular	$606,304	$619,541
Advanced Surgical	245,619	181,577
Corporate Services	209,249	195,613
Total assets	$1,061,172	$996,731

18. Subsequent Events

The Company has evaluated the period from September 30, 2013, the date of the unaudited condensed consolidated financial statements, through the date of the issuance and filing of the unaudited consolidated financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these unaudited condensed consolidated financial statements or require additional disclosure.

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
During each of the three and nine months ended September 30, 2012, our ten largest customers accounted for approximately 62% and 64% of our consolidated net sales, respectively. During the three and nine months ended September 30, 2013, our ten largest customers accounted for approximately 66% and 67% of our consolidated net sales, respectively. Three customers each accounted for 10% or more of our consolidated net sales during the three and nine months ended September 30, 2012 and the three months ended September 30, 2013, and four customers accounted for 10% or more of our consolidated net sales during the nine months ended September 30, 2013. We expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future.
The actual percentage of net sales derived from each customer whose sales represented 10% or more of our consolidated net sales were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Customer A	13%	17%	13%	16%
Customer B	15%	14%	16%	14%
Customer C	11%	11%	11%	11%
Customer D	*	*	*	10%
(*) Less than 10%

Recent Developments

Segment Reporting

During the first quarter of 2013, we reorganized our business into two segments: Advanced Surgical ("AS" or "AS Segment") and Cardio & Vascular ("CV" or "CV Segment"). The AS Segment produces products for (1) orthopaedics that include joint, spinal, arthroscopy, and trauma products, and (2) endoscopy that include gastrointestinal, urology, and laparoscopy products. The CV Segment produces products for (1) cardiac rhythm management that includes pacemakers, implantable defibrillators, tools and accessories, (2) cardiovascular that includes cardiac and peripheral stents, guide wires, catheters and delivery systems, and (3) cardiac surgery that includes heart valves, perfusion cannula kits, vein grafting and bypass instruments. We have presented prior period information for 2012 to conform to the current year presentation of our reportable segments.

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

We recorded the following amounts as net loss on discontinued operations during the periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Loss on disposition of discontinued operations	$(4,925)	$(63)	$(4,175)	$(63)
Income from discontinued operations	—	—	—	—
Net loss from discontinued operations, net of tax	$(4,925)	$(63)	$(4,175)	$(63)

Change in Fiscal Year

On October 22, 2013, the Board of Directors approved a change to the Company’s fiscal year end from December 31 to the date determined by an annual reporting cycle whereby each fiscal year will typically consist of four 13-week quarters. The change in the Company’s fiscal year end will become effective for the Company’s 2014 fiscal year, which will begin January 1, 2014 and end January 3, 2015. In fiscal year 2014, the Company will report an additional week in the fourth quarter resulting in a 53-week fiscal year with 368 days. Because there will be no gap between the end of the Company’s 2013 fiscal year and the beginning of its 2014 fiscal year, the Company will not file a transition report.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2013
The following table sets forth our operating data derived from the unaudited condensed consolidated statements of continuing operations for the three months ended September 30, 2012 and 2013, presented as a percentage of net sales.

	Three Months Ended
	September 30, 2012	September 30, 2013
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	73.2	72.0
Gross profit	26.8	28.0
Selling, general and administrative expenses	10.2	9.2
Research and development expenses	0.3	0.4
Impairment of goodwill	—	—
Restructuring expenses and other	0.4	0.2
Amortization of intangible assets	3.0	2.8
Income from continuing operations	12.9%	15.4%

Net Sales

The following table shows the net sales by segment for the three months ended September 30, 2012 and September 30, 2013 (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Net Sales:
Cardio & Vascular segment	$78,719	$82,772	$4,053	5.1%
Advanced Surgical segment	47,242	52,665	5,423	11.5%
Total net sales	$125,961	$135,437	$9,476	7.5%
Net sales for the three months ended September 30, 2013 were $135.4 million, an increase of $9.5 million, or 7.5%, compared to net sales of $126.0 million for the three months ended September 30, 2012. The increase in net sales was a result of an increase in shipments in both segments of approximately $12.0 million, offset in part by price decreases of $1.6 million, as well as $0.9 million related to decreased sales of platinum.
Net sales for the three months ended September 30, 2013 for the CV Segment were $82.8 million, an increase of $4.1 million, or 5.1%, compared to net sales of $78.7 million for the three months ended September 30, 2012. The increase in net sales for the CV Segment is primarily attributed to increased volume of approximately $5.8 million, offset by price decreases of $0.8 million and $0.9 million related to decreased sales of platinum.
Net sales for the three months ended September 30, 2013 for the AS Segment were $52.7 million, an increase of $5.4 million, or 11.5%, as compared to net sales of $47.2 million for the three months ended September 30, 2012. The increase in net sales for the AS Segment is primarily related to increases in volume of $6.2 million, offset by decreases in price of $0.8 million.
Cost of sales
The following table shows the cost of sales by segment for the three months ended September 30, 2012 and September 30, 2013 (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Cost of Sales:
Cardio & Vascular segment	$53,513	$55,336	$1,823	3.4%
Advanced Surgical segment	38,737	42,225	3,488	9.0%
Total cost of sales	$92,250	$97,561	$5,311	5.8%
Cost of sales were $97.6 million for the three months ended September 30, 2013 compared to $92.3 million for the three months ended September 30, 2012, an increase of $5.3 million, or 5.8%. Cost of sales reflects our variable manufacturing and fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to higher costs from increased volume comprised of the following: material increases of $4.1 million, which included $0.9 million of platinum cost pass through, $2.4 million related to increased manufacturing staffing, $1.0 million due to increased overhead support staffing and $0.3 million related to increased medical benefit expense. These increases were offset by $1.5 million of lower depreciation and $1.0 million due to utilization of our fixed cost infrastructure.

Cost of sales for the CV Segment for the three months ended September 30, 2013 were $55.3 million compared to $53.5 million for the three months ended September 30, 2012, an increase of $1.8 million, or 3.4%. The increase in cost of sales for the CV Segment was primarily attributable to material increases of $0.9 million, which included $0.9 million of platinum cost pass through, and $0.7 million related to increased manufacturing staffing, $0.2 million related to increased medical benefit expense and $0.9 million due to increased overhead support staffing. These increases were offset by $0.8 million of lower depreciation and $0.1 million due to utilization of our fixed cost infrastructure.

Cost of sales for the AS Segment for the three months ended September 30, 2013 were $42.2 million compared to $38.7 million for the three months ended September 30, 2012, an increase of $3.5 million, or 9.0%. The increase in cost of sales for the AS Segment was primarily attributable to material increases of $3.2 million, $1.7 million related to increased manufacturing staffing, $0.1 million related to increased medical benefit expense and $0.1 million due to increased overhead support staffing. These increases were offset by $0.7 million of lower depreciation and $0.9 million due to utilization of our fixed cost infrastructure.
Gross profit
The following table shows the gross profit by segment for the three months ended September 30, 2013 and September 30, 2012 (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Gross Profit:
Cardio & Vascular segment	$25,206	$27,436	$2,230	8.8%
Advanced Surgical segment	8,505	10,440	1,935	22.8%
Total gross profit	$33,711	$37,876	$4,165	12.4%
Gross profit was $37.9 million, or 28.0%, of net sales, for the three months ended September 30, 2013 compared to $33.7 million, or 26.8%, of net sales for the three months ended September 30, 2012. As a percentage of sales, gross profit increased 1.2% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased sales volume.
Gross profit for the CV Segment for the three months ended September 30, 2013 was $27.4 million compared to $25.2 million for the three months ended September 30, 2012, an increase of $2.2 million, or 8.8%, primarily attributable to increased sales volume, offset in part by higher manufacturing costs.
Gross profit for the AS Segment for the three months ended September 30, 2013 was $10.4 million compared to $8.5 million for the three months ended September 30, 2012, an increase of $1.9 million, or 22.8%, primarily attributable to increased sales volume, offset in part by higher manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, were $12.5 million for the three months ended September 30, 2013 compared to $12.8 million for the three months ended September 30, 2012.  The $0.3 million decrease in SG&A expenses were primarily attributable to lower professional fees, depreciation, and other operating expenses.
Research and Development Expenses
Research and development, or R&D, expenses for each of the three months ended September 30, 2013 and September 30, 2012 were approximately $0.5 million and $0.4 million, respectively. R&D expenses represent costs related to the development of new or improved manufacturing technologies.
Interest Expense, net
Interest expense, net, was $17.3 million and $17.4 million for each of the three month periods ended September 30, 2013 and September 30, 2012, respectively, due primarily to interest related to the Senior Secured Notes and Senior Subordinated Notes.
Other (Expense) Income, net
Other (expense) income, net was ($0.1) million and 0.6 million for the three month periods ended September 30, 2013 and September 30, 2012, respectively. Included in other (expense) income, net are foreign currency gains and losses. During the three months ended September 30, 2013, we recorded a currency loss of approximately $0.1 million compared to a gain of approximately $0.6 million during the three months ended September 30, 2012. The change is due to fluctuation in foreign currency exchange rates during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Income Tax Expense
Income tax expense for the three months ended September 30, 2013 was $1.0 million and included $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in state, foreign, and other taxes. Income tax expense for the three months ended September 30, 2012 was $1.0 million and included approximately $0.7 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.3 million in state, foreign, and other taxes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth our operating data derived from the unaudited condensed consolidated statements of continuing operations for the nine months ended September 30, 2012 and 2013, presented as a percentage of net sales.

	Nine Months Ended
	September 30, 2012	September 30, 2013
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%
Cost of sales	74.5	74.4
Gross profit	25.5	25.6
Selling, general and administrative expenses	11.0	10.2
Research and development expenses	0.4	0.4
Impairment of goodwill	—	16.3
Restructuring expenses and other	0.6	0.2
Amortization of intangible assets	3.0	2.9
Income from continuing operations	10.5%	(4.4)%

Net Sales

The following table shows the net sales by segment for the nine months ended September 30, 2012 and September 30, 2013 (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Net Sales:
Cardio & Vascular segment	$234,630	$239,351	$4,721	2.0%
Advanced Surgical segment	141,896	147,617	5,721	4.0%
Total net sales	$376,526	$386,968	$10,442	2.8%
Net sales for the nine months ended September 30, 2013 were $387.0 million, an increase of approximately $10.4 million, or 2.8%, compared to net sales of $376.5 million for the nine months ended September 30, 2012. The increase in net sales was a result of an increase in shipments in both segments of approximately $17.8 million, offset in part by price decreases of $5.6 million as well as $1.8 million related to decreased sales of platinum.
Net sales for the nine months ended September 30, 2013 for the CV Segment were $239.4 million, an increase of $4.7 million, or 2.0%, compared to net sales of $234.6 million for the nine months ended September 30, 2012. The increase in net sales for the CV Segment is primarily attributed to increased volume of $10.1 million offset by price decreases of $3.6 million and $1.8 million related to decreased sales of platinum.
Net sales for the nine months ended September 30, 2013 for the AS Segment were $147.6 million, an increase of $5.7 million, or 4.0%, as compared to net sales of $141.9 million for the nine months ended September 30, 2012. The increase in net sales for the AS Segment is primarily related to increases in volume of $7.7 million offset by decreases in price of $2.0 million.

Cost of sales
The following table shows the cost of sales by segment for the nine months ended September 30, 2012 and September 30, 2013 (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Cost of Sales:
Cardio & Vascular segment	$161,946	$165,772	$3,826	2.4%
Advanced Surgical segment	118,424	122,047	3,623	3.1%
Total cost of sales	$280,370	$287,819	$7,449	2.7%
Cost of sales were $287.8 million for the nine months ended September 30, 2013 compared to $280.4 million for the nine months ended September 30, 2012, an increase of $7.4 million, or 2.7%. Cost of sales reflects our variable manufacturing and fixed overhead costs necessary to produce products for our customers. The increase in cost of sales is primarily attributable to higher costs from increased volume comprised of the following: material increases of $4.4 million which included $1.8 million of platinum cost pass through, $3.4 million related to increased manufacturing staffing, approximately $2.2 million of increased medical benefit expense, $1.4 million due to lower utilization of our fixed cost infrastructure and $0.4 million related to increased overhead staffing. These increases were offset by $4.4 million of lower depreciation.

Cost of sales for the CV Segment for the nine months ended September 30, 2013 was $165.8 million compared to $161.9 million for the nine months ended September 30, 2012, an increase of $3.8 million, or 2.4%. The increase in cost of sales for the CV Segment was primarily attributable to overhead staffing increases of $2.0 million, $1.2 million of increased medical benefit expense, material increases of $1.2 million which included $1.8 million of platinum cost pass through, $1.0 million due to lower utilization of our fixed cost infrastructure, and $0.4 million related to increased manufacturing staffing. These increases were offset by $2.0 million of lower depreciation.

Cost of sales for the AS Segment for the nine months ended September 30, 2013 was $122.0 million compared to $118.4 million for the nine months ended September 30, 2012, an increase of $3.6 million, or 3.1%. The increase in cost of sales for the AS Segment was primarily attributable to increased material cost of $3.2 million, $3.0 million related to increased manufacturing staffing, $1.0 million of increased medical benefit expense, and $0.4 million due to lower utilization of our fixed cost infrastructure. These increases were offset by $2.4 million of lower depreciation and $1.6 million of lower overhead staffing costs.
Gross profit
The following table shows the gross profit by segment for the nine months ended September 30, 2013 and September 30, 2012 (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2013	Increase	% Change
Gross Profit:
Cardio & Vascular segment	$72,684	$73,579	$895	1.2%
Advanced Surgical segment	23,472	25,570	2,098	8.9%
Total gross profit	$96,156	$99,149	$2,993	3.1%
Gross profit was $99.1 million, or 25.6%, of net sales, for the nine months ended September 30, 2013 compared to $96.2 million, or 25.5%, of net sales for the nine months ended September 30, 2012. As a percentage of sales, gross profit increased 0.1% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 driven primarily by the AS Segment.
Gross profit for the CV Segment for the nine months ended September 30, 2013 was $73.6 million compared to $72.7 million for the nine months ended September 30, 2012, an increase of approximately $0.9 million, or 1.2%. The increase in gross profit for the CV Segment was primarily a result of the increase in sales offset in part by higher cost of sales.
Gross profit for the AS Segment for the nine months ended September 30, 2013 was $25.6 million compared to $23.5 million for the nine months ended September 30, 2012, an increase of $2.1 million, or 8.9%. The increase in gross profit for the AS Segment was primarily a result of the increase in sales offset in part by higher cost of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, were $39.5 million for the nine months ended September 30, 2013 compared to $41.5 million for the nine months ended September 30, 2012.  The $2.0 million decrease in SG&A expenses was primarily attributable to lower professional fees, depreciation, travel expenses, utilities and other operating expenses.
Research and Development Expenses
Research and development, or R&D, expenses for the nine months ended September 30, 2013 were approximately $1.5 million and $1.4 million for each of the nine months ended September 30, 2013 and September 30, 2012, respectively. R&D expenses represent costs related to the development of new or improved manufacturing technologies.
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
After preliminary allocation of the goodwill, the carrying amount of the AS reporting unit exceeds its fair value by approximately $16 million, which required us to perform an interim goodwill impairment test for the AS reporting unit. Pursuant to the next step of impairment testing, we calculated an implied fair value of goodwill based on a hypothetical purchase price allocation. During the first quarter of 2013, the Company had not finalized this step of its impairment testing due to the complexities involved in estimating fair value. In accordance with accounting guidance, the Company recognized an estimated impairment charge and recorded a pre-tax goodwill impairment charge of $51.0 million during the first quarter of 2013. The Company finalized the second step of the analysis in the second quarter of 2013 and recorded an additional pre-tax goodwill impairment charge of $12.1 million. The Company has recorded a total pre-tax goodwill impairment charge of $63.1 million as of September 30, 2013.
Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Interest Expense, net
Interest expense, net, was $51.9 million for each of the nine month periods ended September 30, 2013 and September 30, 2012, due primarily to interest related to the Senior Secured Notes and Senior Subordinated Notes.
Other (Expense) Income, net
Other (expense) income, net was ($0.3) million and ($0.1) million for the nine month periods ended September 30, 2013 and September 30, 2012, respectively. Included in other (expense) income, net are foreign currency gains and losses. During the nine months ended September 30, 2013, we recorded a currency loss of approximately $1.2 million compared to a loss of approximately $0.1 million during the nine months ended September 30, 2012. The change is due to fluctuation in foreign currency exchange rates during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In addition, we recorded income of $0.9 million during the nine months ended September 30, 2013 related to a distribution from the demutualization of an insurance company that carries our product liability insurance and sales of available for sale securities in 2013.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2013 was $3.2 million and included $2.0 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $1.2 million in state, foreign, and other taxes. Income tax expense for the nine months ended September 30, 2012 was $2.7 million and included approximately $2.1 million of deferred income tax expense for differences in the book and tax treatment of goodwill and $0.6 million in state, foreign, and other taxes.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash flows from continuing operations and borrowings available to us under our ABL Revolver that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability. At September 30, 2013, there were no amounts outstanding under the ABL Revolver and the Company's aggregate borrowing capacity was $38.6 million, after giving effect to letters of credit totaling $10.9 million. As of September 30, 2013, our total indebtedness amounted to approximately $715.0 million.
Cash provided by operating activities of continuing operations was $12.6 million during the nine months ended September 30, 2013 compared to cash provided by continuing operations of $13.7 million during the nine months ended September 30, 2012, a decrease of $1.1 million of cash provided by operating activities of continuing operations. The decrease was driven primarily by higher working capital requirements. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash used in investing activities of continuing operations was $15.9 million during the nine months ended September 30, 2013 compared to $12.9 million during the nine months ended September 30, 2012.  The increase in cash used for investing activities of continuing operations was primarily related to an increase in spending on capital expenditures. Cash provided by investing activities of discontinued operations was $8.0 million during the nine months ended September 30, 2013 while cash provided by investing activities of discontinued operations was $7.5 million for the nine months ended September 30, 2012.  The increase in cash provided by investing activities of discontinued operations was primarily related to the receipt of proceeds from the sale of our Watertown, CT facility, during the nine months ended September 30, 2013.
The Company's cash used in financing activities for the nine months ended September 30, 2013 and September 30, 2012 was not significant.
Our planned capital expenditures for 2013 include investments related to new business opportunities, upgrades of our existing equipment infrastructure and information technology enhancements.  We expect that these investments will be financed from cash flows from continuing operations.
As of September 30, 2013, we have a liability of $1.4 million, of which the Company expects to pay $0.1 million during 2013, for environmental clean-up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI has implemented and is operating successfully a TCE contamination well pumping treatment system approved by the EPA. We expect to pay approximately $0.1 million of ongoing annual operating costs during each of the next five years relating to this remediation effort. Our environmental accrual at September 30, 2013 includes $1.4 million related to our Collegeville location.
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

Indebtedness
At September 30, 2013, our aggregate debt was approximately $715.0 million, substantially all of which is due in 2017. Our debt consisted of our senior secured notes bearing interest at 8.375% (the “Senior Secured Notes”) and our senior subordinated notes that bear interest at 10% (the “Senior Subordinated Notes”). In addition, we have a $75 million asset based revolving credit facility. Our revolving credit facility afforded us borrowing capacity of $38.6 million at September 30, 2013, after collateralizing approximately $10.9 million of letters of credit. No amounts have been drawn under the facility since it was put in place in January 2010. As of September 30, 2013, we were in compliance with the covenants of our debt agreements.
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
The following table sets forth a reconciliation of net (loss) income to EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
RECONCILIATION OF NET (LOSS) INCOME TO EBITDA:
Net (loss) income	$(6,480)	$2,363	$(19,074)	$(72,377)
Interest expense, net	17,379	17,288	51,879	51,865
Provision for income taxes	999	1,035	2,717	3,158
Depreciation and amortization	10,090	8,406	29,578	24,634
EBITDA	$21,988	$29,092	$65,100	$7,280

The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
EBITDA	$21,988	$29,092	$65,100	$7,280
Adjustments:
Impairment of goodwill	—	—	—	63,128
Stock-based compensation – employees	182	418	364	818
Stock-based compensation - non-employees	23	30	68	90
Employee severance and relocation	500	152	1,870	971
Loss from discontinued operations, net	4,925	63	4,175	63
Restructuring expenses	714	66	2,552	(115)
Plant closure costs & other	194	27	517	1,244
Currency (gain) loss	(568)	111	152	1,231
(Gain) loss on disposal of assets	(221)	204	(254)	896
Other taxes	80	70	395	218
Management fees to stockholder	335	351	1,005	1,055
Realized gain on available for sale security	—	—	—	(242)
Adjusted EBITDA	$28,152	$30,584	$75,944	$76,637
The differences between Adjusted EBITDA and cash flows used in operating activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Adjusted EBITDA	$28,152	$30,584	$75,944	$76,637
Net changes in operating assets and liabilities	(3,072)	(2,759)	(7,250)	(8,237)
Interest expense, net	(17,379)	(17,288)	(51,879)	(51,865)
Deferred tax provision	620	290	2,099	1,394
Income tax (expense)	(999)	(1,035)	(2,717)	(3,158)
Amortization of debt discount and non-cash interest	796	830	2,329	2,449
Other items, net	(186)	(933)	(2,374)	(4,868)
Net cash provided by operating activities	$7,932	$9,689	$16,152	$12,352
Net cash provided by (used in) investing activities	$5,507	$(5,924)	$(5,432)	$(7,896)
Net cash used in financing activities	$(5)	$(2)	$(59)	$(9)

Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
The following table sets forth our long-term contractual obligations as of September 30, 2013 (in thousands):

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes (1)	$517,250	$33,500	$67,000	$416,750	$—
Senior Subordinated Notes (1)	456,750	31,500	63,000	362,250	—
Capital leases (1)	11	7	4	—	—
Operating leases	21,067	5,884	9,070	4,810	1,303
Purchase obligations (2)	60,634	30,413	30,221	—	—
Other obligations (3)	41,475	632	1,145	973	38,725
Total	$1,097,187	$101,936	$170,440	$784,783	$40,028

(1)	Includes interest and principal payments. Interest is determined using the instrument’s fixed rate of interest.

(2)	Purchase obligations consist of commitments for materials, supplies, machinery and equipment.

(3)
Other obligations include share based payment obligations of $0.1 million payable to employees and $0.8 million payable to non-employees, environmental remediation obligations of $1.4 million, accrued compensation and pension benefits of $5.1 million, deferred income taxes of $32.8 million, accrued restructuring fees of $0.7 million and other obligations of $0.6 million.

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
During the nine months ended September 30, 2013, and in connection with our reorganization into operating our business into two segments, we applied the relative fair value method to assigning goodwill to our reporting units.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 for a more complete discussion of the market risks we encounter.

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
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting: There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No unregistered equity securities of the registrant were sold and no repurchases of equity securities were made during the nine months ended September 30, 2013.

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

Accellent Inc.
November 8, 2013	By:	/s/ Donald J. Spence
Donald J. Spence
President and Chief Executive Officer (Principal Executive Officer)

Accellent Inc.
November 8, 2013	By:	/s/ Richard E. Johnson
Richard E. Johnson
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.DEF	Taxonomy Definition Linkbase Document
______________
*    Filed herewith.